Form 10-Q
period 2004-06-30
CRITICAL THERAPEUTICS INC
filed 2004-08-13
CIK 1145404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number: 000-50767

Critical Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3523569 (I.R.S. Employer Identification No.)

60 Westview Street Lexington, Massachusetts (Address of Principal Executive Offices)	02421 (Zip Code)

Registrant’s telephone number, including area code: (781) 402-5700

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of August 9, 2004, the registrant had 24,037,652 shares of Common Stock, $0.001 par value per share, outstanding.

CRITICAL THERAPEUTICS, INC.

FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
in thousands	2004	2003
Assets:
Current assets:
Cash and cash equivalents	$62,689	$40,078
Amount due under collaboration agreement	1,032	2,500
Short-term investments	29,560	0
Prepaid expenses and other	1,413	430

Total current assets	94,694	43,008

Fixed assets, net	2,009	1,556
Other assets	380	490

Total assets	$97,083	$45,054

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Current portion of long-term debt	$543	$552
Accounts payable	1,098	323
Accrued license fees	0	4,460
Accrued expenses	2,683	977
Revenue deferred under collaboration agreement	10,924	11,478

Total current liabilities	15,248	17,790

Long-term debt, less current portion	458	720
Redeemable convertible preferred stock	0	51,395
Stockholders’ equity (deficit):
Common stock	24	2
Additional paid-in capital	129,815	11,156
Deferred stock-based compensation	(7,321)	(8,536)
Due from stockholders	0	(40)
Accumulated deficit	(40,764)	(27,433)
Accumulated other comprehensive loss	(377)	0

Total stockholders’ equity (deficit)	81,377	(24,851)

Total liabilities and stockholders’ equity (deficit)	$97,083	$45,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in thousands except share and per share data	2004	2003	2004	2003
Revenue under collaboration agreement	$781	$0	$1,586	$0
Operating expenses:
Research and development	5,027	2,796	10,640	4,993
General and administrative	2,924	789	4,585	1,472

Total operating expenses	7,951	3,585	15,225	6,465

Operating loss	(7,170)	(3,585)	(13,639)	(6,465)
Other income, net	225	13	308	35

Net loss	(6,945)	(3,572)	(13,331)	(6,430)
Accretion of dividends and offering costs on preferred stock	(1,049)	(426)	(2,209)	(847)

Net loss available to common stockholders	($7,994)	($3,998)	($15,540)	($7,277)

Net loss per share available to common stockholders	($0.81)	($6.63)	($2.81)	($12.98)

Basic and diluted weighted-average common shares outstanding	9,829,702	603,130	5,524,352	560,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
in thousands	2004	2003
Cash flows from operating activities:
Net loss	($13,331)	($6,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	806	102
Loss on disposal of fixed assets	278	0
Stock-based compensation expense	1,802	1,724
Forgiveness of notes receivable	185	0
Changes in assets and liabilities:
Amount due under collaboration agreement	1,468	0
Prepaid expenses and other	(983)	(76)
Other assets	110	0
Accounts payable	775	(128)
Accrued license fees and other expenses	(2,567)	179
Revenue deferred under collaboration agreement	(554)	0

Net cash used in operating activities	(12,011)	(4,629)

Cash flows from investing activities:
Purchases of fixed assets	(1,537)	(1,241)
Purchases of short-term investments	(29,937)	0

Net cash used in investing activities	(31,474)	(1,241)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	28,050	0
Net proceeds from the initial public offering of common stock	38,174	0
Proceeds from exercise of stock options	143	0
Repurchase of restricted common stock	0	(1)
Proceeds from notes receivable	0	145
Proceeds from long-term debt	0	1,389
Repayments of long-term debt	(271)	(129)

Net cash provided by financing activities	66,096	1,404

Net increase (decrease) in cash and cash equivalents	22,611	(4,466)
Cash and cash equivalents at beginning of period	40,078	13,539

Cash and cash equivalents at end of period	$62,689	$9,073

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$54	$28

Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock	$81,802	$0

Accretion of dividends and offering costs on preferred stock	$2,209	$847

Dividends forfeited on preferred stock conversion into common stock	$5,313	$0

Deferred stock-based compensation for services to be performed	$587	$2,993

Settlement of accrued licensing fee with common stock	$485	$0

Initial public offering expenses included in accrued expenses	$298	$0

Unrealized loss on investments	($377)	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Critical Therapeutics, Inc. (“Critical” or the “Company”) and its subsidiary, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company believes that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 dated May 26, 2004.

     Operating results for the three- and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements include certain judgments regarding accrued expenses and valuation of stock-based compensation.

(2) Initial Public Offering of Common Stock

     On June 2, 2004, the Company sold 6,000,000 shares of its common stock in its initial public offering at a price to the public of $7.00 per share. On June 30, 2004, the Company sold an additional 110,000 shares at a price to the public of $7.00 per share pursuant to the partial exercise of the underwriters’ over-allotment option. The Company received gross proceeds of $42.8 million, of which $3.0 million was paid as an underwriting discount. Expenses related to the offering totaled approximately $1.9 million, of which $298,000 remains in accrued expenses as of June 30, 2004. The Company has invested the net proceeds in highly liquid, interest-bearing, investment grade securities.

     In connection with the Company’s initial public offering of common stock, all of the issued and outstanding redeemable convertible preferred stock converted to common stock at a ratio of one share of common stock for each 3.75 shares of preferred stock then outstanding. As of June 2, 2004, there were 60,410,237 shares of preferred stock that converted into 16,109,403 shares of common stock. The par value and additional paid-in capital related to the redeemable convertible preferred stock totaling $81.8 million was reclassified to common stock in the Company’s balance sheet as of June 30, 2004. Accrued dividends totaling $5.3 million were forfeited in connection with this conversion to common stock.

     As of June 30, 2004, the Company has authorized capital stock of 90,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The rights and preferences of the preferred stock may be established from time to time by the Company’s board of directors.

(3) Reverse Stock Split

     The Company effected a 1-for-3.75 reverse stock split of all outstanding common stock and stock options as of May 20, 2004. All references to the number of common shares and per share amounts have been retroactively restated for all periods presented to reflect this reverse stock split including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Revenue Recognition

     The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”). Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.

     Revenue under the Company’s collaboration agreement with MedImmune, Inc. is recognized over the estimated performance period based on a proportional performance model. Under the proportional performance model, performance is measured as the percentage of cost incurred to date compared to the total costs estimated for the performance period. The amount of revenue recognized during each period represents the cumulative performance percentage of amounts received and due to the Company under the agreement less amounts previously recognized. The Company periodically reviews the estimated performance period and, to the extent such estimate changes, the impact of such change is recorded in operations at that time. Because the Company’s collaborator has the right to cancel the agreement at any time, the Company does not recognize revenues in excess of cumulative cash collections. Deferred revenue consists of payments received in advance of revenue recognized under the agreement.

(5) Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

     Short-term investments consist primarily of U.S. government treasury and agency notes, corporate debt obligations, municipal debt obligations and money market funds, each of investment-grade quality, which have a maturity date greater than 90 days that can be sold within one year. These securities are held until such time as the Company intends to use them to meet the ongoing liquidity needs to support its operations. These investments are recorded at fair value and accounted for as available-for-sale securities. The unrealized gain (loss) during the period is recorded as an adjustment to stockholders’ equity. During the three- and six month periods ended June 30, 2004, the Company recorded an unrealized loss on investments of $377,000. There was no unrealized gain or loss in 2003 as all holdings were classified as cash equivalents. The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization or accretion is included in interest income (expense) in the corresponding period.

(6) Comprehensive Loss

     Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations for the three- and six-month periods end June 30, 2004, and comprehensive loss is the unrealized loss on short-term investments for the period. There were no items affecting comprehensive loss for the three- or six-month periods ended June 30, 2003. Total comprehensive loss was $7.3 million and $3.6 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $13.7 million and $6.4 million, for the six-month periods ended June 30, 2004 and 2003, respectively. The unrealized loss on investments is the only component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet as of June 30, 2004.

(7) Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic-value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

common stock at the date of grant. Conversely, when the exercise price for accounting purposes is below fair value of the Company’s common stock on the date of grant, a non-cash charge to compensation expense is recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. All stock-based awards to non-employees are accounted for at their fair market value in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

     Stock option activity for the six-month period ended June 30, 2004 is as follows:

	Number	Weighted-Average
	of	Exercise
	Shares	Price Per Share
Outstanding – December 31, 2003	1,862,229	$0.87
Granted	43,789	2.90
Exercised	(164,966)	0.48
Cancelled	(266)	0.38

Outstanding – March 31, 2004	1,740,786	$0.96
Granted	361,336	5.78
Exercised	(20,676)	3.10
Cancelled	(13,336)	5.63

Outstanding – June 30, 2004	2,068,110	$1.75

Exercisable – June 30, 2004	424,387	$1.09

          Certain of the employee stock options granted to employees in the three- and six-months ended June 30, 2004 were deemed for accounting purposes to have been granted at exercise prices below fair value. The Company has recorded the $523,000 difference between the exercise price and the fair value as deferred stock-based compensation for the six-month period ended June 30, 2004. The Company expenses deferred stock-based compensation as charges to operations over the vesting period of the options. The remaining number of shares of common stock available for award under the Company’s equity incentive plans totaled 3,784,149 at June 30, 2004.

     Had employee compensation expense been determined based on the fair value at the date of grant consistent with SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss available to common stockholders – as reported	($7,994)	($3,998)	($15,540)	($7,277)
Add: Stock-based compensation expense included in reported net loss	455	3	887	3
Deduct: Stock-based compensation expense determined under fair value method convertible preferred stock	(569)	(8)	(1,040)	(15)

Net loss – pro forma	($8,108)	($4,003)	($15,693)	($7,289)

Net loss per share (basic and diluted):
As reported	($0.81)	($6.63)	($2.81)	($12.98)

Pro forma	($0.82)	($6.64)	($2.84)	($13.00)

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the calculated fair value may not necessarily be indicative of the actual fair value of the stock options. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumptions used and weighted-average information are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Risk free interest rate	3.6%	2.0%	3.4%	2.1%
Expected dividend yield	0%	0%	0%	0%
Expected lives convertible preferred stock	4 years	4 years	4 years	4 years
Expected volatility	100%	100%	100%	100%
Weighted-average fair value of options granted equal to fair value	$4.91	$0.26	$4.91	$0.26
Weighted-average fair value of options granted below fair value	$4.65	$1.77	$5.03	$1.72

(8) Basic and Diluted Loss per Share

     Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. Anti-dilutive securities that are not included in the diluted net loss per share calculation aggregated 2,536,783 and 21,728,696 as of June 30, 2004 and 2003, respectively. These anti-dilutive securities consist of outstanding stock options, warrants, and unvested restricted common stock as of June 30, 2004, and outstanding redeemable convertible preferred stock, stock options, warrants, and unvested restricted common stock as of June 30, 2003.

     The following table reconciles the weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted-average common shares outstanding	10,319,621	1,549,436	6,058,303	1,550,509
Less: weighted-average restricted common shares outstanding	489,919	946,306	533,951	989,682

Basic and diluted weighted-average common shares outstanding	9,829,702	603,130	5,524,352	560,827

Accretion of Dividends and Offering Costs on Preferred Stock

     Prior to the Company’s initial public offering, holders of preferred stock had a right to receive dividends at a stated rate per share. The Company recorded accretion of these dividends as well as offering costs in order to arrive at the net loss available to common stockholders in the periods prior to the initial public offering. Upon conversion of the preferred stock into common stock, the holders of preferred stock, pursuant to the terms of the preferred stock,

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

forgave all cumulative accrued dividends. As of May 26, 2004, cumulative accrued dividends on the Company’s preferred stock totaled $5.3 million.

(9) Long Term Debt

     Effective June 30, 2004, the Company entered into a modification to its existing loan and security agreement. The modification gives the Company the ability to borrow up to an additional $3.0 million under a credit agreement from July 1, 2004 to December 31, 2004. From January 1, 2005 to December 31, 2005, the Company has additional borrowing capacity up to an amount equal to the lesser of (i) $3.0 million minus the principal amount of advances made in 2004 and (ii) $1.3 million. Advances made during 2004 and 2005 accrue interest at a rate equal to the prime rate plus 2% per year. Advances made in 2004 and 2005 are required to be repaid in equal monthly installments of principal plus interest accrued through the date of repayment. The repayment term for advances made in 2004 is 42 months. The repayment term for advances made in 2005 is 36 months. In connection with the original loan and security agreement, the Company granted the lender a first priority security interest in substantially all of the Company’s assets, excluding intellectual property, to secure the Company’s obligations under the credit agreement.

(10) Commitments and Contingencies

     The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include costs for research and license agreements represent the Company’s fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These amounts do not include any additional amounts that the Company may be required to pay under its license agreements upon the achievement of scientific, regulatory and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of an investigational new drug application to the FDA, similar submissions to foreign regulatory authorities and the first commercial sale of the Company’s products in various countries. These agreements include costs related to manufacturing, clinical trials and pre-clinical studies performed by third parties. The estimated amount that may be incurred in the future under these agreements totals approximately $9.0 million as of June 30, 2004. The amount and timing of these commitments may change, as they are largely dependent on the rate of enrollment in and timing of the development of the Company’s product candidates.

     The Company is party to a number of agreements that require it to make milestone payments. In particular, under the Company’s license agreement with Abbott Laboratories for zileuton, it agreed to make aggregate milestone payments of up to $13.0 million to Abbott upon the achievement of various development and commercialization milestones relating to zileuton. In addition, under the Company’s manufacturing agreement with SkyePharma, through its subsidiary Jagotec, for the controlled-release version of zileuton, it agreed to make aggregate milestone payments of up to $6.6 million upon the achievement of various development and commercialization milestones.

     These milestone amounts also do not include royalties on net sales of the Company’s products and payments on sublicense income that the Company may owe as a result of receiving payments under the collaboration agreement with MedImmune.

     From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company is not a party to any pending material litigation or other material legal proceedings.

(11) Relocation of Headquarters

     During the three-month period ended June 30, 2004, the Company relocated its headquarters to Lexington, MA and consolidated its research facilities from two to one. Under SFAS No. 146, “Costs Associated with an Exit or Disposal Activity,” the Company recorded a liability of $441,000 in the three-month period ended June 30, 2004 related to the remaining obligations under an operating lease that expires in October 2005 at its previous headquarters. This liability represents the expected future payments under the operating lease assuming the Company is unable to sublease the space given the current local office vacancy rate and the short remaining term under the lease agreement. The Company paid $52,000 for the three-month period ended June 30, 2004 related to these lease payments leaving a balance in accrued expenses of $389,000 at June 30, 2004. The expense associated with this liability has been included in general and administrative expenses in the accompanying statement of operations.

     In connection with the consolidation of facilities, the Company recorded a loss of $278,000 in the three months ended June 30, 2004 to retire certain assets left at one of its leased facilities. This amount was included in general and administrative expenses in the accompanying statement of operations.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) Recently Issued Accounting Pronouncements

     In March 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for using the cost method specified in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” An investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The investor should consider its cash or working capital needs to assess its intent and ability to hold an investment for a reasonable period of time for the recovery of fair value up to or beyond the cost of the investment. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance is effective for reporting periods beginning after June 15, 2004. The Company is currently evaluating the impact of the new accounting guidance, but does not expect it to have a material impact on its results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our Registration Statement on Form S-1 (No. 333-113727) which is on file with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Factors That May Affect Future Results” below.

Nature of Business

          We are a biopharmaceutical company focused on the discovery, development and commercialization of products designed to treat respiratory, inflammatory and critical care diseases through the regulation of the body’s inflammatory response. The inflammatory response occurs within the body’s immune system following a stimulus such as infection or trauma. Our most advanced product is Zyflo® Filmtab®, a tablet formulation of zileuton, which the U.S. Food and Drug Administration, or FDA, approved in 1996 for the prevention and chronic treatment of asthma. We licensed from Abbott Laboratories exclusive worldwide rights to Zyflo and other formulations of zileuton for multiple diseases and conditions. We are currently in the process of changing manufacturing sites for Zyflo, and subject to FDA approval of these sites, we expect to begin selling Zyflo in the United States in the middle of 2005.

          We are also developing products to regulate the excessive inflammatory response that can damage vital internal organs and, in the most severe cases, result in multiple organ failure and death.

•	CTI-01. We are developing a small molecule product candidate, CTI-01, that we believe may be effective in regulating the inflammatory response. Results from preclinical studies suggest that CTI-01 inhibits the release of protein molecules called cytokines that are responsible for communication between cells in the body and are associated with conditions such as post-operative ileus, which is the loss of normal intestine movement following surgery, and the damage to vital organs that can occur in patients after cardiopulmonary bypass, a procedure commonly performed during heart surgery.

•	HMGB1. We believe that a cytokine called HMGB1, or high mobility group protein B1, may be an important target for the development of products to treat inflammatory diseases because of the timing and the duration of its release from cells into the bloodstream. We are currently collaborating with MedImmune, Inc. on preclinical development of our monoclonal antibodies directed towards HMGB1 in a number of animal models.

•	Cholinergic Anti-inflammatory Program. We are developing small molecules designed to inhibit the body’s inflammatory response by acting on the nicotinic a-7 cholinergic target, which is a cell receptor associated with the production of the cytokines that play a fundamental role in the inflammatory response. We believe that successful development of a product candidate targeting the nicotinic a-7 cholinergic receptor could lead to an oral anti-cytokine therapy for acute and chronic diseases. We are also exploring the development of a medical device, similar to those already marketed for the treatment of epileptic seizures, to stimulate the vagus nerve, which links the brain with the major organs of the body, and induce an anti-inflammatory response by acting on the a-7 receptor.

Overview

          Since our inception, we have incurred significant losses each year. As of June 30, 2004, we had an accumulated deficit of $40.8 million. We expect to incur significant and growing losses for the foreseeable future. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect our operating losses to continue to increase over the next several years as we continue to fund our development programs and prepare for potential commercial launch of our product candidates. We do not expect to achieve profitability in the foreseeable future, if at all. Since inception, we have funded our operations through the sale of common and preferred stock, debt financings, the receipt of interest income and payments from our collaborator MedImmune.

          We expect that research and development expenses relating to our development portfolio will continue to increase for the foreseeable future. In particular, we expect to incur increased expenses over the next several years for clinical trials of our product development candidates, including the controlled-release formulation of zileuton and CTI-01. We also expect manufacturing expenses included in research and development expenses to increase as we complete the technology transfer relating to the manufacturing of Zyflo and the controlled-release formulation of zileuton and purchase inventory in preparation for the commercial launch of Zyflo.

          We anticipate that our general and administrative expenses will also increase as we expand our operations, facilities and other activities now that we are operating as a publicly traded company. In addition, we expect to incur significant sales and marketing costs as we commercialize Zyflo and the controlled-release formulation of zileuton.

Critical Accounting Policies

          The discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

          We regard an accounting estimate or assumption underlying our financial statements as a “critical accounting estimate” where:

•	the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	the impact of the estimates and assumptions on financial condition or operating performance is material.

          Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Registration Statement on Form S-1 (File No. 333-113727). Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, accrued expenses, stock-based compensation and income taxes described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Registration Statement on Form S-1 (File No. 333-113727), fit the definition of “critical accounting estimates.”

          Revenue Recognition. Under our collaboration agreement with MedImmune, we are entitled to receive non-refundable license fees, milestone payments and other research and development payments. Payments received are initially deferred from revenue and subsequently recognized in our statement of operations when earned. We must make significant estimates in determining the performance period and periodically review these estimates, based on joint management committees and other information shared by our collaborators with us. We recognize these revenues over the estimated performance period as set forth in the contracts based on proportional performance and adjusted from time to time for any delays or acceleration in the development of the product. For example, a delay or acceleration of the performance period by our collaborator may result in further deferral of revenue or the acceleration of revenue previously deferred. Because our collaboration agreement can be canceled by MedImmune, we do not recognize revenues in excess of cumulative cash collections. It is difficult to estimate the impact of the adjustments on the results of our operations because, in each case, the amount of cash received would be a limiting factor in determining the adjustment.

          Accrued Expenses. As part of the process of preparing our consolidated financial statements, we are required to estimate certain expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include professional service fees, such as fees paid to lawyers and accountants, contract service fees, such as amounts paid to clinical monitors, data management organizations and investigators in connection with clinical trials, and fees paid to contract manufacturers in connection with the production of clinical materials. In connection with service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs which have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

          Stock-Based Compensation. We have elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation Accounting Principles Board Opinion, or SFAS 123. Accordingly, we have not recorded stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices at least equal to the fair value of the underlying common stock on the date of grant. In Note 7 to our condensed consolidated financial statements included herein, we provide pro forma disclosures in accordance with SFAS 123 and related pronouncements. We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18. The two factors which most affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value. Accounting for equity instruments granted or sold by us under APB 25, SFAS 123 and EITF 96-18 requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can be readily estimated, we use the value of such goods or services to determine the fair value of the equity instruments. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services cannot be readily estimated, as is true in connection with most stock options and warrants granted to employees or nonemployees, we estimate the fair value of the equity instruments based upon consideration of factors which we deem to be relevant at the time using cost, market or income approaches to such valuations. Because shares of our common stock only recently became publicly traded, market factors historically considered in valuing stock and stock option grants include comparative values of public companies discounted for the risk and limited liquidity provided for in the shares we are issuing, pricing of private sales of our convertible preferred stock, prior valuations of stock grants and the effect of events that have occurred between the time of such grants, economic trends, perspective provided by investment banks and the comparative rights and preferences of the security being granted compared to the rights and preferences of our other outstanding equity.

          Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, we have federal and state tax net operating loss carryforwards, which expire beginning in 2021 and 2006, respectively. We also have research and development credit carryforwards. We have recorded a valuation allowance as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.

Financial Operations Overview

          Revenue. We have not generated any operating revenues from product sales since our inception on July 14, 2000, and do not expect to generate any operating revenues from product sales until at least 2005. All of our revenues to date have been derived from license fees, research and development payments and milestone payments that we have received from MedImmune. In the future, we expect to generate revenues from a combination of product sales and payments under corporate collaborations.

          Research and Development Expenses. Research and development expenses consist of expenses incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for independently monitoring and analyzing clinical trials, costs of contract research and manufacturing and the cost of facilities. After FDA approval of a product candidate, manufacturing expenses associated with a product will be recorded as cost of sales rather than research and development expenses. We expense research and development costs and patent related costs as incurred. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any particular project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in the aggregate in support of all research and development. Development costs for later stage programs such as CTI-01 tend to be higher than earlier stage programs such as our HMGB1 program, due to the costs associated with conducting clinical trials.

          General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, legal, business development, human resource and sales and marketing functions. Other costs reflected in general and administrative expenses include facility costs not otherwise included in research and development expenses and professional fees for legal and accounting services. We expect to begin to incur increased sales and marketing expenses shortly before we submit the sNDA for Zyflo.

          Deferred Stock-Based Compensation Expense. As discussed more fully in Note 7 to our condensed consolidated financial statements included herein and in Notes 7 and 8 to our consolidated financial statements in our Registration Statement on Form S-1 (File No. 333-113727), in lieu of cash payments we granted 68,000 and 7,466 shares of common stock, restricted shares of our common stock and options to purchase common stock to non-employees during the six months ended June 30, 2004 and 2003, respectively. We recorded these grants at fair value when granted. We periodically remeasure the fair value of the unvested portion of these grants, resulting in charges or credits to operations in periods when such remeasurement results in differences between the fair value of the underlying common stock and the exercise price of the options that is greater than or less than the differences, if any, between the fair value of the underlying common stock and the exercise price of the options at their respective previous measurement dates.

          As discussed more fully in Note 7 to our condensed consolidated financial statements included herein and Notes 7 and 8 to our consolidated financial statements in our Registration Statement on Form S-1 (File No. 333-113727), we granted 403,788 and 32,582 stock options to employees during the six months ended June 30, 2004 and 2003, respectively. Certain of the employee options granted during these periods were deemed for accounting purposes to have been granted with exercise prices below their then-current market value. We recorded the value of these differences as deferred stock-based compensation. We amortize the deferred amounts as charges to operations over the vesting periods of the grants, resulting in stock-based compensation expense. We anticipate recording stock-based compensation expense of $899,000 in the last six months of 2004, $1.8 million in 2005, $1.8 million in 2006, $1.6 million in 2007 and $18,000 in 2008, less adjustment for forfeitures, relating to the amortization of employee deferred stock-based compensation recorded as of June 30, 2004.

Results of Operations

Three Months Ended June 30, 2004 and 2003

          Revenue Under Collaboration Agreement. We recognized revenues of $781,000 in the three months ended June 30, 2004. These revenues represent the portion of the combined $12.5 million of initial fees MedImmune paid us and the $1.0 million billed to MedImmune in 2004 for development support. We have reported the balance of the payments as deferred revenue and will recognize such amount over the initial estimated 41-month research term of our agreement with MedImmune based on the proportion of cumulative costs incurred as a percentage of the total costs estimated for the performance period.

          Research and Development Expenses. Research and development expenses for the three months ended June 30, 2004 were $5.0 million compared to $2.8 million for the three months ended June 30, 2003. The $2.2 million increase for the three months ended June 30, 2004 was attributable to $205,000 in increased research activity on our HMGB1 program, $331,000 in increased preclinical activity for our CTI-01 program, $2.4 million incurred in connection with our zileuton program, which we commenced in 2003, including expenses associated with the transfer of Abbott’s manufacturing technology and our in-license of the immediate-release formulation of zileuton, increased expenses associated with the growth in the number of employees performing research and development functions and increased facilities, equipment and laboratory charges associated with our increased research and development activities during the three months ended June 30, 2004. These increases were partially offset by a $1.1 million adjustment to stock-based compensation expense to non-employees due to a reduction in the estimated fair value of the Company’s common stock during the three months ended June 30, 2004.

          The following table summarizes the primary components of our research and development expenses for the three months ended June 30, 2004 and 2003:

	Three Months
	Ended June 30,
	2003	2004
	(in thousands)
CTI-01	$251	$859
HMGB1	215	420
Cholinergic anti-inflammatory	69	378
Zileuton	534	2,927
General research and development expenses	748	1,505
Stock-based compensation expense	987	(1,062)

Total research and development expenses	$2,804	$5,027

          Our general research and development expenses, which are not allocated to any specific program, increased by $757,000 in the three months ended June 30, 2004 primarily due to a $285,000 increase in leasehold amortization expenses related to our research facilities and $357,000 due to increased rent expense resulting from our move into a larger research facility.

          We anticipate that our research and development expenses will continue to increase as we further advance our research and development projects. The following summarizes the expenses associated with our primary research and development programs:

•	CTI-01. Expenses for CTI-01 increased in the three months ended June 30, 2004 primarily due to costs associated with the completion of the Phase I clinical trial of CTI-01 that we initiated in 2003. We expect our costs for this program will continue to increase for the remainder of 2004 as we conduct Phase I and Phase II clinical trials of CTI-01. These trials and the other development work required for this program will require significant expenditures before we can seek regulatory approval. We estimate that the total direct costs that we will need to incur to advance CTI-01 through clinical development will be at least $25.0 million. However, the actual costs and timing of clinical trials and associated activities to enable a regulatory submission are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. As a result, we believe that these estimated direct costs may change significantly as the product advances through clinical development.

•	HMGB1. Expenses for HMGB1 increased significantly in the three months ended June 30, 2004 primarily due to costs associated with the research and development of HMGB1-inhibiting products. We currently anticipate that most research and development costs in 2004 will be covered by MedImmune under our collaboration with MedImmune. However, we expect to undertake some internal research and preclinical testing and we cannot be certain that the research payments received from MedImmune will fully cover the costs associated with these activities. Because our HMGB1 program is still in preclinical development, the actual costs and timing of preclinical development, clinical trials and associated activities are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. As a result, we are not able to estimate the costs or the timing of advancing an HMGB1-inhibiting product or products through clinical development. The expenses for HMGB1 are reflected in the accompanying statement of operations as part of research and development expenses while the funding received from MedImmune to fund our research efforts is included in revenue under collaboration agreement.

•	Cholinergic anti-inflammatory. Expenses for our cholinergic anti-inflammatory program increased in the three months ended June 30, 2004 primarily due to costs associated with our efforts to develop small molecule drug candidates. We anticipate that significant additional expenditures will be required to advance any product candidate or device through preclinical and clinical development. However, because these projects are at a very early stage, the actual costs and timing of research, preclinical development, clinical trials and associated activities are highly uncertain, subject to risk and will change depending upon the project we choose to develop, the clinical indication developed and the development strategy adopted. As a result, we are unable to estimate the costs or the timing of advancing a small molecule or device from our cholinergic anti-inflammatory program through clinical development.

•	Zileuton. During the three months ended June 30, 2004, we incurred costs for the development of the controlled-release formulation of zileuton, including costs associated with the technology transfer of the manufacture of zileuton, including the API and the controlled-release tablets. Continuing throughout 2004, we expect our research and development expenses for zileuton will principally relate to the transfer of Abbott’s manufacturing technology relating to Zyflo and the controlled-release formulation of zileuton and the anticipated clinical trials of the controlled-release and intravenous formulations of zileuton. We believe that the aggregate technology transfer and validation costs associated with the change of manufacturing sites for Zyflo and the controlled-release formulation of zileuton will be approximately $9.0 million. However, the actual costs and timing for the development and commercialization of our zileuton products are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. As a result, we are unable to estimate the costs or the timing of advancing our zileuton products through clinical development and commercialization.

          General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2004 were $2.9 million compared to $789,000 for the three months ended June 30, 2003. The $2.1 million increase in the three months ended June 30, 2004 was primarily attributable to a $434,000 increase in personnel costs relating to the increase in the number of employees performing general and administrative functions from seven to fifteen employees, $441,000 of rent expense related to the relocation of our former headquarters prior to the expiration of our lease in October 2005, the $278,000 loss on the abandonment of fixed assets at a former research facility, a $256,000 increase in fees for professional services associated with our licensing and other corporate activity, a $130,000 increase in travel costs associated with increased staff size and a $350,000 increase in stock-based compensation expense. The increase in stock-based compensation expense was primarily attributable to the issuance of certain employee stock options during the three months ended June 30, 2004 with an exercise price below the fair value at the date of grant. This difference has been recorded as deferred stock-based compensation expense and is being amortized over the vesting period of the related stock awards. Therefore, the effect of such amortization, together with the effect of previously issued stock awards, resulted in an increase in stock-based compensation expense for the three months ended June 30, 2004.

          Other Income, Net. Other income, net for the three months ended June 30, 2004 was $225,000 compared to $13,000 for the three months ended June 30, 2003. The $212,000 increase in the three months ended June 30, 2004 was primarily attributable to interest earned on the $56.2 million in gross proceeds from our series B preferred stock financing in October 2003 and March 2004. Interest income and interest expense amounted to $250,000 and $25,000, respectively, for the three months ended June 30, 2004 compared to $29,000 and $16,000, respectively, in the corresponding period in 2003.

          Accretion of Dividends and Offering Costs on Preferred Stock. Accretion of dividends and offering costs on our convertible preferred stock for the three months ended June 30, 2004 was $1.0 million compared to $426,000 for the three months ended June 30, 2003. The $623,000 increase in the three months ended June 30, 2004 reflects the accretion of dividends and offering costs on our series B convertible preferred stock issued in October 2003 and March 2004. Upon the completion of our initial public offering on June 2, 2004, our convertible preferred stock automatically converted into shares of common stock, and as a result there will be no further accretion of dividends and offering costs on these shares for periods subsequent to June 2, 2004.

Six Months Ended June 30, 2004 and 2003

          Revenue Under Collaboration Agreement. We recognized revenues of $1.6 million in the six months ended June 30, 2004. These revenues represent the portion of the combined $12.5 million of initial fees MedImmune paid us and the $1.0 million billed to MedImmune in 2004 for development support. We have reported the balance of the payments as deferred revenue and will recognize such amount over the initial estimated 41-month research term of our agreement with MedImmune based on the proportion of cumulative costs incurred as a percentage of the total costs estimated for the performance period.

          Research and Development Expenses. Research and development expenses for the six months ended June 30, 2004 were $10.6 million compared to $5.0 million for the six months ended June 30, 2003. The $5.6 million increase for the six months ended June 30, 2004 was attributable to $454,000 in increased research activity on our HMGB1 program, $756,000 in increased preclinical activity for our CTI-01 program, $3.5 million increase in connection with our zileuton program, including expenses associated with the transfer of Abbott’s manufacturing technology and our in-license of the immediate-release formulation of zileuton, increased expenses associated with the increase in the number of employees performing research and development functions and increased facilities, equipment and laboratory charges associated with our increased research and development activities during the six months ended June 30, 2004.

          The following table summarizes the primary components of our research and development expenses for the six months ended June 30, 2004 and 2003:

	Six Months
	Ended June 30,
	2003	2004
	(in thousands)
CTI-01	$656	$1,458
HMGB1	409	863
Cholinergic anti-inflammatory	309	689
Zileuton	534	4,050
General research and development expenses	1,376	2,532
Stock-based compensation expense	1,718	1,048

Total research and development expenses	$5,002	$10,640

          Our general research and development expenses, which are not allocated to any specific program, increased by $1.2 million in the six months ended June 30, 2004 primarily due to a $408,000 increase in rent expense and a $606,000 increase in leasehold amortization expenses related to our research facilities.

          Stock-based compensation expense, which is not allocated to any specific program, decreased by $670,000 in the six months ended June 30, 2004, primarily due to the effect of the change in the value of our common stock on unvested non-employee options and restricted shares of common stock.

          We anticipate that our research and development expenses will continue to increase as we further advance our research and development projects.

          General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2004 were $4.6 million compared to $1.5 million for the six months ended June 30, 2003. The $3.1 million increase in the six months ended June 30, 2004 was primarily attributable to a $766,000 increase in personnel costs relating to the increase in the number of employees performing general and administrative functions from eight to fifteen employees, $441,000 of rent expense related to the relocation of our former headquarters prior to the expiration of our lease in October 2005, the $278,000 loss on the abandonment of fixed assets at a former research facility, a $325,000 increase in fees for professional services associated with our licensing and other corporate activity, a $119,000 increase in public relations and market research activities, a $135,000 increase in travel costs associated with increased staff size and a $747,000 increase in stock-based compensation expense. The increase in stock-based compensation expense was primarily attributable to the issuance of certain employee stock options during the six months ended June 30, 2004 with an exercise price below the fair value at the date of grant. This difference has been recorded as deferred stock-based compensation expense and is being amortized over the vesting period of the related stock awards. Therefore, the effect of such amortization, together with the effect of previously issued stock awards, resulted in an increase in stock-based compensation expense for the six months ended June 30, 2004.

          Other Income, Net. Other income, net for the six months ended June 30, 2004 was $308,000 compared to $35,000 for the six months ended June 30, 2003. The $273,000 increase in the six months ended June 30, 2004 was primarily attributable to interest earned on the $56.2 million in proceeds from our series B preferred stock financing in October 2003 and March 2004. Interest income and interest expense amounted to $363,000 and $55,000, respectively, for the six months ended June 30, 2004 compared to $63,000 and $28,000, respectively, in the corresponding period in 2003.

          Accretion of Dividends and Offering Costs on Preferred Stock. Accretion of dividends and offering costs on our convertible preferred stock for the six months ended June 30, 2004 was $2.2 million compared to $847,000 for the six months ended June 30, 2003. The $1.4 million increase in the six months ended June 30, 2004 reflects the accretion of dividends and offering costs on our series B convertible preferred stock issued in October 2003 and March 2004. Upon the completion of our initial public offering on June 2, 2004, our convertible preferred stock automatically converted into shares of common stock, and as a result there will be no further accretion of dividends and offering costs on these shares for periods subsequent to June 2, 2004.

Liquidity and Capital Resources

          Sources of Liquidity

          Since our inception on July 14, 2000, we have financed our operations through the sale of common and preferred stock, debt financings, the receipt of interest income, and payments from our collaborator MedImmune. As of June 30, 2004, we had $92.2 million in cash, cash equivalents and short-term investments.

          In June 2004, we sold 6,110,000 shares of our common stock in our initial public offering at a price to the public of $7.00 per share, including 110,000 shares pursuant to the partial exercise of the underwriters’ over-allotment option. We received gross proceeds of $42.8 million, of which $3.0 million was paid as an underwriting discount. Expenses related to the offering totaled approximately $1.9 million, of which $298,000 remains in accrued expenses as of June 30, 2004. In March 2004, we issued and sold 20,055,160 shares of our series B convertible preferred stock, resulting in net proceeds of approximately $28.1 million. All of the preferred stock was converted to common stock in connection with our initial public offering. We have invested the net proceeds from both financings in highly liquid, interest-bearing, investment grade securities.

          Under our collaboration with MedImmune, MedImmune paid us initial fees of $12.5 million from August 2003 through January 2004. In connection with entering into this collaboration, an affiliate of MedImmune purchased $15.0 million of our series B convertible preferred stock, which was converted into common stock upon the closing of our initial public offering. In addition, under our collaboration agreement with MedImmune, we may receive additional payments upon the achievement of research, development and commercialization milestones up to a maximum of $124.0 million, after taking into account payments we are obligated to make to North Shore-Long Island Jewish Research Institute on milestone payments we receive from MedImmune. We anticipate that by the end of 2005, in addition to payments already received, we will receive $6.0 million in aggregate milestone payments from MedImmune, after taking into account payments we are obligated to make to North Shore.

          We finance the purchase of general purpose computer equipment, office equipment, fixtures and furnishings, test and laboratory equipment and software licenses and the completion of leasehold improvements through advances under our credit agreement with Silicon Valley Bank that was most recently modified as of June 30, 2004. As of June 30, 2004, there was $1.0 million in debt outstanding under our credit agreement, of which $667,000 was outstanding under equipment advances and $334,000 was outstanding under leasehold advances. The equipment advances outstanding as of June 30, 2004 accrue interest at an effective interest rate between 8.6% and 9.1% per year, and the leasehold advances outstanding as of June 30, 2004 accrue interest at an effective interest rate between 10.5% and 11.0% per year. We are required to make equal monthly payments of principal and interest with respect to each advance under our credit agreement outstanding as of June 30, 2004. The total repayment term for equipment advances made prior to June 30, 2004 is 48 months. The total repayment term for leasehold advances made prior to June 30, 2004 is 24 months. Upon the maturity of any advance outstanding as of June 30, 2004, we are required to make a final payment to Silicon Valley Bank, in addition to the repayment of principal and interest, in an amount equal to a specified percentage of the original advance amount. The applicable percentage is 7.0% for advances to finance leasehold improvements and 8.5% for advances to finance equipment purchases.

          From July 1, 2004 to December 31, 2004, we have the ability to borrow up to an additional $3.0 million under our credit agreement. From January 1, 2005 to December 31, 2005, we have additional borrowing capacity up to an amount equal to the lesser of (i) $3.0 million minus the principal amount of advances made in 2004 and (ii) $1.3 million. Advances made during 2004 and 2005 accrue interest at a rate equal to the prime rate plus 2% per year. Advances made in 2004 and 2005 are required to be repaid in equal monthly installments of principal plus interest accrued through the date of repayment. The repayment term for advances made in 2004 is 42 months. The repayment term for advances made in 2005 is 36 months.

          We granted Silicon Valley Bank a first priority security interest in substantially all of our assets, excluding intellectual property, to secure our obligations under the credit agreement. In connection with entering into the original credit agreement in June 2002, we issued Silicon Valley Bank a warrant exercisable for 90,000 shares of our series A convertible preferred stock that became exercisable for 24,000 shares of our common stock upon the completion of our initial public offering.

          Cash Flows

          For the six months ended June 30, 2004, net cash used for operating activities was $12.0 million compared to $4.6 million net cash used for the six months ended June 30, 2003, with the difference being principally related to increased research and development activities. Net cash used consisted of a net loss for the six-month period of $13.3 million and license payments of $4.5 million, offset by $1.8 million in non-cash stock-based compensation expense. Net cash used for investing activities for the six-month period ended June 30, 2004 was $1.5 million for the purchase of fixed assets and $29.9 million to purchase short-term investments.

          Net cash provided by financing activities for the six months ended June 30, 2004 was $66.1 million, relating principally to our initial public offering in June 2004 of our common stock at a price to the public of $7.00 per share and the issuance of our series B convertible preferred stock in March 2004. We sold 6,110,000 shares of our common stock in connection with our public offering, including 110,000 shares pursuant to the exercise of an over-allotment option by the underwriters, resulting in gross proceeds of approximately $42.8 million. In connection with the offering, we paid approximately $3.0 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.9 million in other offering expenses. After deducting the underwriting discount and the other offering expenses, our net proceeds from the offering equaled approximately $37.9 million. Our net proceeds from the issuance of our series B convertible preferred stock in March 2004 equaled approximately $28.1 million.

          Income Taxes

          We have accumulated net operating losses available to offset future taxable income for federal and state income tax purposes as of June 30, 2004. If not utilized, federal and state net operating loss carryforwards will begin to expire in 2021 and 2006, respectively. To date, we have not recognized the potential tax benefit of our net operating loss carryforwards on our balance sheet or statements of operations. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code.

          Funding Requirements

          We expect to devote substantial resources to continue our research and development efforts, including preclinical testing and clinical trials, establish our sales and marketing infrastructure, achieve regulatory approvals and, subject to regulatory approval, commercially launch Zyflo and the controlled-release formulation of zileuton and any future product candidates. We also expect to spend approximately $750,000 in capital expenditures in the six month period ending December 31, 2004 for the purchase of new equipment for our laboratories. Our funding requirements will depend on numerous factors, including:

•	the costs and timing of the commercial launch of Zyflo, if and when it is approved by regulatory authorities;

•	the costs and timing of the development and the commercial launch of the controlled-release formulation of zileuton, if and when it is approved by regulatory authorities;

•	the scope and results of our clinical trials;

•	advancement of our other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the time and costs involved in obtaining regulatory approvals;

•	the timing, receipt and amount of milestone and other payments, if any, from MedImmune or future collaborators;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	continued progress in our research and development programs, as well as the magnitude of these programs;

•	the cost of manufacturing, marketing and sales activities;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the cost of obtaining and maintaining licenses to use patented technologies; and

•	our ability to establish and maintain additional collaborative arrangements.

          We do not expect to generate significant additional funds, other than payments that we receive under our collaboration with MedImmune, until we successfully conduct clinical trials, achieve regulatory approvals and, subject to regulatory approval, commercially launch Zyflo and the controlled-release formulation of zileuton. We believe that the key factors that will affect our internal and external sources of cash are:

•	our ability to achieve regulatory approval for and successfully commercialize Zyflo;

•	our ability to develop, achieve regulatory approval for and successfully commercialize the controlled-release formulation of zileuton;

•	the success of our other preclinical and clinical development programs;

•	the receptivity of the capital markets to financings by biopharmaceutical companies; and

•	our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.

          Based on our operating plans, we believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations until the end of 2006.

          If our existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product candidates, we may need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

          Contractual Obligations

          We have summarized in the table below our fixed contractual obligations as of June 30, 2004.

	Payments Due by Period
		Less than	One to	Three to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
	(in thousands)
Short and long-term debt	$1,001	$543	$458	$—	$—
Research and license agreements	8,114	645	560	204	6,705
Consulting agreements	853	349	504	—	—
Operating lease obligations	6,076	1,376	2,561	2,139	—

Total contractual cash obligations	$16,044	$2,913	$4,083	$2,343	$6,705

          The amounts listed for short and long term debt represent the principal amounts we owe under our credit agreement with Silicon Valley Bank.

          The amounts listed for research and license agreements represent our fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These amounts do not include any additional amounts that we may be required to pay under our license agreements upon the achievement of scientific, regulatory and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of an investigational new drug application to the FDA, similar submissions to foreign regulatory authorities and the first commercial sale of our products in various countries.

          We are party to a number of agreements that require us to make milestone payments. In particular, under our license agreement with Abbott Laboratories for zileuton, we agreed to make aggregate milestone payments of up to $13.0 million to Abbott upon the achievement of various development and commercialization milestones relating to zileuton, including the completion of the technology transfer from Abbott to us, filing and approval of a product in the United States and specified minimum net sales of licensed products. In addition, under our manufacturing agreement with SkyePharma, through its subsidiary Jagotec, for the controlled-release version of zileuton, we agreed to make aggregate milestone payments of up to $6.6 million upon the achievement of various development and commercialization milestones. We anticipate that, in addition to payments already made, by the end of 2005 we will pay $4.5 million in aggregate milestone payments related to zileuton.

          These amounts also do not include royalties on net sales of our products and payments on sublicense income that we may owe as a result of receiving payments under our collaboration agreement with MedImmune. Our license agreements are described more fully in Note 11 of the Notes to Consolidated Financial Statements and “Business – License and Royalty Agreements” in our Registration Statement on Form S-1 (File No. 333-113727).

          The amounts listed for consulting agreements are for fixed payments due to our scientific and business consultants. In July 2004, we executed an agreement with a third party to provide research and support services for our clinical trials in the CTI-01 program. We expect to pay approximately $700,000 for these services in the final six months of 2004. This amount is not included in the table because the consulting agreement was signed after June 30, 2004.

          The amounts listed for operating lease obligations represent the amount we owe under our office and laboratory space lease agreements. In June 2004, we entered into an agreement with a third party to provide leased vehicles for our sales force. Vehicles will be leased over a 36-month period. No vehicles were under lease as of June 30, 2004.

Recently Issued Accounting Pronouncements

          In March 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for using the cost method specified in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” An investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The investor should consider its cash or working capital needs to assess its intent and ability to hold an investment for a reasonable period of time for the recovery of fair value up to or beyond the cost of the investment. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance is effective for reporting periods beginning after June 15, 2004. The Company is currently evaluating the impact of the new accounting guidance, but does not expect it to have a material impact on its results of operations or financial condition.

Forward-Looking Statements

          This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements made under the provisions of The Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates” and risks relating to: the results of clinical trials with respect to our products under development; the timing and success of submission, acceptance and approval of regulatory filings; our heavy dependence on the commercial success of Zyflo® Filmtab® and the controlled-release formulation of zileuton; our ability to obtain the substantial additional funding required to conduct its research, development and commercialization programs; our dependence on our strategic collaboration with MedImmune, Inc.; and our failure to obtain, maintain and enforce patent and other intellectual property protection for our discoveries. These and other risks are described in great detail below under the caption “Factors That May Affect Future Results”. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements in this quarterly report represent our views only as of the date of this quarterly report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Factors That May Affect Future Results

Risks Relating to Our Business

If the market is not receptive to Zyflo or the controlled-release formulation of zileuton upon their commercial introduction, we will be unable to generate significant revenues.

          The commercial success of Zyflo and the controlled-release formulation of zileuton will depend upon the acceptance of these product candidates by the medical community, third-party payors and patients. Physicians will prescribe Zyflo and the controlled-release formulation of zileuton only if they determine, based on experience, clinical data, side effect profiles or other factors, that these products are preferable to other available products or combinations of products.

          Despite being sold in the United States since 1997, Zyflo has not achieved broad market acceptance. In the 12-month period ending September 2003, only 1,700 physicians prescribed the product. We may have difficulty expanding the current limited prescriber and patient base for Zyflo if physicians view the product as outdated or less effective than other products on the market. In addition, Zyflo requires four-times-a-day dosing, which some physicians and patients may find inconvenient compared to other available asthma therapies that require dosing only once or twice daily.

          Moreover, perceptions about the safety of Zyflo could limit its market acceptance. In the placebo-controlled clinical trials that formed the basis for FDA approval of Zyflo, 1.9% of patients taking Zyflo experienced increased levels of a liver enzyme called alanine transaminase, or ALT, of over three times the levels normally seen in the bloodstream, compared to 0.2% of patients receiving placebo. In addition, prior to FDA approval, a long-term trial was conducted in 2,947 patients to evaluate the safety of Zyflo, particularly in relation to liver enzyme effects. In this safety trial, 4.6% of the patients taking Zyflo experienced increased levels of ALT of over three times the levels normally seen in the bloodstream, compared to 1.1% of patients receiving placebo. The overall percentage of patients that experienced increases in ALT of over three times the levels normally seen in the bloodstream was 3.2% in approximately 5,000 asthma patients who received Zyflo in the clinical trials that were reviewed by the FDA prior to its approval of Zyflo. In these trials, one patient developed symptomatic hepatitis with jaundice, which resolved upon discontinuation of therapy, and three patients developed mild elevations in bilirubin, a protein. Furthermore, because Zyflo can elevate liver enzyme levels, periodic liver function tests are recommended for patients taking Zyflo and may be advisable for patients taking our other zileuton product candidates. Some physicians and patients may perceive liver function tests as inconvenient or indicative of safety issues, which would make them reluctant to prescribe or accept Zyflo and other zileuton product candidates. As a result, many physicians may have negative perceptions about the safety of Zyflo and other zileuton product candidates, which could limit their commercial acceptance.

          While we transfer manufacturing capabilities of Zyflo from Abbott to our contract manufacturing sites and seek regulatory approval of our related supplemental new drug application, or sNDA, the product will not be commercially available. The absence of Zyflo from the market for any period of time could exacerbate any negative perceptions about Zyflo if physicians believe the absence of Zyflo from the market is related to safety or efficacy issues.

          The position of Zyflo in managed care formularies, which are lists of products approved by managed care organizations, may also make it difficult to expand the current market for this product. As a result of a lack of a sustained sales and marketing effort, Zyflo has been removed from some formularies or relegated to third-tier status, which requires the highest co-pay for patients. In addition, Zyflo may be removed from some managed care formularies as a result of the absence of Zyflo from the market while we transfer manufacturing from Abbott to our contract manufacturing sites and seek regulatory approval of our related sNDA.

          If we are unable to expand the use of Zyflo and existing negative perceptions about Zyflo persist, we will have difficulty achieving market acceptance for our other zileuton product candidates, such as the controlled-release formulation of zileuton. If we are unable to achieve market acceptance of Zyflo or the controlled-release formulation of zileuton, we will not generate significant revenues unless we are able to successfully develop and commercialize other product candidates.

Our business will depend heavily on the commercial success of Zyflo and the controlled-release formulation of zileuton.

          Other than Zyflo and the controlled-release formulation of zileuton, our product candidates are in early clinical, preclinical and research stages of development and are a number of years away from commercialization. As a result, if we obtain regulatory approval to market Zyflo and the controlled-release formulation of zileuton, they will account for almost all of our revenues for the foreseeable future. Research and development of product candidates is lengthy and expensive. Our early-stage product candidates in particular will require substantial funding for us to complete preclinical testing and clinical trials and, if approved, for us to initiate manufacturing and commercialization. If Zyflo and the controlled-release formulation of zileuton are not commercially successful, we may be forced to find additional sources of funding earlier than we anticipated. If we are not successful in obtaining additional funding on acceptable terms, we may be forced to significantly delay, limit or eliminate one or more of our research, development or commercialization programs. In addition, we may be forced to dismantle or redeploy the sales force that we are building in connection with the anticipated launch of these product candidates.

If we do not successfully recruit and train qualified sales and marketing personnel and build a marketing and sales infrastructure, our ability to independently launch and market our product candidates, including Zyflo, will be impaired. We will be required to incur significant costs and devote significant efforts to establish a direct sales force.

          We intend to independently launch and market Zyflo, the controlled-release formulation of zileuton and other of our product candidates where we believe the target physician market can be effectively reached by our planned sales and marketing force. We intend to have a sales force of approximately 80 personnel by the time of our expected launch of Zyflo in the middle of 2005. We believe that the aggregate sales and marketing costs to launch Zyflo, including the cost of the sales force, will be approximately $5.0 million. We currently have no distribution capabilities and have limited sales and marketing capabilities. We may not be able to attract, hire and train qualified sales and marketing personnel to build a significant or successful sales force. If we are not successful in our efforts to develop an internal sales force, our ability to independently launch and market our product candidates, including Zyflo and the controlled-release formulation of zileuton, will be impaired.

          We will have to invest significant amounts of money and management resources to develop internal sales, distribution and marketing capabilities. Because we plan to minimize sales and marketing expenditures and activities, including the hiring and training of sales personnel, prior to obtaining the regulatory approval for Zyflo, we may have insufficient time to build our sales and marketing capabilities in advance of the launch of Zyflo. If we are not successful in building adequate sales and marketing capabilities in advance of the launch of Zyflo, our ability to successfully commercialize the product may be impaired. If we develop these capabilities in advance of the launch of Zyflo and approval of Zyflo or the controlled-release formulation of zileuton is delayed substantially or not granted at all, we will have incurred significant unrecoverable expenses.

If the market is not receptive to our other product candidates, we will be unable to generate revenues from sales of these products.

          The probability of commercial success of each of our product candidates is subject to significant uncertainty. Factors that we believe will materially affect market acceptance of our product candidates under development include:

•	the timing of our receipt of any marketing approvals, the terms of any approval and the countries in which approvals are obtained;

•	the safety, efficacy and ease of administration;

•	the therapeutic or other improvement over existing comparable products;

•	pricing and cost effectiveness;

•	the ability to be produced in commercial quantities at acceptable costs; and

•	the extent and success of our sales and marketing efforts.

          The failure of our product candidates other than Zyflo and the controlled-release formulation of zileuton to achieve market acceptance would prevent us from ever generating meaningful revenues from sales of these product candidates.

We may not be successful in our efforts to advance and expand our portfolio of product candidates.

          A key element of our strategy is to develop and commercialize product candidates that address large unmet medical needs in the critical care market. We seek to do so through:

•	internal research programs;

•	sponsored research programs with academic and other research institutions and individual doctors, chemists and researchers; and

•	in-licensing or acquisition of product candidates or approved products for the critical care market.

          A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new product candidates, whether conducted by us or by academic or other research institutions under sponsored research agreements, require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential product candidates; or

•	potential product candidates may on further study be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be effective products.

          We may be unable to license or acquire suitable product candidates or products from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is competitive. A number of more established companies are also pursuing strategies to license or acquire products in the critical care market. These established companies may have a competitive advantage over us due to their size, cash resources or greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates or approved products include the following:

•	we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return from the product;

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

•	we may be unable to identify suitable products or product candidates within our areas of expertise.

          If we are unable to develop suitable potential product candidates through internal research programs, sponsored research programs or by obtaining rights from third parties, we will not be able to increase our revenues in future periods, which could result in significant harm to our financial position and adversely impact our stock price.

We face substantial competition. If we are unable to compete effectively, our product candidates may be rendered noncompetitive or obsolete.

          The development and commercialization of new drugs is highly competitive. We will face competition with respect to the development of product candidates and for any products that we commercialize in the future from pharmaceutical companies, biotechnology companies, specialty pharmaceutical companies, companies selling low-cost generic substitutes, academic institutions, government agencies or research institutions. A number of large pharmaceutical and biotechnology companies currently market and sell products to treat asthma that will compete with Zyflo and the controlled-release formulation of zileuton, if approved. Many established therapies currently command large market shares in the mild to moderate asthma market, including Merck & Co., Inc.’s Singulair® and GlaxoSmithKline plc’s Advair®. We will also face competition from other pharmaceutical companies seeking to develop drugs for the severe asthma market. The severe asthma market is currently served by the therapies developed for mild to moderate asthma and oral and injectable steroid treatments. One product, Xolair®, developed jointly by Novartis AG, Genentech, Inc. and Tanox, Inc., recently gained approval for severe allergic asthma.

          Zileuton will also face intense competition if we are able to develop it as a treatment for chronic obstructive pulmonary disease, or COPD. COPD is a disease that is currently treated predominantly with asthma drugs and lung reduction surgery. Spiriva®, a once daily muscarinic antagonist from Boehringer Ingleheim GmbH and Pfizer that has been approved in Europe and the United States. Other novel approaches are also in the development process.

          Our therapeutic programs directed toward the body’s inflammatory response will compete predominantly with therapies that have been approved for diseases such as rheumatoid arthritis, like Amgen, Inc.’s Enbrel® and Johnson & Johnson’s Remicade®, and diseases such as sepsis, such as Eli Lilly and Company’s Xigris®.

          Our competitors’ products may be more effective, or more effectively marketed and sold, than any of our products. Many of our competitors have:

•	significantly greater financial, technical and human resources than we have and may be better equipped to discover, develop, manufacture and commercialize products;

•	more extensive experience than we have in conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products;

•	competing products that have already received regulatory approval or are in late-stage development; and

•	collaborative arrangements in our target markets with leading companies and research institutions.

          We will face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective, safer or more affordable products, or obtain more effective patent protection, than we are able to. Accordingly, our competitors may commercialize products more rapidly or effectively than we are able to, which would adversely affect our competitive position, the likelihood that our product candidates will achieve initial market acceptance and our ability to generate meaningful revenues from our product candidates. Even if our product candidates achieve initial market acceptance, competitive products may render our products obsolete or noncompetitive. If our product candidates are rendered obsolete, we may not be able to recover the expenses of developing and commercializing those product candidates.

As we evolve from a company primarily involved in discovery and development to one also involved in commercialization activities, we may encounter difficulties in managing our growth and expanding our operations successfully.

          In order to evolve from a company primarily engaged in research and development to one involved in the commercialization of product candidates, we will need to expand our administrative and operational infrastructure. As we advance our product candidates through clinical trials, we will need to expand our development, regulatory and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other third parties. Our need to manage our operations and growth will require us to continue to improve our operational, financial and management controls, our reporting systems and our procedures in the United States and the other countries in which we operate. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner, or we may discover deficiencies in existing systems and controls that could expose us to an increased risk of incurring financial or accounting irregularities or fraud.

If we are unable to retain key personnel and hire additional qualified scientific and other management personnel, we may not be able to successfully achieve our goals.

          We depend on the principal members of our scientific and management staff, including Paul Rubin, M.D., our president and chief executive officer, Walter Newman, Ph.D., our chief scientific officer and vice president of research and development, Trevor Phillips, Ph.D., our chief operating officer, vice president of operations and secretary, Frank Thomas, our chief financial officer, vice president of finance and treasurer, and Frederick Finnegan, our vice president of sales and marketing. The loss of any of these individuals’ services would diminish the knowledge and experience that we, as an organization, possess and might significantly delay or prevent the achievement of our research, development or commercialization objectives and could cause us to incur additional costs to recruit replacement executive personnel. We do not maintain key person life insurance on any of these individuals. We are not aware of any present intention of any of these individuals to leave our company. We have no employment contracts with any of our employees.

          Our success depends in large part on our ability to attract and retain qualified scientific and management personnel such as these individuals. We expect that our potential expansion into areas and activities requiring additional expertise, such as clinical trials, governmental approvals, contract manufacturing and sales and marketing, will place additional requirements on our management, operational and financial resources. We expect these demands will require us to hire additional management and scientific personnel and will require our existing management personnel to develop additional expertise. We face intense competition for personnel. The failure to attract and retain personnel or to develop such expertise could delay or halt the research, development and commercialization of our product candidates.

The recent Medicare prescription drug coverage legislation and future legislative or regulatory reform of the health care system may affect our ability to sell our product candidates profitably.

          We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies such as us. A number of legislative and regulatory proposals to change the healthcare system in the United States and other major healthcare markets have been proposed in recent years. In addition, ongoing initiatives in the United States have and will continue to increase pressure on drug pricing. In some foreign countries, particularly countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In addition, as a result of the trend towards managed healthcare in the United States, as well as legislative proposals to constrain the growth of federal healthcare program expenditures, third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage and the level of reimbursement of new drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products.

          In particular, in December 2003, President Bush signed into law new Medicare prescription drug coverage legislation. The prescription drug program established by this legislation and future amendments or regulatory interpretations of the legislation could have the effect of reducing the prices that we are able to charge for any products we develop and sell through these plans. This prescription drug legislation and related amendments or regulations could also cause third-party payors other than the federal government, including the states under the Medicaid program, to discontinue coverage for any products we develop or to lower reimbursement amounts that they pay.

          The Centers for Medicare and Medicaid Services, or CMS, the agency within the Department of Health and Human Services that administers Medicare and that may be responsible for setting reimbursement payment rates and coverage policies for any product candidates that we commercialize, has authority to decline to cover particular drugs if it determines that they are not “reasonable and necessary” for Medicare beneficiaries or to cover them at lower rates to reflect budgetary constraints or to match previously approved reimbursement rates for products that CMS considers to be therapeutically comparable. In addition, current U.S. laws and regulations restrict the importation of drugs from countries where they are sold at lower prices. Any future relaxation of these import restrictions could reduce the prices of drugs in the United States.

          Further federal, state and foreign healthcare proposals and reforms are likely. While we cannot predict the legislative or regulatory proposals that will be adopted or what effect those proposals may have on our business, including the future reimbursement status of any of our product candidates, the announcement or adoption of such proposals could have an adverse effect on potential revenues from product candidates that we may successfully develop.

          If we succeed in bringing any more of our product candidates to market, third-party payors may establish and maintain price levels insufficient for us to realize a sufficient return on our investment in product development. Significant changes in the healthcare system in the United States or elsewhere, including changes resulting from the implementation of the Medicare prescription drug coverage legislation and adverse trends in third-party reimbursement programs, would limit our ability to raise capital and successfully commercialize our product candidates.

If we are subject to unfavorable pricing regulations or third-party reimbursement practices, we might not be able to recover the development and other costs of our product candidates.

          The regulations governing drug product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we monitor these regulations, our product candidates other than Zyflo and the controlled-release formulation of zileuton are currently in the development stage and we will not be able to assess the impact of price regulations for at least several years. We may obtain regulatory approval for a product in a particular country but then be subject to price regulations, which may delay the commercial launch of the product and may negatively impact the revenues we are able to derive from our sales of the product in that country.

          Successful commercialization of our product candidates will also depend in part on the extent to which reimbursement for our product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. If we succeed in bringing one or more product candidates to the market, these product candidates may not be considered cost effective and reimbursement to the patient may not be available or sufficient to allow us to sell our product candidates on a competitive basis to a sufficient patient population. Because our product candidates other than Zyflo and the controlled-release formulation of zileuton are in the development stage, we are unable at this time to determine the cost effectiveness of these product candidates. We may need to conduct expensive pharmacoeconomic trials in order to demonstrate their cost effectiveness. Sales of prescription drugs are highly dependent on the availability and level of reimbursement to the consumer from third-party payors, such as government and private insurance plans. These third-party payors frequently require that drug companies provide them with predetermined discounts or retroactive rebates from list prices, and third-party payors are increasingly challenging the prices charged for medical products. Because our product candidates other than Zyflo and the controlled-release formulation of zileuton are in the development stage, we do not know the level of reimbursement, if any, we will receive for those product candidates if they are successfully developed. If the reimbursement we receive for any of our product candidates is inadequate in light of our development and other costs, our ability to realize profits from the affected product candidate would be limited.

Our business has a substantial risk of product liability claims. If we are unable to obtain appropriate levels of insurance, a product liability claim against us could interfere with the development and commercialization of our product candidates or subject us to unanticipated damages or settlement amounts.

          Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing of drugs. If the use of one or more of our product candidates harms people, we may be subject to costly and damaging product liability claims. We currently have clinical trial insurance that covers our clinical trials up to a $7.5 million annual aggregate limit and will seek to obtain product liability insurance prior to marketing Zyflo, the controlled-release version of zileuton or any of our other product candidates. However, our insurance may not provide adequate coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain current amounts of insurance coverage, obtain additional insurance or obtain sufficient insurance at a reasonable cost to protect against losses that we have not anticipated in our business plans.

We handle hazardous materials and must comply with environmental laws and regulations, which can be expensive and restrict how we do business. If we are involved in a hazardous waste spill or other accident, we could be liable for damages, penalties or other forms of censure.

          Our research and development work involves and any future manufacturing processes that we conduct may involve the use of hazardous, controlled and radioactive materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. Despite precautionary procedures that we implement for handling and disposing of these materials, we cannot eliminate the risk of accidental contamination or injury. In the event of a hazardous waste spill or other accident, we could be liable for damages, penalties or other forms of censure.

          In addition, we may be required to incur significant costs to comply with environmental laws and regulations in the future or we may be materially and adversely affected by current or future environmental laws or regulations.

          While we have a property insurance policy that covers bio-contamination up to a $25,000 annual aggregate limit and covers radioactive contamination up to a $25,000 annual aggregate limit, this policy may not provide adequate coverage against potential losses, damages, penalties or costs relating to accidental contamination or injury as a result of hazardous, controlled or radioactive materials.

Risks Relating to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

If we do not obtain the regulatory approvals or clearances required to market and sell Zyflo, the controlled-release formation of zileuton or our other product candidates under development, our business will be unsuccessful.

          Neither we nor any collaborator of ours may market any of our products in the United States, Europe or in any other country without marketing approval from the FDA or the equivalent foreign regulatory agency. Although Zyflo has been approved by the FDA, we are required to file an sNDA with the FDA for Zyflo because we are transferring the manufacturing capabilities for the active pharmaceutical ingredient, or API, of zileuton and the immediate-release Zyflo tablets from Abbott to contract manufacturing sites. The FDA may not approve our sNDA on a timely basis or at all.

          We expect to submit a new drug application, or NDA, for the controlled-release formulation of zileuton to the FDA in 2005. Abbott conducted all of the preclinical and clinical trials on the controlled-release formulation of zileuton before we in-licensed the product candidate. We intend to rely on the results of these prior clinical trials to support our NDA for this product candidate. If the FDA does not permit us to rely on the prior clinical data, we would be required to repeat some or all of the clinical trials, which would lead to unanticipated costs and delays. Problems with the previous trials, such as incomplete, outdated or otherwise unacceptable data could cause our NDA to be delayed or rejected.

          The regulatory process to obtain market approval or clearance for a new drug, biologic or medical device takes many years, requires expenditures of substantial resources, is uncertain and is subject to unanticipated delays. We have had only limited experience in preparing applications and obtaining regulatory approvals and clearances. Adverse side effects of a product candidate or adverse device effects on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve or clear a particular product candidate for any or all indications of use.

          The FDA and foreign regulatory agencies have substantial discretion in the drug approval process and can deny, delay or limit approval of a product candidate for a variety of reasons. If we do not receive required regulatory approval or clearance to market Zyflo, the controlled-release formulation of zileuton or any of our other product candidates under development, our ability to generate product revenue and achieve profitability, our reputation and our ability to raise additional capital will be materially impaired.

If clinical trials for our product candidates are not successful, we may be unable to successfully develop, obtain regulatory approval for and commercialize these product candidates.

          All of our product candidates remain subject to regulatory approval or clearance and all of our product candidates other than Zyflo are still in development and remain subject to clinical testing. In order to obtain regulatory approvals or clearances for the commercial sale of our product candidates, we and our collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our product candidates. We may not be able to obtain authority from the FDA, institutional review boards or other regulatory agencies to commence or complete these clinical trials. If permitted, such clinical testing may not prove that our product candidates are safe and effective to the extent necessary to permit us to obtain marketing approvals or clearances from regulatory authorities. One or more of our product candidates may not exhibit the expected therapeutic results in humans, may cause harmful side effects or have other unexpected characteristics that may delay or preclude regulatory approval or clearance or limit commercial use if approved or cleared. Furthermore, we, one of our collaborators, institutional review boards, or regulatory agencies may hold, suspend or terminate clinical trials at any time if it is believed that the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons.

          Preclinical testing and clinical trials of new drug, biologic and device candidates are lengthy and expensive and the historical failure rate for such candidates is high. We may not be able to advance any more product candidates into clinical trials. Even if we do successfully enter into clinical trials, the results from preclinical testing of a product candidate may not predict the results that will be obtained in human clinical trials. In addition, positive results demonstrated in preclinical studies and clinical trials that we complete may not be indicative of results obtained in later clinical trials. Clinical trials may take several years to complete, and a failure of one or more can occur at any stage of testing.

          Adverse or inconclusive clinical trial results concerning any of our product candidates could require us to conduct additional clinical trials, result in increased costs and significantly delay the filing for marketing approval or clearance for such product candidates with the FDA or result in a filing for a narrower indication. If clinical trials fail, our product candidates may not become commercially viable.

If clinical trials for our product candidates are delayed, we would be unable to commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay the receipt of any revenues from product sales.

          We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause regulatory authorities, institutional review boards or us to delay or suspend those clinical trials, or delay the analysis of data from our completed or ongoing clinical trials.

          Any of the following could delay the completion of our ongoing and planned clinical trials:

•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients and volunteers into clinical trials;

•	lower than anticipated retention rates of patients and volunteers in clinical trials;

•	the need to repeat clinical trials as a result of inconclusive or negative results or poorly executed testing;

•	insufficient supply or deficient quality of product candidate materials or other materials necessary to conduct our clinical trials;

•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

•	serious and unexpected drug-related side effects or adverse device effects experienced by participants in our clinical trials; or

•	the placement of a clinical hold on a trial.

          Our ability to enroll patients in our clinical trials in sufficient numbers and on a timely basis will be subject to a number of factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in patient enrollment can result in increased costs and longer development times. In addition, subjects may drop out of our clinical trials, and thereby impair the validity or statistical significance of the trials.

          We expect to rely on academic institutions and clinical research organizations to supervise or monitor some or all aspects of the clinical trials for the product candidates we advance into clinical testing. Accordingly, we have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.

          As a result of these factors, we or third parties on whom we rely may not successfully begin or complete our clinical trials in the time periods we have forecasted, if at all. If the results of our ongoing or planned clinical trials for our product candidates are not available when we expect or if we encounter any delay in the analysis of data from our preclinical studies and clinical trials, we may be unable to file for regulatory approval or clearance or conduct additional clinical trials on the schedule we currently anticipate.

          If clinical trials are delayed, the commercial viability of our product candidates may be reduced. If we incur costs and delays in our programs or if we do not successfully develop and commercialize our products, our stock price could decline.

Even if we obtain regulatory approvals or clearances, our product candidates will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and applicable foreign regulations, we could lose those approvals and the sale of our product candidates could be suspended.

          Approvals and clearances of our product candidates are subject to continuing regulatory review, including the review of medical device reports, adverse drug or device experiences and clinical results from any post-market testing or vigilance required as a condition of approval that are reported after our product candidates become commercially available. The manufacturer and the manufacturing facilities we use to make any of our product candidates will also be subject to periodic review and inspection by the FDA. The subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. Our product promotion and advertising will also be subject to regulatory requirements and continuing FDA review.

If we or our third-party manufacturers or service providers fail to comply with regulatory laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our product candidates and may harm our reputation.

          If we or our third-party manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our product candidates successfully and could harm our reputation and lead to less market acceptance of our product candidates. These enforcement actions include:

•	product seizures;

•	voluntary or mandatory recalls;

•	voluntary or mandatory patient or physician notification;

•	withdrawal of product approvals;

•	restrictions on, or prohibitions against, marketing our product candidates;

•	fines;

•	restrictions on importation of our product candidates;

•	injunctions;

•	civil and criminal penalties; and

•	suspension of review or refusal to approve pending applications.

Risks Relating to Our Dependence on Third Parties

We depend on MedImmune and expect to depend on additional collaborators in the future for a significant portion of our revenues and to develop, conduct clinical trials with, obtain regulatory approvals for, and manufacture, market and sell some of our product candidates. These collaborations may not be successful.

          We are relying on MedImmune to fund the development of and to commercialize our product candidates in our HMGB1 program. All of our revenues for 2003 and for the first six months of 2004 were derived from fees paid to us by MedImmune under our collaboration agreement. We expect that until we generate revenue from the sale of Zyflo, all of our revenues will continue to be derived from our collaboration agreement with MedImmune. Additional payments due to us under the collaboration agreement with MedImmune are generally based on our achievement of specific development and commercialization milestones that we may not meet. In addition, the collaboration agreement entitles us to royalty payments that are based on the sales of products developed and marketed through the collaboration. These future royalty payments may not materialize or may be less than expected if the related products are not successfully developed or marketed or if we are forced to license intellectual property from third parties. Accordingly, we cannot predict if our collaboration with MedImmune will continue to generate revenues for us.

          Our collaboration agreement with MedImmune generally is terminable by MedImmune at any time upon six months notice to us or upon the material uncured breach of the agreement by us. Under the collaboration agreement, we are obligated to use commercially reasonable, good faith efforts to conduct the collaboration in accordance with rolling three-year research plans that describe and allocate between MedImmune and us responsibility for, among other things, the proposed research, preclinical studies, toxicology formulation activities and clinical studies for that time period. In addition, MedImmune and we agreed to work exclusively in the development and commercialization of HMGB1-inhibiting products for a period of four years, and, after such time, we have agreed to work exclusively with MedImmune in the development of HMGB1-inhibiting products for the remaining term of the agreement. If MedImmune were to terminate or breach our arrangement and we were unable to enter into a similar collaboration agreement with another qualified third party in a timely manner or devote sufficient financial resources or capabilities to continue development and commercialization on our own, the development and commercialization of our HMGB1 program likely would be delayed, curtailed or terminated. The delay or termination of our HMGB1 program could significantly harm our future prospects. We intend to enter into collaboration agreements with other parties in the future that relate to other product candidates, and we are likely to have similar risks with regard to any such future collaborations.

          In addition, our collaboration with MedImmune and any future collaborative arrangements that we enter into with third parties may not be scientifically or commercially successful. Factors that may affect the success of our collaborations include the following:

•	our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with the product on which they are collaborating with us or that could affect our collaborators’ commitment to us;

•	reductions in marketing or sales efforts or a discontinuation of marketing or sales of our products by our collaborators would reduce our revenues, which we expect will be based on a percentage of net sales by collaborators;

•	our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect how we are perceived in the business and financial communities;

•	our collaborators may not devote sufficient time and resources to any collaboration with us, which could prevent us from realizing the potential commercial benefits of that collaboration; and

•	our collaborators may pursue higher priority programs or change the focus of their development programs, which could affect their commitments to us.

We have no manufacturing experience or resources and we must incur significant costs to develop this expertise or rely on third parties to manufacture our product candidates.

          We have no manufacturing experience. In order to continue to develop product candidates, apply for regulatory approvals and commercialize our product candidates, we will need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties for the production of our product candidates for preclinical and clinical testing purposes and we expect to continue to do so in the future. We have contracted with Rhodia Pharma Solutions to establish and validate a manufacturing process for the API for zileuton. We have also contracted with SkyePharma PLC, through its subsidiary Jagotec AG, for the manufacture of tablets of the controlled-release formulation of zileuton for clinical trials, regulatory review and commercial sale. In addition, we have contracted with SkyePharma, through its subsidiary Jagotec, to establish a manufacturing process for Zyflo and to manufacture Zyflo for clinical trials and regulatory review.

          Only a limited number of manufacturers have the capability to supply zileuton, and we have not secured a long-term commercial supply arrangement for any of our product candidates, other than the controlled-release formulation of zileuton. The manufacturing process for our product candidates is an element of the FDA approval process and we will need to contract with manufacturers who can meet the FDA requirements, including current Good Manufacturing Practices, on an ongoing basis. As part of obtaining regulatory approval for Zyflo and the controlled-release formulation of zileuton, we are required to engage a commercial manufacturer to produce validation batches of the drug consistent with regulatory approval requirements. Rhodia Pharma Solutions has agreed to produce the validation batches of Zyflo. We are dependent upon Rhodia Pharma Solutions and SkyePharma, and will be dependent on any other third parties who manufacture our product candidates, to perform their obligations in a timely manner and in accordance with applicable government regulations. In addition, if we receive the necessary regulatory approval for our product candidates, we also expect to rely on third parties, including our collaborators, to produce materials required for commercial production. We may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing of these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our product candidates.

          The manufacturing process for the API for zileuton involves an exothermic reaction that generates heat and, if not properly controlled by the safety and protection mechanisms in place at the manufacturing sites, could result in unintended combustion of the product. The manufacture of the API for zileuton could be disrupted or delayed if a batch is destroyed or damaged or if local health and safety regulations require a third-party manufacturer to implement additional safety procedures.

          We are and will continue to be dependent upon these third-party manufacturers to perform their obligations in a timely manner and consistent with regulatory requirements. If third-party manufacturers with whom we contract fail to perform their obligations, we may be adversely affected in a number of ways, including:

•	we may not be able to initiate or continue clinical trials of our product candidates that are under development;

•	we may be delayed in submitting applications for regulatory approvals or clearances for our product candidates;

•	we may be required to cease distribution or recall some or all batches of our product candidates; and

•	ultimately, we may not be able to meet commercial demands for our product candidates.

If we are unable to enter into additional collaboration agreements, we may not be able to continue development of our product candidates.

          Our drug development programs and potential commercialization of our product candidates will require substantial additional cash to fund expenses to be incurred in connection with these activities. We may seek to enter into additional collaboration agreements with pharmaceutical companies to fund all or part of the costs of drug development and commercialization of product candidates. We may not be able to enter into future collaboration agreements, and the terms of the collaboration agreements, if any, may not be favorable to us. If we are not successful in efforts to enter into a collaboration arrangement with respect to a product candidate, we may not have sufficient funds to develop this or any other product candidate internally. If we do not have sufficient funds to develop our product candidates, we will not be able to bring these product candidates to market and generate revenue. In addition, our inability to enter into collaboration agreements could delay or preclude the development, manufacture and/or commercialization of a product candidate and could have a material adverse effect on our financial condition and results of operations because:

•	we may be required to expend our own funds to advance the product candidate to commercialization;

•	revenue from product sales could be delayed; or

•	we may elect not to commercialize the product candidate.

We plan to rely significantly on third parties to market some product candidates and these third parties may not successfully commercialize these product candidates.

          For product candidates with large target physician markets, we plan to rely significantly on sales, marketing and distribution arrangements with third parties. For example, we plan to rely on MedImmune for the commercialization of any anti-HMGB1 products that we develop. We may not be successful in entering into additional marketing arrangements in the future and, even if successful, we may not be able to enter into these arrangements on terms that are favorable to us. In addition, we may have limited or no control over the sales, marketing and distribution activities of these third parties. If these third parties are not successful in commercializing the products covered by these arrangements, our future revenues may suffer.

Risks Relating to Intellectual Property and Licenses

If we are not able to obtain and enforce patent and other intellectual property protection for our discoveries, our ability to prevent third parties from using our inventions and proprietary information will be limited and we may not be able to operate our business profitably.

          Our success depends, in part, on our ability to protect proprietary products, methods and technologies that we invent and develop under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. Because certain U.S. patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date that will not be filed in foreign countries and for which a request for non-publication is filed, third parties may have filed patent applications for technology covered by our pending patent applications, and our patent applications may not have priority over any patent applications of others. There may also be prior art that may prevent allowance of our patent applications.

          Our patent strategy depends on our ability to rapidly identify and seek patent protection for our discoveries. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely or successful manner. Moreover, the mere issuance of a patent does not guarantee that it is valid or enforceable. As a result, even if we obtain patents, they may not be valid or enforceable against third parties.

          Our pending patent applications may not result in issued patents. In addition, the patent positions of pharmaceutical or biotechnology companies, including ours, are generally uncertain and involve complex legal and factual considerations. The standards that the U.S. Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims which will be allowed in any patents issued to us or to others with respect to our products in the future.

          We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to, or independently developed by a competitor, any competitive advantage that we may have had in the development or commercialization of our product candidates would be minimized or eliminated.

Litigation regarding patents, patent applications and other proprietary rights is expensive and time consuming. If we are unsuccessful in litigation concerning patents or patent applications owned or co-owned by us or licensed to us, we may not be able to protect our products from competition or we may be precluded from selling our products. If we are involved in such litigation, it could cause delays in, or prevent us from, bringing products to market and harm our ability to operate.

          Our success will depend in part on our ability to uphold and enforce the patents or patent applications owned or co-owned by us or licensed to us that cover our products and product candidates. Litigation, interferences or other adversarial proceedings relating to our patents or applications could take place in the United States in a federal court or in the U.S. Patent and Trademark Office or other administrative agencies. These proceedings could also take place in a foreign country, in either the court or the patent office of that country. Proceedings involving our patents or patent applications could result in adverse decisions regarding:

•	the patentability of our inventions, including those relating to our products; and/or

•	the enforceability, validity or scope of protection offered by our patents, including those relating to our products.

          These proceedings are costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. Even if we are successful in these proceedings, we may incur substantial cost and divert time and attention of our management and scientific personnel in pursuit of these proceedings, which could have a material adverse effect on our business.

          Our success will also depend in part on our ability to avoid infringement of the patent rights of others. For example, we are aware of third-party patents and patent applications that relate to a class of chemicals known as pyruvates, of which CTI-01 is a member. We believe that our anticipated uses of CTI-01 do not infringe any valid third-party patents. If any use of CTI-01 that we pursue for a particular indication were found to infringe a valid third-party patent, we could be precluded from selling CTI-01 for that indication and be forced to pay damages.

          If it is determined that we do infringe a patent right of another, we may be required to seek a license, defend an infringement action or challenge the validity of the patent in court. In addition, if we are not successful in infringement litigation brought against us and we do not license or develop non-infringing technology, we may:

•	incur substantial monetary damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights;

•	encounter significant delays in bringing our product candidates to market; or

•	be precluded from participating in the manufacture, use or sale of our products or methods of treatment.

          If any parties should successfully claim that our creation or use of proprietary technologies infringes upon their intellectual property rights, we might be forced to pay damages. In addition to any damages we might have to pay, a court could require us to stop the infringing activity. Moreover, any legal action against us or our collaborators claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our collaborators to obtain a license in order to continue to manufacture or market the affected products and processes. Any such required license may not be made available on commercially acceptable terms, if at all. In addition, some licenses may be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us.

          If we fail to obtain a required license or are unable to design around a patent, we may be unable to effectively market some of our technology or products, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, our MedImmune collaboration provides that a portion of the royalties payable to us by MedImmune for licenses to our intellectual property may be offset by amounts paid by MedImmune to third parties who have competing or superior intellectual property positions in the relevant fields, which could result in significant reductions in our revenues.

          Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

We in-license a significant portion of our principal proprietary technologies and if we fail to comply with our obligations under any of the related agreements, we could lose license rights that are necessary to develop and market HMGB1 products and some of our other product candidates.

          We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary for our business. In fact, we acquired the rights to each of our product candidates under licenses with third parties. These licenses impose various development, commercialization, funding, royalty, diligence and other obligations on us. If we breach these obligations, our licensors may have the right to terminate the licenses or render the licenses non-exclusive, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology, or at least to do so on an exclusive basis.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

          In order to protect our proprietary technology and processes, it is our general practice to enter into confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information and, in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Risks Relating to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and we anticipate that we will continue to incur losses for the foreseeable future. If we do not generate significant revenues, we will not be able to achieve profitability.

          We have experienced significant operating losses since our inception in 2000. We had net losses of $13.3 million in the six months ended June 30, 2004 and $20.1 million in 2003. As of June 30, 2004, we had an accumulated deficit of approximately $40.8 million. We expect that we will continue to incur substantial losses for at least the next several years as we spend significant amounts to fund research, development and commercialization of our product candidates and to enhance our core technologies. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. We will need to generate significant revenues to pay these costs and achieve profitability.

We will require substantial additional capital to fund our operations. If additional capital is not available, we may need to delay, limit or eliminate our development and commercialization processes.

          We expect to devote substantial resources to continue our research and development efforts, including preclinical testing and clinical trials, establish our sales and marketing infrastructure, achieve regulatory approvals and, subject to regulatory approval, commercially launch Zyflo and the controlled-release formulation of zileuton and any future product candidates. Our funding requirements will depend on numerous factors, including:

•	the costs and timing of the commercial launch of Zyflo, if and when it is approved by regulatory authorities;

•	the costs and timing of the development and the commercial launch of the controlled-release formulation of zileuton, if and when it is approved by regulatory authorities;

•	the scope and results of our clinical trials;

•	the advancements of other product candidates into development;

•	the potential acquisition or in-licensing of other products or technologies;

•	the time and costs involved in obtaining regulatory approvals;

•	the timing, receipt and amount of milestone and other payments, if any, from MedImmune or future collaborators;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	continued progress in our research and development programs, as well as the magnitude of these programs;

•	the cost of manufacturing, marketing and sales activities;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the cost of obtaining and maintaining licenses to use patented technologies; and

•	our ability to establish and maintain additional collaborative arrangements.

          We do not expect to generate significant additional funds, other than payments that we receive from our collaboration with MedImmune, until we successfully conduct clinical trials, achieve regulatory approvals and commercially launch Zyflo and the controlled-release formulation of zileuton. We believe that the key factors that will affect our internal and external sources of cash are:

•	our ability to achieve regulatory approval for and successfully commercialize Zyflo;

•	our ability to develop, achieve regulatory approval for and successfully commercialize the controlled-release formulation of zileuton;

•	the success of our other preclinical and clinical development programs;

•	the receptivity of the capital markets to financings by biopharmaceutical companies; and

•	our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.

          The extent of our future capital requirements is difficult to assess and will depend largely on our ability to achieve regulatory approval for and successfully commercialize Zyflo and the controlled-release formulation of zileuton. Based on our operating plans, we believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations until the end of 2006.

          For the six months ended June 30, 2004, our net cash used for operating activities was $12.0 million and we had capital expenditures of $1.5 million. If our existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product candidates, we may need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

Changes in or interpretations of accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

          Accounting methods and policies for business and market practices of biopharmaceutical companies, including policies regarding expensing stock options, are subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission, or the SEC. For example, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the measurement date, normally the date of grant. Although the standards have not been finalized and the timing of a final statement has not been established, the Financial Accounting Standards Board has announced their support for recording expense for the fair value of stock options granted. If we were to change our accounting policy to record expense for the fair value of stock options granted and retroactively restate all prior periods presented, then our operating expenses could increase. We rely heavily on stock options to compensate existing employees and attract new employees. If we are required to expense stock options, we may then choose to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. If we did not reduce our reliance on stock options, our reported losses would increase. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or interpretations of accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements.

Risks Relating to Our Common Stock

Our stock price is subject to fluctuation, which may cause an investment in our stock to suffer a decline in value.

          The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock.

If our quarterly results of operations fluctuate, this fluctuation may subject our stock price to volatility, which may cause an investment in our stock to suffer a decline in value.

          Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which are not within our control, could subject our operating results and stock price to volatility, including:

•	achievement of, or the failure to achieve, milestones under our development agreement with MedImmune and, to the extent applicable, other licensing and collaboration agreements;

•	the results of ongoing and planned clinical trials of our product candidates;

•	the results of regulatory reviews relating to the approval of our product candidates; and

•	general and industry-specific economic conditions that may affect our research and development expenditures.

          Due to the possibility of significant fluctuations, we do not believe that quarterly comparisons of our operating results will necessarily be indicative of our future operating performance. If our quarterly operating results fail to meet the expectations of stock market analysts and investors, the price of our common stock may decline.

If announcements of business developments by us or our competitors cause fluctuations in our stock price, an investment in our stock may suffer a decline in value.

          The market price of our common stock may be subject to substantial volatility as a result of announcements by us or other companies in our industry, including our collaborators. Announcements which may subject the price of our common stock to substantial volatility include announcements regarding:

•	our licensing and collaboration agreements and the products or product candidates that are the subject of those agreements;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, product candidates or products by us or our competitors;

•	the development of new technologies, product candidates or products by us or our competitors;

•	regulatory actions with respect to our product candidates or products or those of our competitors; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

Insiders have substantial control over us and could delay or prevent a change in corporate control, including a transaction in which our stockholders could sell or exchange their shares for a premium.

          As of June 30, 2004, our directors, executive officers and principal stockholders, together with their affiliates, beneficially own, in the aggregate, approximately 70.5% of our outstanding common stock. As a result, our directors, executive officers and principal stockholders, together with their affiliates, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Anti-takeover provisions in our charter documents and under Delaware law could prevent or frustrate attempts by our stockholders to change our management and hinder efforts by a third party to acquire a controlling interest in us.

          We are incorporated in Delaware. Anti-takeover provisions of Delaware law and our charter documents may make a change in control more difficult, even if the stockholders desire a change in control. For example, our anti-takeover provisions include provisions in our by-laws providing that stockholders’ meetings may be called only by the president or the majority of the board of directors and a provision in our certificate of incorporation providing that our stockholders may not take action by written consent.

          Additionally, our board of directors has the authority to issue 5,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. The rights of holders of our common stock are subject to the rights of the holders of any preferred stock that we issue. As a result, our issuance of preferred stock could cause the market value of our common stock to decline and could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

          Delaware law also prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. The board may use this provision to prevent changes in our management. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and corporate notes, directly or through managed funds, with maturities of two years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. In addition, we could be exposed to losses related to these securities should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures. Although we consider our investments to be available-for-sale securities in order to fund operations, if necessary, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4. Controls and Procedures

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

          Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

          Changes in Constituent Instruments Defining the Rights of Security Holders

          In June 2004, in connection with the closing of our initial public offering, our amended and restated certificate of incorporation, our amended and restated by-laws and new form of common stock certificate became effective.

          Recent Sales of Unregistered Securities

          During the quarterly period ended June 30, 2004, we granted stock options to purchase an aggregate of 321,666 shares of our common stock to our non-employee directors and employees under our 2003 Stock Incentive Plan at a weighted-average exercise price of $5.69 per share. In addition, during the quarterly period ended June 30, 2004, we issued and sold an aggregate of 5,036 shares of our common stock to employees pursuant to exercises of options under our 2000 Stock Incentive Plan for an aggregate purchase price of $2,000 and we issued and sold an aggregate of 15,640 shares of our common stock to employees pursuant to exercises of options under our 2003 Stock Incentive Plan for an aggregate purchase price of $62,000.

          The securities issued in the foregoing transactions were offered and sold in reliance on an exemption from registration under Rule 701 promulgated under the Securities Act. No underwriters or placement agents were involved in the foregoing issuances and sales.

          Initial Public Offering and Use of Proceeds from Sales of Registered Securities

          On June 2, 2004, we sold 6,000,000 shares of our common stock in our initial public offering at a price to the public of $7.00 per share. As part of our initial public offering, we granted the underwriters an over-allotment option to purchase up to an additional 900,000 shares of our common stock from us. On June 30, 2004, we sold an additional 110,000 shares of our common stock pursuant to the partial exercise of the over-allotment option. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-113727), which was declared effective by the Securities and Exchange Commission on May 26, 2004. The offering commenced on May 26, 2004 and did not terminate before the sale of all of the securities registered and sold in the offering. As of the date of the filing of this report, the offering has terminated. SG Cowen & Co., LLC, CIBC World Markets Corp., Piper Jaffray & Co. and Leerink Swann & Company were the managing underwriters of the initial public offering. There were no selling stockholders in the offering.

          We registered 6,900,000 shares of our common stock in connection with the initial public offering, including 900,000 shares subject to the over-allotment option that we granted to the underwriters. The aggregate price of the offering amount registered on our behalf was $48,300,000. We sold an aggregate of 6,110,000 shares of our common stock in connection with the initial public offering at an aggregate offering price of $42,770,000. In connection with the offering, we paid $2,993,900 in underwriting discounts and commissions to the underwriters and incurred an estimated $1.9 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and these other offering expenses, our net proceeds from the offering equaled approximately $37.9 million. We have invested the net proceeds of the offering in short-term investment grade corporate and U.S. government securities. There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities.

          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

          In April 2004, we solicited the written consent of our stockholders pursuant to Sections 228 of the General Corporation Law of the State of Delaware in connection with the following proposals:

1.	To approve an amendment to our Certificate of Incorporation, as amended, to (i) effect a 1-for-3.75 reverse stock split of our common stock, (ii) amend the conversion provisions for our then outstanding convertible preferred stock, (iii) amend the officer and director indemnification and limitation on liability provisions, (iv) provide for a staggered board of directors upon the closing of our initial public offering, and (v) eliminate the ability of our stockholders to take action by written consent and call special meetings of stockholders upon the closing of our initial public offering.

2.	To approve our Amended and Restated Certificate of Incorporation that (i) authorizes up to 90,000,000 shares of common stock and (ii) authorizes up to 5,000,000 shares of “blank check” preferred stock.

3.	To approve our Amended and Restated Bylaws.

4.	To approve our 2004 Stock Incentive Plan.

5.	To waive notice and registration rights in connection with our initial public offering.

6.	To waive any rights of first refusal or preemptive rights in connection with our initial public offering.

7.	To waive delivery of financial statements and other information.

8.	To elect Christopher Walsh, Ph.D., H. Shaw Warren, M.D., Richard Dugan, Christopher Mirabelli, Ph.D., Paul Rubin, M.D., Jean George and Nicholas Galakatos, Ph.D. to our board of directors and to confirm their allocation among the three classes of directors.

          We received the requisite consents of our stockholders to all such proposals on May 6, 2004. All such proposals were adopted by holders of 13,595,277 shares of our stock representing approximately 76% of the shares outstanding and entitled to vote on such matters.

Item 5. Other Information.

          Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

(b)	There were no reports on Form 8-K filed or furnished by the Registrant during the fiscal quarter ended June 30, 2004.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITICAL THERAPEUTICS, INC.
Date: August 13, 2004	/s/ Paul D. Rubin
Paul D. Rubin, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2004	/s/ Frank E. Thomas
Frank E. Thomas
Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant
3.2	Amended and Restated Bylaws of the Registrant
10.1	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated June 28, 2002, as modified by the Loan Modification Agreement dated as of December 11, 2002, the Second Loan Modification Agreement dated as of April 10, 2003 and the Third Loan Modification Agreement dated as of June 30, 2004
10.2*+	Development and Scale-Up Agreement between the Registrant and Jagotec AG dated May 6, 2004
10.3	Sublease Termination Agreement dated as of May 21, 2004, by and between the Registrant and Elixir Pharmaceuticals, Inc. (successor-in-interest to Centagenetix, Inc. by merger), and related Warranty Bill of Sale.
10.4*	2004 Stock Incentive Plan
10.5	Form of Incentive Stock Option Agreement granted under 2004 Stock Incentive Plan
10.6	Form of Nonstatutory Stock Option Agreement granted under 2004 Stock Incentive Plan
10.7	Form of Restricted Stock Agreement granted under 2004 Stock Incentive Plan
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-113727).

+	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.