Form 10-Q
period 2004-09-30
CRITICAL THERAPEUTICS INC
filed 2004-11-15
CIK 1145404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of November 8, 2004, the registrant had 24,039,366 shares of Common Stock, $0.001 par value per share, outstanding.

CRITICAL THERAPEUTICS, INC.

FORM 10-Q

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 (Unaudited)	3
Condensed Consolidated Statements of Operations for the Three- and Nine-Months Ended September 30, 2004 and 2003 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine-Months Ended September 30, 2004 and 2003 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	42
Item 4. Controls and Procedures	42
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3. Defaults Upon Senior Securities	44
Item 4. Submission of Matters to a Vote of Security Holders	44
Item 5. Other Information	44
Item 6. Exhibits	44
SIGNATURES	45
EXHIBIT INDEX	46
Ex-10.1 Standard Exclusive License Agreement
Ex-10.2 Proposal Between Registrant and Patheon Pharmaceuticals, Inc.
Ex-10.3 Form of Nonstatutory Stock Option Agreement
Ex-10.4 Incentive Stock Option Agreement (Paul Rubin)
Ex-10.5 Incentive Stock Option Agreement (Trevor Philips)
Ex-10.6 Incentive Stock Option Agreement (Walter Newman)
Ex-10.7 Incentive Stock Option Agreement (Frederick Finnegan)
Ex-10.8 Incentive Stock Option Agreement (Frank Thomas)
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I. Financial Information

Item 1. Financial Statements

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
in thousands	2004	2003
Assets:
Current assets:
Cash and cash equivalents	$37,576	$40,078
Amount due under collaboration agreement	946	2,500
Short-term investments	48,615	0
Prepaid expenses and other	1,577	430

Total current assets	88,714	43,008

Fixed assets, net	2,178	1,556
Other assets	231	490

Total assets	$91,123	$45,054

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Current portion of long-term debt	$863	$552
Accounts payable	1,041	323
Accrued license fees	0	4,460
Accrued expenses	3,213	977
Revenue deferred under collaboration agreement	9,490	11,478

Total current liabilities	14,607	17,790

Long-term debt, less current portion	1,379	720
Redeemable convertible preferred stock	0	51,395
Stockholders’ equity (deficit):
Common stock	24	2
Additional paid-in capital	129,078	11,156
Deferred stock-based compensation	(6,365)	(8,536)
Due from stockholders	0	(40)
Accumulated deficit	(47,348)	(27,433)
Accumulated other comprehensive loss	(252)	0

Total stockholders’ equity (deficit)	75,137	(24,851)

Total liabilities and stockholders’ equity (deficit)	$91,123	$45,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in thousands except share and per share data	2004	2003	2004	2003
Revenue under collaboration agreement	$1,886	$401	$3,472	$401
Operating expenses:
Research and development	6,037	2,956	16,677	7,949
General and administrative	2,731	994	7,316	2,466

Total operating expenses	8,768	3,950	23,993	10,415

Operating loss	(6,882)	(3,549)	(20,521)	(10,014)
Other income, net	298	0	606	35

Net loss	(6,584)	(3,549)	(19,915)	(9,979)
Accretion of dividends and offering costs on preferred stock	0	(428)	(2,209)	(1,275)

Net loss available to common stockholders	($6,584)	($3,977)	($22,124)	($11,254)

Net loss per share available to common stockholders	($0.28)	($5.74)	($1.91)	($18.68)

Basic and diluted weighted-average common shares outstanding	23,638,852	692,723	11,574,494	602,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
in thousands	2004	2003
Cash flows from operating activities:
Net loss	($19,915)	($9,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	944	218
Loss on disposal of fixed assets	278	0
Stock-based compensation expense	2,080	2,258
Forgiveness of notes receivable	185	0
Changes in assets and liabilities:
Amount due under collaboration agreement	1,554	0
Prepaid expenses and other	(1,147)	(243)
Other assets	259	0
Accounts payable	718	(78)
Accrued license fees and other expenses	(1,739)	1,117
Revenue deferred under collaboration agreement	(1,988)	9,599

Net cash provided by (used in) operating activities	(18,771)	2,892

Cash flows from investing activities:
Purchases of fixed assets	(1,844)	(1,398)
Purchases of short-term investments	(48,867)	0

Net cash used in investing activities	(50,711)	(1,398)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	28,050	0
Net proceeds from the initial public offering of common stock	37,817	0
Proceeds from exercise of stock options	143	2
Repurchase of restricted common stock	0	(1)
Proceeds from notes receivable	0	145
Proceeds from long-term debt	1,412	1,388
Repayments of long-term debt	(442)	(257)

Net cash provided by financing activities	66,980	1,277

Net increase (decrease) in cash and cash equivalents	(2,502)	2,771
Cash and cash equivalents at beginning of period	40,078	13,539

Cash and cash equivalents at end of period	$37,576	$16,310

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$84	$62

Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock	$81,802	$0

Accretion of dividends and offering costs on preferred stock	$2,209	$1,275

Dividends forfeited on preferred stock conversion into common stock	$5,313	$0

Adjustment to deferred stock-based compensation for services to be performed	($91)	$2,746

Settlement of accrued licensing fee with common stock	$485	$0

Unrealized loss on investments	($252)	$0

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

     Operating results for the three- and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results for the full year.

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

(2) Initial Public Offering of Common Stock

     On June 2, 2004, the Company sold 6,000,000 shares of its common stock in its initial public offering at a price to the public of $7.00 per share. On June 30, 2004, the Company sold an additional 110,000 shares at a price to the public of $7.00 per share pursuant to the partial exercise of the underwriters’ over-allotment option. The Company received gross proceeds of $42.8 million, of which $3.0 million was paid as an underwriting discount. Expenses related to the offering totaled approximately $2.0 million. The Company has invested the net proceeds in highly liquid, interest-bearing, investment grade securities.

     In connection with the Company’s initial public offering of common stock, all of the issued and outstanding redeemable convertible preferred stock converted to common stock at a ratio of one share of common stock for each 3.75 shares of preferred stock then outstanding. Accordingly, on June 2, 2004 60,410,237 shares of preferred stock converted into 16,109,403 shares of common stock. The par value and additional paid-in capital related to the redeemable convertible preferred stock totaling $81.8 million was reclassified to common stock in the Company’s balance sheet. Under the terms of the preferred stock agreement accrued dividends totaling $5.3 million were forfeited in connection with this conversion to common stock.

     As of September 30, 2004, the Company has authorized capital stock of 90,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share. The rights and preferences of the preferred stock may be established from time to time by the Company’s board of directors.

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

     Revenue under the Company’s collaboration agreement with MedImmune, Inc. is recognized over the estimated performance period based on a proportional performance model. Under the proportional performance model, performance is measured as the percentage of cost incurred to date compared to the total costs estimated for the performance period. The amount of revenue recognized during each period represents the cumulative performance percentage of amounts received and due to the Company under the agreement less amounts previously recognized. The Company periodically reviews the estimated performance period and total costs and, to the extent such estimates change, the impact of such change is recorded in operations at that time. During the three months ended September 30, 2004, the Company revised its estimate of remaining total costs under the collaboration agreement with MedImmune, which resulted in an increase in revenue recognized of $1.1 million. Because the Company’s collaborator has the right to cancel the agreement at any time, the Company does not recognize revenues in excess of cumulative cash collections. Deferred revenue consists of payments received in advance of revenue recognized under the agreement.

(5) Cash Equivalents and Short-Term Investments

     The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents.

     Short-term investments consist primarily of U.S. government treasury and agency notes, corporate debt obligations, municipal debt obligations and money market funds, each of investment-grade quality, which have a maturity date greater than 90 days that can be sold within one year. These securities are held until such time as the Company intends to use them to meet the ongoing liquidity needs to support its operations. These investments are recorded at fair value and accounted for as available-for-sale securities. The unrealized gain (loss) during the period is recorded as an adjustment to stockholders’ equity. During the three- and nine month periods ended September 30, 2004, the Company recorded an unrealized gain (loss) on investments of $125,000 and $(252,000), respectively. There was no unrealized gain or loss in 2003 as all holdings were classified as cash equivalents. The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization or accretion is included in interest income (expense) in the corresponding period.

     On July 1, 2004, the Company adopted EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for using the cost method specified in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” except for paragraphs 10 – 20 of this Issue regarding how to evaluate and recognize an impairment loss that is other-than-temporary, since application of these paragraphs has been deferred. The Company has determined the unrealized gain (loss) on investments is temporary, therefore no impairment exists during the three-and nine-month periods ended September 30, 2004.

(6) Comprehensive Loss

     Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations for the three- and nine-

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

month periods end September 30, 2004, and comprehensive loss is the unrealized gain (loss) on short-term investments for the period. There were no items affecting comprehensive loss for the three- or nine-month periods ended September 30, 2003. Total comprehensive loss was $6.5 million and $3.5 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $20.1 million and $10.0 million, for the nine-month periods ended September 30, 2004 and 2003, respectively. The unrealized loss on investments is the only component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet as of September 30, 2004.

(7) Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic-value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. Conversely, when the exercise price for accounting purposes is below fair value of the Company’s common stock on the date of grant, a non-cash charge to compensation expense is recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. All stock-based awards to non-employees are accounted for at their fair market value in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

     Stock option activity for the nine-month period ended September 30, 2004 is as follows:

	Number	Weighted-Average
	Of	Exercise
	Shares	Price Per Share
Outstanding – December 31, 2003	1,862,229	$0.87
Granted	43,789	2.90
Exercised	(164,966)	0.48
Cancelled	(266)	0.38

Outstanding – March 31, 2004	1,740,786	0.96
Granted	361,336	5.78
Exercised	(20,676)	3.10
Cancelled	(13,336)	5.63

Outstanding – June 30, 2004	2,068,110	1.75
Granted	1,999,500	6.01
Exercised	(1,557)	0.38
Cancelled	(3,413)	0.88

Outstanding – September 30, 2004	4,062,640	$3.85

Exercisable – September 30, 2004	458,280	$1.10

     Certain of the employee stock options granted to employees during the six-month period ended June 30, 2004 were deemed for accounting purposes to have been granted at exercise prices below fair value and therefore the Company has recorded the $525,000 difference between the exercise price and the fair value as deferred stock-based

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

compensation at the time of the grant. The Company expenses deferred stock-based compensation as charges to operations over the vesting period of the options and has recorded $32,000 and $85,000 as stock-based compensation expense during the three and nine-month period ended September 30, 2004, respectively, relating to these options.

     The remaining number of shares of common stock available for award under the Company’s equity incentive plans totaled 1,788,064 at September 30, 2004.

     Had employee compensation expense been determined based on the fair value at the date of grant consistent with SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except loss per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss available to common stockholders – as reported	($6,584)	($3,977)	($22,124)	($11,254)
Add: Stock-based compensation expense included in reported net loss	449	4	1,336	8
Deduct: Stock-based compensation expense determined under fair value method	(761)	(13)	(1,811)	(33)

Net loss – pro forma	($6,896)	($3,986)	($22,599)	($11,279)

Net loss per share (basic and diluted):
As reported	($0.28)	($5.74)	($1.91)	($18.68)

Pro forma	($0.29)	($5.75)	($1.95)	($18.72)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk free interest rate	3.2%	2.2%	3.2%	2.1%
Expected dividend yield	0%	0%	0%	0%
Expected lives	4 years	4 years	4 years	4 years
Expected volatility	100%	100%	100%	100%
Weighted-average fair value of options granted equal to fair value	$4.22	—	$4.23	$0.26
Weighted-average fair value of options granted below fair value	—	$3.23	$5.03	$2.53

(8) Basic and Diluted Loss per Share

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Basic and diluted net loss per common share is calculated by dividing the net loss available to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. Anti-dilutive securities that are not included in the diluted net loss per share calculation aggregated 4,446,067 and 21,669,454 as of September 30, 2004 and 2003, respectively. These anti-dilutive securities consist of outstanding stock options, warrants, and unvested restricted common stock as of September 30, 2004, and outstanding redeemable convertible preferred stock, stock options, warrants, and unvested restricted common stock as of September 30, 2003.

     The following table reconciles the weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted-average common shares outstanding	24,037,558	1,552,928	12,063,921	1,551,324
Less: weighted-average restricted common shares outstanding	398,706	860,205	489,427	948,774

Basic and diluted weighted-average common shares outstanding	23,638,852	692,723	11,574,494	602,550

Accretion of Dividends and Offering Costs on Preferred Stock

     Prior to the Company’s initial public offering, holders of preferred stock had a right to receive dividends at a stated rate per share. The Company recorded accretion of these dividends as well as offering costs in order to arrive at the net loss available to common stockholders in the periods prior to the initial public offering. Upon conversion of the preferred stock into common stock, the holders of preferred stock, pursuant to the terms of the preferred stock, forgave all cumulative accrued dividends. As of May 26, 2004, cumulative accrued dividends on the Company’s preferred stock totaled $5.3 million.

(9) Long-Term Debt

     Effective June 30, 2004, the Company entered into a modification to its existing loan and security agreement. The modification gives the Company the ability to borrow up to an additional $3.0 million under a credit agreement from July 1, 2004 to December 31, 2004. From January 1, 2005 to December 31, 2005, the Company has additional borrowing capacity up to an amount equal to the lesser of (i) $3.0 million minus the principal amount of advances made in 2004 or (ii) $1.3 million. Advances made during 2004 and 2005 accrue interest at a rate equal to the prime rate plus 2% per year and are required to be repaid in equal monthly installments of principal plus interest accrued through the date of repayment. The repayment term for advances made in 2004 and 2005 are 42 and 36 months, respectively. In connection with the original loan and security agreement, the Company granted the lender a first priority security interest in substantially all of the Company’s assets, excluding intellectual property, to secure the Company’s obligations under the credit agreement. During the three-months ended September 30, 2004, the Company borrowed $1.4 million under modified the credit agreement.

(10) Commitments and Contingencies

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include costs for research and license agreements represent the Company’s fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These amounts do not include any additional amounts that the Company may be required to pay under its license agreements upon the achievement of scientific, regulatory and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of an investigational new drug application to the FDA, similar submissions to foreign regulatory authorities and the first commercial sale of the Company’s products in various countries. These agreements include costs related to manufacturing, clinical trials and pre-clinical studies performed by third parties. The estimated amount that may be incurred in the future under these agreements totals approximately $14.8 million as of September 30, 2004. The amount and timing of these commitments may change, as they are largely dependent on the rate of enrollment in and timing of the development of the Company’s product candidates.

     The Company is party to a number of agreements that require it to make milestone payments, royalties on net sales of the Company’s products and payments on sublicense income received by the Company.

     From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company is not a party to any pending material litigation or other material legal proceedings.

(11) Relocation of Headquarters

     During the three-months ended June 30, 2004, the Company relocated its headquarters to Lexington, Massachusetts and consolidated its research facilities from two to one. Under SFAS No. 146, “Costs Associated with an Exit or Disposal Activity,” the Company recorded a liability of $441,000 in the three-month period ended June 30, 2004 related to the remaining obligations under an operating lease that expires in October 2005 at its previous headquarters. During the three months ended September 30, 2004, the Company reduced the liability by $48,000 to adjust for the known effect of rental income expected to be realized under a sublease agreement signed by the Company in September 2004, partially offset by certain other estimated costs associated with the lease termination.

     The following table summarizes the activity related to the remaining lease obligation recorded under SFAS No. 146 (in thousands):

Remaining lease obligation from former headquarter facility	$441
Payments	(52)

Balance - June 30, 2004	389
Payments	(78)
Adjustment	(48)
Rental income under sublease agreement	9

Balance - September 30, 2004	$272

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

Nature of Business

          We are a biopharmaceutical company focused on the discovery, development and commercialization of products designed to treat respiratory, inflammatory and critical care diseases through the regulation of the body’s inflammatory response. The inflammatory response occurs within the body’s immune system following a stimulus such as infection or trauma. Our most advanced product is ZYFLO®, a tablet formulation of zileuton, which the U.S. Food and Drug Administration, or FDA, approved in 1996 for the prevention and chronic treatment of asthma. We licensed from Abbott Laboratories exclusive worldwide rights to ZYFLO and other formulations of zileuton for multiple diseases and conditions. We are currently in the process of changing manufacturing sites for ZYFLO, and subject to FDA approval of these sites, we expect to begin selling ZYFLO in the United States in the second half of 2005.

          We are also developing products to regulate the excessive inflammatory response that can damage vital internal organs and, in the most severe cases, result in multiple organ failure and death.

•	CTI-01. We are developing a small molecule product candidate, CTI-01, that we believe may be effective in regulating the inflammatory response. Results from preclinical studies suggest that CTI-01 inhibits the release of protein molecules called cytokines that are responsible for communication between cells in the body and are associated with conditions such as post-operative ileus, which is the loss of normal intestine movement following surgery, and the damage to vital organs that can occur in patients after cardiopulmonary bypass, a procedure commonly performed during heart surgery.

•	HMGB1. We believe that a cytokine called HMGB1, or high mobility group protein B1, may be an important target for the development of products to treat inflammatory diseases because of the timing and the duration of its release from cells into the bloodstream. We are currently collaborating with MedImmune, Inc. on preclinical development of our monoclonal antibodies directed towards HMGB1 in a number of animal models.

•	Cholinergic Anti-inflammatory Program. We are developing small molecules designed to inhibit the body’s inflammatory response by acting on the nicotinic µ-7 cholinergic target, which is a cell receptor associated with the production of the cytokines that play a fundamental role in the inflammatory response. We believe that successful development of a product candidate targeting the nicotinic µ-7 cholinergic receptor could lead to an oral anti-cytokine therapy for acute and chronic diseases. We are also exploring the development of a medical device, similar to those already marketed for the treatment of epileptic seizures, to stimulate the vagus nerve, which links the brain with the major organs of the body, and induce an anti-inflammatory response by acting on the µ-7 receptor.

Overview

          Since our inception, we have incurred significant losses each year. As of September 30, 2004, we had an accumulated deficit of $47.3 million. We expect to incur significant and growing losses for the foreseeable future. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect our operating losses to continue to increase over the next several years as we continue to fund our development programs and prepare for potential commercial launch of our product candidates. We do not expect to achieve profitability in the foreseeable future, if at all. Since inception, we have funded our operations through the sale of common and preferred stock, debt financings, the receipt of interest income and payments from our collaborator MedImmune.

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

          General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, legal, business development, human resource and sales and marketing functions. Other costs reflected in general and administrative expenses include facility costs not otherwise included in research and development expenses and professional fees for legal and accounting services. We expect to begin to incur increased sales and marketing expenses shortly before we submit our supplemental new drug application, or sNDA, for ZYFLO.

          Deferred Stock-Based Compensation Expense. As discussed more fully in Note 7 to our condensed consolidated financial statements included herein and in Notes 7 and 8 to our consolidated financial statements in our Registration Statement on Form S-1 (File No. 333-113727), in lieu of cash payments we granted 67,999 and 7,466 shares of common stock, restricted shares of our common stock and options to purchase common stock to non-employees during the nine months ended September 30, 2004 and 2003, respectively. We recorded these grants at fair value when granted. We periodically remeasure the fair value of the unvested portion of these grants, resulting in charges or credits to operations in periods when such remeasurement results in differences between the fair value of the underlying common stock and the exercise price of the options that is greater than or less than the differences, if any, between the fair value of the underlying common stock and the exercise price of the options at their respective previous measurement dates.

          As discussed more fully in Note 7 to our condensed consolidated financial statements included herein and Notes 7 and 8 to our consolidated financial statements in our Registration Statement on Form S-1 (File No. 333-113727), we granted 2,403,288 and 53,116 stock options to employees during the nine months ended September 30, 2004 and 2003, respectively. Certain of the employee options granted during these periods were deemed for accounting purposes to have been granted with exercise prices below their then-current market value. We recorded the value of these differences as deferred stock-based compensation. We amortize the deferred amounts as charges to operations over the vesting periods of the grants, resulting in stock-based compensation expense. We anticipate recording stock-based compensation expense of $449,000 in the last three months of 2004, $1.8 million in 2005, $1.8 million in 2006, $1.6 million in 2007 and $18,000 in 2008, less adjustment for forfeitures, relating to the amortization of employee deferred stock-based compensation recorded as of September 30, 2004.

Results of Operations

Three Months Ended September 30, 2004 and 2003

          Revenue Under Collaboration Agreement. We recognized revenues of $1.9 million in the three months ended September 30, 2004. These revenues represent the portion of the combined $12.5 million of initial fees MedImmune paid us and the $1.4 million billed to MedImmune in 2004 for development support. We have reported the balance of the payments as deferred revenue and will recognize such amount over the initial estimated 41-month research term of our agreement with MedImmune based on the proportion of cumulative costs incurred as a percentage of the total costs estimated for the performance period. In September 2004, the Company revised its estimate of remaining total costs under the collaboration agreement with MedImmune, which resulted in an increase in revenue recognized of $1.1 million for the three months ended September 30, 2004.

          Research and Development Expenses. Research and development expenses for the three months ended September 30, 2004 were $6.0 million compared to $3.0 million for the three months ended September 30, 2003. The $3.0 million increase for the three months ended September 30, 2004 was primarily attributable to an increase of $3.5 million incurred in connection with our zileuton program compared to the three months ended September 30, 2003, including expenses associated with the transfer of Abbott’s manufacturing technology and our in-license of the immediate-release formulation of zileuton. In addition, research and development expenses increased as a result of higher expenses associated with the growth in the number of employees performing research and development functions and increased facilities, equipment and laboratory charges associated with our increased research and development activities during the three months ended September 30, 2004. These increases were partially offset by a $611,000 adjustment to stock-based compensation expense to non-employees during the three months ended September 30, 2004 as compared to stock-based compensation expense to non-employees during the three months ended September 30, 2003.

          The adjustment to stock-based compensation expense is calculated based on the change in fair value of our common stock during the period. The fair value of our common stock increased during the three months ended September 30, 2003, which resulted in higher stock-based compensation expense while the fair value of our common stock decreased during the three months ended September 30, 2004, which resulted in a credit to stock-based compensation expense.

          The following table summarizes the primary components of our direct research and development expenses for the three months ended September 30, 2004 and 2003:

	Three Months
	Ended September 30,
	2004	2003
	(in thousands)
CTI-01	$875	$738
HMGB1	430	512
Cholinergic anti-inflammatory	365	208
Zileuton	3,562	105
General research and development expenses	928	905
Stock-based compensation expense	(123)	488

Total research and development expenses	$6,037	$2,956

          Our general research and development expenses, which are not allocated to any specific program, increased by $23,000 in the three months ended September 30, 2004 compared to the corresponding period in 2003 primarily due to a $64,000 increase in rent expense resulting from our move into a larger research facility and a $12,000 increase in facility repairs and maintenance, partially offset by a $23,000 reduction in laboratory supplies and $30,000 reduction in contract research expenses.

          We anticipate that our research and development expenses will continue to increase as we further advance our research and development projects. The following summarizes the expenses associated with our primary research and development programs:

•	CTI-01. Expenses for CTI-01 increased slightly in the three months ended September 30, 2004 primarily due to costs associated with the completion of a second Phase I clinical trial that was conducted during the three months ended September 30, 2004. We expect our costs for this program will continue to increase for the remainder of 2004 as we conduct Phase II clinical trials of CTI-01. These trials and the other development work required for this program will require significant expenditures before we can seek regulatory approval. We estimate that the total direct costs that we will need to incur to advance CTI-01 through clinical development will be at least $25.0 million. However, the actual costs and timing of clinical trials and associated activities to enable a regulatory submission are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. As a result, we believe that these estimated direct costs may change significantly as the product advances through clinical development.

•	HMGB1. Expenses for HMGB1 decreased by $82,000 in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, primarily due to costs associated with the research and development of HMGB1-inhibiting products. Our expenses for this program will vary depending on the resources and activities being performed by us and those performed by our partner, MedImmune. We currently anticipate that most research and development costs in 2004 will be covered by MedImmune under our collaboration with MedImmune. However, we expect to undertake some internal research and preclinical testing and we cannot be certain that the research payments received from MedImmune will fully cover the costs associated with these activities. Because our HMGB1 program is still in preclinical development, the actual costs and timing of preclinical development, clinical trials and associated activities are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. As a result, we are not able to estimate the costs or the timing of advancing an HMGB1-inhibiting product or products through clinical development. The expenses for HMGB1 are reflected in the accompanying statement of operations as part of research and development expenses while the funding received from MedImmune to fund our research efforts is included in revenue under collaboration agreement.

•	Cholinergic anti-inflammatory. Expenses for our cholinergic anti-inflammatory program increased in the three months ended September 30, 2004 primarily due to execution of a license agreement to gain access to a patent covering composition of matter on a series of known alpha-7 agonists and ongoing costs associated with our efforts to develop small molecule drug candidates. We anticipate that significant additional expenditures will be required to advance any product candidate or device through preclinical and clinical development. However, because these projects are at a very early stage, the actual costs and timing of research, preclinical development, clinical trials and associated activities are highly uncertain, subject to risk and will change depending upon the project we choose to develop, the clinical indication developed and the development strategy adopted. As a result, we are unable to estimate the costs or the timing of advancing a small molecule or device from our cholinergic anti-inflammatory program through clinical development.

•	Zileuton. During the three months ended September 30, 2004, we incurred costs for the development of the controlled-release formulation of zileuton, including costs associated with the technology transfer of the manufacture of zileuton, including the API and the controlled-release tablets. Continuing throughout 2004, we expect our research and development expenses for zileuton will principally relate to the transfer of Abbott’s manufacturing technology relating to ZYFLO and the controlled-release formulation of zileuton and the anticipated clinical trials of the controlled-release and intravenous formulations of zileuton. In October 2004, we also initiated a Phase II clinical trial with zileuton in patients with moderate to severe acne. The costs associated with this trial will be incurred over an approximate twelve-month period. We believe that the aggregate technology transfer and validation costs associated with the change of manufacturing sites for ZYFLO and the controlled-release formulation of zileuton will be approximately $9.2 million, of which $4.3 million has been incurred through September 30, 2004.

However, the actual costs and timing for the development and commercialization of our zileuton products are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. As a result, we are unable to estimate the costs or the timing of advancing our zileuton products through clinical development and commercialization.

          General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2004 were $2.7 million compared to $994,000 for the three months ended September 30, 2003. The $1.7 million increase in the three months ended September 30, 2004 was primarily attributable to the following:

•	Personnel costs increased $746,000 relating to the increase in the number of employees performing general and administrative functions from eight employees at September 30, 2003 to 29 employees at September 30, 2004.

•	Directors and officers insurance costs increased $174,000 due to an increase in premiums following our initial public offering,

•	Facility and equipment costs increased $260,000 associated with our larger facility, and

•	Stock-based compensation expense increased $395,000. The increase in stock-based compensation expense was primarily attributable to the additional amortization on the issuance of certain employee stock options during 2004 with an exercise price below the fair value at the date of grant. This difference has been recorded as deferred stock-based compensation expense and is being amortized over the vesting period of the related stock awards. Therefore, the effect of such amortization, together with the effect of previously issued stock awards, resulted in an increase in stock-based compensation expense for the three months ended September 30, 2004.

          Other Income, Net. Other income, net for the three months ended September 30, 2004 was $298,000 compared to $0 for the three months ended September 30, 2003. The $298,000 increase in the three months ended September 30, 2004 was primarily attributable to interest earned on the $56.2 million in gross proceeds from our series B preferred stock financing in October 2003 and March 2004, and the $37.8 million in net proceeds from our initial public offering in June 2004. Interest income and interest expense amounted to $327,000 and $29,000, respectively, for the three months ended September 30, 2004 compared to $33,000 and $33,000, respectively, in the corresponding period in 2003.

          Accretion of Dividends and Offering Costs on Preferred Stock. Accretion of dividends and offering costs on our convertible preferred stock for the three months ended September 30, 2003 was $428,000. Upon the completion of our initial public offering on June 2, 2004, our convertible preferred stock automatically converted into shares of common stock, and as a result there were no further accretion of dividends and offering costs on these shares for periods subsequent to June 2, 2004.

Nine Months Ended September 30, 2004 and 2003

          Revenue Under Collaboration Agreement. We recognized revenues of $3.5 million in the nine months ended September 30, 2004 compared to $401,000 in the nine months ended September 30, 2003. These revenues represent the portion of the combined $12.5 million of initial fees MedImmune paid us and the $1.4 million billed to MedImmune in 2004 for development support. We have reported the balance of the payments as deferred revenue and will recognize such amount over the initial estimated 41-month research term of our agreement with MedImmune based on the proportion of cumulative costs incurred as a percentage of the total costs estimated for the performance period. In September 2004, the Company revised its estimate of remaining total costs under the collaboration agreement with MedImmune, which resulted in an increase in revenue recognized of $1.1 million for the nine months ended September 30, 2004.

          Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2004 were $16.7 million compared to $7.9 million for the nine months ended September 30, 2003. The $8.8 million increase for the nine months ended September 30, 2004 was primarily attributable to a $7.0 million increase in connection with our zileuton program, including expenses associated with the transfer of Abbott’s manufacturing technology and our in-license of the immediate-release formulation of zileuton, $939,000 increase for our CTI-01 program, of which $714,000 was for increased preclinical expenses, $373,000 in increased research expenses on our HMGB1 program as well as higher expenses associated with the increase in the number of employees performing research and development functions and increased facilities, equipment and laboratory charges associated with our increased research and development activities during the nine months ended September 30, 2004.

          The following table summarizes the primary components of our direct research and development expenses for the nine months ended September 30, 2004 and 2003:

	Nine Months
	Ended September 30,
	2004	2003
	(in thousands)
CTI-01	$2,333	$1,394
HMGB1	1,294	921
Cholinergic anti-inflammatory	1,053	517
Zileuton	7,612	638
General research and development expenses	3,460	2,273
Stock-based compensation expense	925	2,206

Total research and development expenses	$16,667	$7,949

          Our general research and development expenses, which are not allocated to any specific program, increased by $1.2 million in the nine months ended September 30, 2004 primarily due to a $473,000 increase in rent expense and a $556,000 increase in leasehold amortization expenses related to our research facilities.

          Stock-based compensation expense, which is not allocated to any specific program, decreased by $1.3 million in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, primarily due to the effect of the change in the value of our common stock on unvested non-employee options and restricted shares of common stock.

          We anticipate that our research and development expenses will continue to increase as we further advance our research and development projects.

          General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2004 were $7.3 million compared to $2.5 million for the nine months ended September 30, 2003. The $4.8 million increase in the nine months ended September 30, 2004 was primarily attributable to a $1.5 million increase in personnel costs relating to the increase in the number of employees performing general and administrative functions from eight to 29 employees, a $242,000 increase in premiums for directors and officers insurance, a $1.1 million increase in facilities and equipment costs and a $1.1 million increase in stock-based compensation expense. The increase in stock-based compensation expense was primarily attributable additional amortization on the issuance of certain employee stock options during the nine months ended September 30, 2004 with an exercise price below the fair value at the date of grant. This difference has been recorded as deferred stock-based compensation expense and is being amortized over the vesting period of the related stock awards. Therefore, the effect of such amortization, together with the effect of previously issued stock awards, resulted in an increase in stock-based compensation expense for the nine months ended September 30, 2004.

          Other Income, Net. Other income, net for the nine months ended September 30, 2004 was $606,000 compared to $35,000 for the nine months ended September 30, 2003. The $571,000 increase in the nine months ended September 30, 2004 was primarily attributable to interest earned on the $56.2 million in proceeds from our series B preferred stock financing in October 2003 and March 2004, and $37.8 million in net proceeds from our initial public offering in June 2004. Interest income and interest expense amounted to $690,000 and $84,000, respectively, for the nine months ended September 30, 2004 compared to $96,000 and $61,000, respectively, in the corresponding period in 2003.

          Accretion of Dividends and Offering Costs on Preferred Stock. Accretion of dividends and offering costs on our convertible preferred stock for the nine months ended September 30, 2004 was $2.2 million compared to $1.3 million for the nine months ended September 30, 2003. The $934,000 increase in the nine months ended September 30, 2004 reflects the accretion of dividends and offering costs on our series B convertible preferred stock issued in October 2003 and March 2004. Upon the completion of our initial public offering on June 2, 2004, our convertible preferred stock automatically converted into shares of common stock, and as a result there will be no further accretion of dividends and offering costs on these shares for periods subsequent to June 2, 2004.

Liquidity and Capital Resources

          Sources of Liquidity

          Since our inception on July 14, 2000, we have financed our operations through the sale of common and preferred stock, debt financings, the receipt of interest income, and payments from our collaborator MedImmune. As of September 30, 2004, we had $86.2 million in cash, cash equivalents and short-term investments.

          In June 2004, we sold 6,110,000 shares of our common stock in our initial public offering, including 110,000 shares pursuant to the exercise of an over-allotment option by the underwriters. Our net proceeds from the offering equaled approximately $37.8 million. In March 2004, we issued and sold 20,055,160 shares of our series B convertible preferred stock, resulting in net proceeds of approximately $28.1 million. All of the preferred stock was converted to common stock in connection with our initial public offering. We have invested the net proceeds from both financings in highly-liquid, interest-bearing, investment grade securities in accordance with our established corporate investment policy.

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

          We finance the purchase of general purpose computer equipment, office equipment, fixtures and furnishings, test and laboratory equipment and software licenses and the completion of leasehold improvements through advances under our credit agreement with Silicon Valley Bank that was most recently modified as of June 30, 2004. As of September 30, 2004, there was $2.2 million in debt outstanding under our credit agreement, of which $2.0 million was outstanding under equipment advances and $247,000 was outstanding under leasehold advances.

          The equipment advances made prior to the modification of our credit agreement on June 30, 2004 accrue interest at an effective interest rate between 8.6% and 9.1% per year, and the leasehold advances made prior to June 30, 2004 accrue interest at an effective interest rate between 10.5% and 11.0% per year. We are required to make equal monthly payments of principal and interest with respect to each advance made prior to June 30, 2004. The total repayment term for equipment advances made prior to June 30, 2004 is 48 months. The total repayment term for leasehold advances made prior to June 30, 2004 is 24 months. Upon the maturity of any advance made prior to June 30, 2004, we are required to make a final payment to Silicon Valley Bank, in addition to the repayment of principal and interest, in an amount equal to a specified percentage of the original advance amount. The applicable percentage is 7.0% for advances to finance leasehold improvements and 8.5% for advances to finance equipment purchases. As of September 30, 2004, there was $863,000 outstanding bearing interest between 8.5% and 11%.

          Under the modification agreement signed as of June 30, 2004, we have the ability to borrow up to an additional $3.0 million under our credit agreement from July 1, 2004 to December 31, 2004. We have additional borrowing capacity in 2005 up to an amount equal to the lesser of (i) $3.0 million minus the principal amount of advances made in 2004 and (ii) $1.3 million. Advances made during 2004 and 2005 accrue interest at a rate equal to the prime rate plus 2% per year. Advances made in 2004 and 2005 are required to be repaid in equal monthly installments of principal plus interest accrued through the date of repayment. The repayment term for advances made in 2004 is 42 months. The repayment term for advances made in 2005 is 36 months. Repayment begins the first day of the month following the advance. During the three months ended September 30, 2004, we received $1.4 million in advances under this modified credit agreement, of which $1.4 million is outstanding as of September 30, 2004 bearing interest at 6.5%.

          We granted Silicon Valley Bank a first priority security interest in substantially all of our assets, excluding intellectual property, to secure our obligations under the credit agreement. In connection with entering into the original credit agreement in June 2002, we issued Silicon Valley Bank a warrant exercisable for 90,000 shares of our series A convertible preferred stock that became exercisable for 24,000 shares of our common stock upon the completion of our initial public offering. No warrants have been exercised to date.

          Cash Flows

          For the nine months ended September 30, 2004, net cash used for operating activities was $18.8 million compared to $2.9 million net cash provided by operating activities for the nine months ended September 30, 2003, with the difference being principally related to $10.0 million received under our collaboration agreement with MedImmune in August 2003, offset by increased research and development activities on all of our research and development programs.

          Net cash used in operations for the nine months ended September 30, 2004 consisted of a net loss of $19.9 million and changes in working capital accounts resulting in $2.3 million of cash used. These were partially offset by non-cash expenses of $2.1 million in stock-based compensation and $944,000 in depreciation and amortization. Net cash used for investing activities for the nine months ended September 30, 2004 was $50.7 million including $48.9 million used to purchase short-term investments and $1.8 million used for the purchase of fixed assets.

          Net cash provided by financing activities for the nine months ended September 30, 2004 was $67.0 million, relating principally to our initial public offering of our common stock in June 2004 and the issuance of our series B convertible preferred stock in March 2004. We sold 6,110,000 shares of our common stock in our initial public offering, including 110,000 shares pursuant to the exercise of an over-allotment option by the underwriters. Our net proceeds from the offering equaled approximately $37.8 million. Our net proceeds from the issuance of our series B convertible preferred stock in March 2004 equaled approximately $28.1 million.

          Income Taxes

          We have accumulated net operating losses available to offset future taxable income for federal and state income tax purposes as of September 30, 2004. If not utilized, federal and state net operating loss carryforwards will begin to expire in 2021 and 2006, respectively. To date, we have not recognized the potential tax benefit of our net operating loss carryforwards on our balance sheet or statements of operations. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code.

          Funding Requirements

          We expect to devote substantial resources to continue our research and development efforts, including preclinical testing and clinical trials, establish our sales and marketing infrastructure, achieve regulatory approvals and, subject to regulatory approval, commercially launch ZYFLO and the controlled-release formulation of zileuton and any future product candidates. We also expect to spend approximately $250,000 in capital expenditures in the three months ending December 31, 2004 for the purchase of new equipment for our laboratories. Our funding requirements will depend on numerous factors, including:

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

          Based on our operating plans, we believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations until the middle of 2006.

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

          Contractual Obligations

          We have summarized in the table below our fixed contractual obligations as of September 30, 2004.

	Payments Due by Period
		Less than	One to	Three to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
		(in thousands)
Short-and long-term debt	$2,242	$863	$1,379	$—	$—
Research and license agreements	7,956	678	793	204	6,281
Consulting agreements	756	331	425	—	—
Manufacturing and clinical trial agreements	6,038	4,716	504	409	409
Operating lease obligations	5,937	1,476	2,635	1,826	—

Total contractual cash obligations	$22,929	$8,064	$5,736	$2,439	$6,690

          The amounts listed for short-and-long term debt represent the principal amounts we owe under our credit agreement with Silicon Valley Bank.

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

          We are party to a number of agreements that require us to make milestone payments. In particular, under our license agreement with Abbott Laboratories for zileuton, we agreed to make aggregate milestone payments of up to $13.0 million to Abbott upon the achievement of various development and commercialization milestones relating to zileuton, including the completion of the technology transfer from Abbott to us, filing and approval of a product in the United States and specified minimum net sales of licensed products. In addition, under our manufacturing agreement with SkyePharma, through its subsidiary Jagotec, for the controlled-release version of zileuton, we agreed to make aggregate milestone payments of up to $6.6 million upon the achievement of various development and commercialization milestones. We anticipate that, in addition to payments already made, by the end of 2005 we will pay $3.3 million in aggregate milestone payments related to zileuton.

          These amounts also do not include royalties on net sales of our products and payments on sublicense income that we may owe as a result of receiving payments under our collaboration agreement with MedImmune.

Our license agreements are described more fully in Note 11 of the Notes to Consolidated Financial Statements and “Business – License and Royalty Agreements” in our Registration Statement on Form S-1 (File No. 333-113727) and in our Current Report on Form 8-K filed with the SEC on September 9, 2004.

          The amounts listed for consulting agreements are for fixed payments due to our scientific and business consultants.

          The amounts listed for manufacturing and clinical trials agreements represent amounts due to third parties for manufacturing, clinical trials and pre-clinical studies. In October 2004, we executed agreements with third parties to provide research and support services for clinical trials of our CTI-01 and zileuton programs. We expect to pay approximately $1.9 million for these services over the next eighteen months. These amounts are not included in the table because the agreements were signed after September 30, 2004.

      The amounts listed for research and license agreements, consulting agreements and manufacturing and clinical trial agreements include amounts that we owe under agreements that are subject to cancellation or termination by us under various circumstances, including a material uncured breach by the other party, minimum notice to the other party or payment of a termination fee.

     The amounts listed for operating lease obligations represent the amount we owe under our office, vehicle and laboratory space lease agreements.

Forward-Looking Statements

          This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding the progress and timing of our drug development program and related trials and the efficacy of our drug candidates, our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements made under the provisions of The Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates” and risks relating to: the results of preclinical studies and clinical trials with respect to our products under development and whether such results will be indicative of results obtained in later clinical trials; the timing and success of submission, acceptance and approval of regulatory filings; our heavy dependence on the commercial success of ZYFLO® tablets and the controlled-release formulation of zileuton; our ability to obtain the substantial additional funding required to conduct our research, development and commercialization activities; our dependence on our strategic collaboration with MedImmune, Inc.; and our ability to obtain, maintain and enforce patent and other intellectual property protection for our discoveries and drug candidates. These and other risks are described in great detail below under the caption “Factors That May Affect Future Results”. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements in this quarterly report represent our views only as of the date of this quarterly report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

          Moreover, perceptions about the safety of ZYFLO could limit their market acceptance. In the placebo-controlled clinical trials that formed the basis for FDA approval of ZYFLO, 1.9% of patients taking ZYFLO experienced increased levels of a liver enzyme called alanine transaminase, or ALT, of over three times the levels normally seen in the bloodstream, compared to 0.2% of patients receiving placebo. In addition, prior to FDA approval, a long-term trial was conducted in 2,947 patients to evaluate the safety of ZYFLO, particularly in relation to liver enzyme effects. In this safety trial, 4.6% of the patients taking ZYFLO experienced increased levels of ALT of over three times the levels normally seen in the bloodstream, compared to 1.1% of patients receiving placebo. The overall percentage of patients that experienced increases in ALT of over three times the levels normally seen in the bloodstream was 3.2% in approximately 5,000 asthma patients who received ZYFLO in the clinical trials that were reviewed by the FDA prior to its approval of ZYFLO. In these trials, one patient developed symptomatic hepatitis with jaundice, which resolved upon discontinuation of therapy, and three patients developed mild elevations in bilirubin, a protein. Furthermore, because ZYFLO can elevate liver enzyme levels, periodic liver function tests are recommended for patients taking ZYFLO and may be advisable for patients taking our other zileuton product candidates. Some physicians and patients may perceive liver function tests as inconvenient or indicative of safety issues, which would make them reluctant to prescribe or accept ZYFLO and other zileuton product candidates. As a result, many physicians may have negative perceptions about the safety of ZYFLO and other zileuton product candidates, which could limit their commercial acceptance.

          While we transfer manufacturing capabilities of ZYFLO from Abbott to our contract manufacturing sites and seek regulatory approval of our related sNDA, the product will not be commercially available. The absence of ZYFLO from the market for any period of time could exacerbate any negative perceptions about ZYFLO if physicians believe the absence of ZYFLO from the market is related to safety or efficacy issues.

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

          We intend to independently launch and market ZYFLO, the controlled-release formulation of zileuton and other of our product candidates where we believe the target physician market can be effectively reached by our planned sales and marketing force. We intend to have a sales force of approximately 80 personnel by the time of our expected launch of ZYFLO in the second half of 2005. We believe that the aggregate sales and marketing costs to launch ZYFLO, including the cost of the sales force, will be approximately $5.0 million. We currently have no distribution capabilities and have limited sales and marketing capabilities. We may not be able to attract, hire and train qualified sales and marketing personnel to build a significant or successful sales force. If we are not successful in our efforts to develop an internal sales force, our ability to independently launch and market our product candidates, including ZYFLO and the controlled-release formulation of zileuton, will be impaired.

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

          Our therapeutic programs directed toward the body’s inflammatory response will compete predominantly with therapies that have been approved for diseases such as rheumatoid arthritis, like Amgen, Inc.’s Enbrel® and Johnson & Johnson’s Remicade®, and diseases such as sepsis, like Eli Lilly and Company’s Xigris®.

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

          We depend on the principal members of our scientific and management staff, including Paul Rubin, M.D., our president and chief executive officer, Walter Newman, Ph.D., our chief scientific officer and vice president of research and development, Trevor Phillips, Ph.D., our chief operating officer and vice president of operations, Frank Thomas, our chief financial officer, vice president of finance and treasurer, Frederick Finnegan, our vice president of sales and marketing, and Scott Townsend, our vice president of legal affairs and secretary. The loss of any of these individuals’ services would diminish the knowledge and experience that we, as an organization, possess and might significantly delay or prevent the achievement of our research, development or commercialization objectives and could cause us to incur additional costs to recruit replacement executive personnel. We do not maintain key person life insurance on any of these individuals. We are not aware of any present intention of any of these individuals to leave our company. We have no employment contracts with any of our employees.

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

          Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing of drugs. If the use of one or more of our product candidates harms people, we may be subject to costly and damaging product liability claims. We currently have clinical trial insurance that covers our clinical trials up to a $10.0 million annual aggregate limit and will seek to obtain product liability insurance prior to marketing ZYFLO, the controlled-release version of zileuton or any of our other product candidates. However, our insurance may not provide adequate coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain current amounts of insurance coverage, obtain additional insurance or obtain sufficient insurance at a reasonable cost to protect against losses that we have not anticipated in our business plans.

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

          While we have a property insurance policy that covers bio-contamination up to a $25,000 per occurrence limit and covers radioactive contamination up to a $25,000 per occurrence limit, this policy may not provide adequate coverage against potential losses, damages, penalties or costs relating to accidental contamination or injury as a result of hazardous, controlled or radioactive materials.

Risks Relating to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

If we do not obtain the regulatory approvals or clearances required to market and sell ZYFLO, the controlled-release formation of zileuton or our other product candidates under development, our business will be unsuccessful.

          Neither we nor any collaborator of ours may market any of our products in the United States, Europe or in any other country without marketing approval from the FDA or the equivalent foreign regulatory agency. Although ZYFLO has been approved by the FDA, we are required to file an sNDA with the FDA for ZYFLO because we are transferring the manufacturing capabilities for the active pharmaceutical ingredient, or API, of zileuton and the immediate-release ZYFLO from Abbott to contract manufacturing sites. We expect to submit our sNDA for ZYFLO at the end of the first quarter of 2005. The FDA may not approve our sNDA on a timely basis or at all.

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

          We are relying on MedImmune to fund the development of and to commercialize our product candidates in our HMGB1 program. All of our revenues for 2003 and for the first nine months of 2004 were derived from fees paid to us by MedImmune under our collaboration agreement. We expect that until we generate revenue from the sale of ZYFLO, all of our revenues will continue to be derived from our collaboration agreement with MedImmune. Additional payments due to us under the collaboration agreement with MedImmune are generally based on our achievement of specific development and commercialization milestones that we may not meet. In addition, the collaboration agreement entitles us to royalty payments that are based on the sales of products developed and marketed through the collaboration. These future royalty payments may not materialize or may be less than expected if the related products are not successfully developed or marketed or if we are forced to license intellectual property from third parties. Accordingly, we cannot predict if our collaboration with MedImmune will continue to generate revenues for us.

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

          We have no manufacturing experience. In order to continue to develop product candidates, apply for regulatory approvals and commercialize our product candidates, we will need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties for the production of our product candidates for preclinical and clinical testing purposes and we expect to continue to do so in the future. We have contracted with Rhodia Pharma Solutions to establish and validate a manufacturing process for the API for zileuton. We have also contracted with SkyePharma PLC, through its subsidiary Jagotec AG, for the manufacture of tablets of the controlled-release formulation of zileuton for clinical trials, regulatory review and commercial sale. In addition, we have contracted with both SkyePharma, through its subsidiary Jagotec, and Patheon Pharmaceuticals, Inc. to establish a manufacturing process for ZYFLO and to manufacture ZYFLO for clinical trials and regulatory review.

          Only a limited number of manufacturers have the capability to supply zileuton, and we have not secured a long-term commercial supply arrangement for any of our product candidates, other than the controlled-release formulation of zileuton. The manufacturing process for our product candidates is an element of the FDA approval process and we will need to contract with manufacturers who can meet the FDA requirements, including current Good Manufacturing Practices, on an ongoing basis. As part of obtaining regulatory approval for ZYFLO and the controlled-release formulation of zileuton, we are required to engage a commercial manufacturer to produce validation batches of the drug consistent with regulatory approval requirements. Rhodia Pharma Solutions has agreed to produce the validation batches of ZYFLO. We are dependent upon Rhodia Pharma Solutions, SkyePharma and Patheon, and will be dependent on any other third parties who manufacture our product candidates, to perform their obligations in a timely manner and in accordance with applicable government regulations. In addition, if we receive the necessary regulatory approval for our product candidates, we also expect to rely on third parties, including our collaborators, to produce materials required for commercial production. We may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing of these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our product candidates.

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

          We have experienced significant operating losses since our inception in 2000. We had net losses of $19.9 million in the nine months ended September 30, 2004 and $10.0 million in 2003. As of September 30, 2004, we had an accumulated deficit of approximately $47.3 million. We expect that we will continue to incur substantial losses for at least the next several years as we spend significant amounts to fund research, development and commercialization of our product candidates and to enhance our core technologies. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. We will need to generate significant revenues to pay these costs and achieve profitability.

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

          The extent of our future capital requirements is difficult to assess and will depend largely on our ability to achieve regulatory approval for and successfully commercialize ZYFLO and the controlled-release formulation of zileuton. Based on our operating plans, we believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations until the middle of 2006.

          For the nine months ended September 30, 2004, our net cash used for operating activities was $18.8 million and we had capital expenditures of $1.8 million. If our existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product candidates, we may need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

Changes in or interpretations of accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

          Accounting methods and policies for business and market practices of biopharmaceutical companies, including policies regarding expensing stock options, are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. For example, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the measurement date, normally the date of grant. Although the standards have not been finalized and the timing of a final statement has not been established, the Financial Accounting Standards Board has announced their support for recording expense for the fair value of stock options granted. If we were to change our accounting policy to record expense for the fair value of stock options granted and retroactively restate all prior periods presented, then our operating expenses could increase. We rely heavily on stock options to compensate existing employees and attract new employees. If we are required to expense stock options, we may then choose to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. If we did not reduce our reliance on stock options, our reported losses would increase. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or interpretations of accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements.

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

          As of September 30, 2004, our directors, executive officers and principal stockholders, together with their affiliates, beneficially own, in the aggregate, approximately 70.5% of our outstanding common stock. As a result, our directors, executive officers and principal stockholders, together with their affiliates, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and corporate notes, directly or through managed funds, with maturities of two years or less. Our cash is deposited in and invested through highly-rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. In addition, we could be exposed to losses related to these securities should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures. Although we consider our investments to be available-for-sale securities in order to fund operations, if necessary, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4. Controls and Procedures

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

          Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          Recent Sales of Unregistered Securities

          During the quarterly period ended September 30, 2004, we granted stock options to purchase an aggregate of 1,999,500 shares of our common stock to our non-employee directors and employees under our 2004 Stock Incentive Plan at a weighted-average exercise price of $6.01 per share. In addition, during the quarterly period ended September 30, 2004, we issued and sold an aggregate of 1,557 shares of our common stock to employees pursuant to exercises of options under our 2000 Stock Incentive Plan for an aggregate purchase price of $591.66.

          The securities issued in the foregoing transactions were offered and sold in reliance on an exemption from registration under Rule 701 promulgated under the Securities Act. No underwriters or placement agents were involved in the foregoing issuances and sales.

          Uses of Proceeds from Registered Securities

          In June 2004, we sold 6,110,000 shares of our common stock in our initial public offering, including 110,000 shares upon the exercise of an over-allotment option by the underwriters, pursuant to a registration statement on Form S-1 (File No. 333-113727), which was declared effective by the SEC on May 26, 2004. Our net proceeds from the offering equaled approximately $37.8 million. Through September 30, 2004, we have not used any of the net proceeds from the offering. The net proceeds of the offering are invested in short-term investment grade corporate and U.S. government securities. There has been no material change in our planned use of the net proceeds of the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities.

          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 5. Other Information.

          Not applicable.

Item 6. Exhibits.

          The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITICAL THERAPEUTICS, INC.

Date: November 15, 2004	/s/	Paul D. Rubin

Paul D. Rubin, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2004	/s/	Frank E. Thomas

Frank E. Thomas
Vice President of Finance, Chief Financial Officer and
Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1+	Standard Exclusive License Agreement with Sublicense Terms between Registrant and the University of Florida Research Foundation, Inc. effective September 2, 2004

10.2+	Proposal Between Registrant and Patheon Pharmaceuticals, Inc. dated August 12, 2004

10.3	Form of Nonstatutory Stock Option Agreement for a Non-Employee Director granted under the 2004 Stock Incentive Plan

10.4	Incentive Stock Option Agreement between Registrant and Paul Rubin dated September 8, 2004

10.5	Incentive Stock Option Agreement between Registrant and Trevor Phillips dated September 8, 2004

10.6	Incentive Stock Option Agreement between Registrant and Walter Newman dated September 8, 2004

10.7	Incentive Stock Option Agreement between Registrant and Frederick Finnegan dated September 8, 2004

10.8	Incentive Stock Option Agreement between Registrant and Frank Thomas dated September 8, 2004

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.