Form 10-Q
period 2005-03-31
CRITICAL THERAPEUTICS INC
filed 2005-05-12
CIK 1145404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number: 000-50767

Critical Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3523569
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

60 Westview Street
Lexington, Massachusetts	02421
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 402-5700

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of May 2, 2005, the registrant had 24,099,375 shares of Common Stock, $0.001 par value per share, outstanding.

CRITICAL THERAPEUTICS, INC.

FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
in thousands	2005	2004

Assets:
Current assets:
Cash and cash equivalents	$10,698	$11,980
Amount due under collaboration agreements	364	16
Short-term investments	56,908	66,849
Prepaid expenses and other	1,393	1,851

Total current assets	69,363	80,696

Fixed assets, net	2,572	2,205
Other assets	213	213

Total assets	$72,148	$83,114

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Current portion of long-term debt	$715	$837
Accounts payable	2,933	4,218
Accrued expenses	2,911	2,741
Revenue deferred under collaboration agreements	7,798	8,543

Total current liabilities	14,357	16,339

Long-term debt, less current portion	1,194	1,367
Stockholders’ equity (deficit):
Common stock, par value $0.001; authorized 90,000,000 shares; issued and outstanding 24,095,750 and 24,085,481 shares at March 31, 2005 and December 31, 2004, respectively	24	24
Preferred stock, par value $0.001; authorized 5,000,000 shares; no shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	130,201	130,374
Deferred stock-based compensation	(5,590)	(6,101)
Accumulated deficit	(67,646)	(58,527)
Accumulated other comprehensive loss	(392)	(362)

Total stockholders’ equity (deficit)	56,597	65,408

Total liabilities and stockholders’ equity (deficit)	$72,148	$83,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
in thousands except share and per share data	2005	2004

Revenue under collaboration agreements	$1,359	$805
Operating expenses:
Research and development	6,574	5,613
General and administrative	4,259	1,661

Total operating expenses	10,833	7,274

Operating loss	(9,474)	(6,469)
Other income, net	355	84

Net loss	(9,119)	(6,385)
Accretion of dividends and offering costs on preferred stock	—	(1,160)

Net loss available to common stockholders	($9,119)	($7,545)

Net loss per share available to common stockholders	($0.38)	($6.85)

Basic and diluted weighted-average common shares outstanding	23,862,407	1,100,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
in thousands	2005	2004

Cash flows from operating activities:
Net loss	($9,119)	($6,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	160	395
Amortization of premiums on short-term investments	285	60
Common stock issued in connection with license agreement	—	485
Stock-based compensation expense	318	2,508
Forgiveness of notes receivable	—	235
Changes in assets and liabilities:
Amount due under collaboration agreement	(348)	1,963
Prepaid expenses and other	458	(153)
Accounts payable	(1,285)	186
Accrued license fees and other expenses	170	(4,361)
Revenue deferred under collaboration agreements	(745)	(268)

Net cash provided by (used in) operating activities	(10,106)	(5,335)

Cash flows from investing activities:
Purchases of fixed assets	(527)	(684)
Proceeds from sales and maturities of short-term investments	19,525	—
Purchases of short-term investments	(9,899)	(36,158)

Net cash provided by (used in) investing activities	9,099	(36,842)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	—	28,053
Proceeds from exercise of stock options	20	79
Repayments of long-term debt	(295)	(133)

Net cash (used in) provided by financing activities	(275)	27,999

Net increase (decrease) in cash and cash equivalents	(1,282)	(14,178)
Cash and cash equivalents at beginning of period	11,980	40,078

Cash and cash equivalents at end of period	$10,698	$25,900

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$42	$29

Non-cash investing and financing activities:
Accretion of dividends and offering costs on preferred stock	—	$1,160

Adjustment to deferred stock-based compensation for services to be performed	$193	$2,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Critical Therapeutics, Inc. (“Critical” or the “Company”) and its subsidiary, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company believes that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

     Operating results for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results for the full year. For the three months ended March 31, 2004 the Company reclassified its investments in auction rate securities from cash equivalents to short term investments to conform with the presentation for the three months ended March 31, 2005.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements include certain judgments regarding revenue recognition, accrued expenses and valuation of stock-based compensation.

(2) Revenue Recognition

     The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”). Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. The Company’s revenue is currently derived from its collaboration agreements. These agreements provide for various payments, including research and development funding, license fees, milestone payments and royalties.

     Revenue from research and development funding is recognized over the estimated performance period based on a proportional performance model. Under the proportional performance model, performance is measured as the percentage of cost incurred to date compared to the total costs estimated for the performance period. The amount of revenue recognized during each period represents the cumulative performance percentage of amounts received and due to the Company under the agreement less amounts previously recognized. The Company periodically reviews the estimated performance period and total costs and, to the extent such estimates change, the impact of such change is recorded in operations at that time. If the Company’s collaborators have the right to cancel the agreement at any time, the Company does not recognize revenues in excess of cumulative cash collections. Revenue from non-refundable, upfront license fees is recognized ratably over the commitment period. Deferred revenue consists of payments received in advance of revenue recognized under the agreement.

(3) Cash Equivalents and Short-Term Investments

     The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Short-term investments consist primarily of U.S. government treasury and agency notes, corporate debt obligations, municipal debt obligations, auction rate securities and money market funds, each of investment-grade quality, which have an original maturity date greater than 90 days that can be sold within one year. These securities are held until such time as the Company intends to use them to meet the ongoing liquidity needs to support its operations. These investments are recorded at fair value and accounted for as available-for-sale securities. The unrealized gain (loss) during the period is recorded as an adjustment to stockholders’ equity. During the three-month period ended March 31, 2005, the Company recorded an unrealized loss on investments of $30,000. The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization or accretion is included in interest income (expense) in the corresponding period. The Company has determined the unrealized gain (loss) on investments is temporary and therefore no impairment exists during the three-month periods ended March 31, 2005.

(4) Comprehensive Loss

     Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations for the three-month period ended March 31, 2005 and 2004, and comprehensive loss is the unrealized gain (loss) on short-term investments for the period. Total comprehensive loss was $9.1 and $6.4 million for the three-month periods ended March 31, 2005 and 2004, respectively. The unrealized loss on investments is the only component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet as of March 31, 2005.

(5) Stock-Based Compensation

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

     The Company expenses deferred stock-based compensation as charges to operations over the vesting period of the options and has recorded $318,000 as stock-based compensation expense during the three-month period ended March 31, 2005, relating to these options.

     The remaining number of shares of common stock available for award under the Company’s 2004 Stock Incentive Plan totaled 960,771 at March 31, 2005.

     Had employee compensation expense been determined based on the fair value at the date of grant consistent with SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would have been as follows:

	Three Months Ended
	March 31,
(in thousands, except loss per share data)	2005	2004

Net loss available to common stockholders – as reported	$(9,119)	$(7,546)
Add: Stock-based compensation expense included in reported net loss	448	432

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except loss per share data)	2005	2004

Deduct: Stock-based compensation expense determined under fair value method	(825)	(470)

Net loss – pro forma	$(9,496)	$(7,584)

Net loss per share (basic and diluted):
As reported	$(0.38)	$(6.85)

Pro forma	$(0.40)	$(6.89)

Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the calculated fair value may not necessarily be indicative of the actual fair value of the stock options. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The Company reduced its assumption for the three months ended March 31, 2005 regarding expected volatility to 54%. The reduced rate is based on the Company’s actual historical volatility since its initial public offering. The assumptions used and weighted-average information are as follows:

	Three Months Ended
	March 31,
	2005	2004

Risk free interest rate	4.1%	2.2%
Expected dividend yield	0%	0%
Expected lives convertible preferred stock	4 years	4 years
Expected volatility	54%	100%
Weighted-average fair value of options granted equal to fair value	$3.38	—
Weighted-average fair value of options granted below fair value	—	$3.61

     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or SFAS No. 123R. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards (with limited exceptions). SFAS No. 123R is effective for the Company commencing January 1, 2006. The Company is currently evaluating the impact of the adoption of SFAS No. 123R and has not yet determined how the financial statements will be effected.

(6) Basic and Diluted Loss per Share

     Basic and diluted net loss per common share is calculated by dividing the net loss available to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. Anti-dilutive securities that are not included in the diluted net loss per share calculation aggregated 5,035,439 and 62,779,676 as of March 31, 2005 and 2004, respectively. These anti-dilutive securities consist of outstanding stock options, warrants, and unvested restricted common stock as of March 31, 2005, and outstanding redeemable convertible preferred stock, stock options, warrants, and unvested restricted common stock as of March 31, 2004.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table reconciles the weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended
	March 31,
	2005	2004

Weighted-average common shares outstanding	24,095,750	1,678,864
Less: weighted-average restricted common shares outstanding	233,342	577,983

Basic and diluted weighted-average common shares outstanding	23,862,407	1,100,881

(7) Commitments and Contingencies

     The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include costs for research and license agreements that represent the Company’s fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These amounts do not include any additional amounts that the Company may be required to pay under its license agreements upon the achievement of scientific, regulatory and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of an investigational new drug application to the FDA, similar submissions to foreign regulatory authorities and the first commercial sale of the Company’s products in various countries. These agreements include costs related to manufacturing, clinical trials and pre-clinical studies performed by third parties. The estimated amount that may be incurred in the future under these agreements totals approximately $15.9 million as of March 31, 2005. The amount and timing of these commitments may change, as they are largely dependent on the rate of enrollment in and timing of the development of the Company’s product candidates.

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

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Relocation of Headquarters

     During 2004, the Company relocated its headquarters to Lexington, Massachusetts and consolidated its research facilities from two to one. Under SFAS No. 146, “Costs Associated with an Exit or Disposal Activity,” the Company recorded a liability of $441,000 in the period ended June 30, 2004 related to the remaining obligations under an operating lease that expires in October 2005 at its previous headquarters. The liability is included in accrued expenses in the accompanying consolidated balance sheet as of March 31, 2005.

     The following table summarizes the activity related to the remaining lease obligation recorded under SFAS No. 146 (in thousands):

Balance – December 31, 2004	$213
Payments	(78)
Rental income under sublease agreement	29

Balance – March 31, 2005	$164

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our annual report of Form 10-K for the year ended December 31, 2004 which is on file with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Factors That May Affect Future Results” below.

Financial Operations Overview

     We are a biopharmaceutical company focused on the discovery, development and commercialization of products designed to treat respiratory, inflammatory and critical care diseases through the regulation of the body’s inflammatory response. The inflammatory response occurs within the body’s immune system following a stimulus such as infection or trauma. Our most advanced product is ZYFLO® Filmtab®, a tablet formulation of zileuton, which the U.S. Food and Drug Administration, or FDA, approved in 1996 for the prevention and chronic treatment of asthma. We licensed from Abbott Laboratories exclusive worldwide rights to ZYFLO and other formulations of zileuton for multiple diseases and conditions. We have completed the process of changing manufacturing sites for ZYFLO and submitted a supplemental new drug application, or sNDA, to the FDA on March 31, 2005. Subject to FDA approval, we expect to begin selling ZYFLO in the United States in the fourth quarter of 2005. In addition, we believe that zileuton has potential therapeutic benefits in a range of diseases and conditions, such as acne, chronic obstructive pulmonary disease, or COPD, nasal polyposis and acute asthma exacerbations. We are currently incurring costs to expand our applications of zileuton through development of additional formulations, including controlled-release and intravenous formulations.

     We are also developing product candidates to regulate the excessive inflammatory response that can damage vital internal organs and, in the most severe cases, result in multiple organ failure and death.

•	CTI-01. We are developing a small molecule product candidate, CTI-01, that we believe may be effective in regulating the inflammatory response. Results from preclinical studies suggest that CTI-01 inhibits the release of protein molecules called cytokines that are responsible for communication between cells in the body and are associated with conditions such as post-operative ileus, which is the loss of normal intestine movement following surgery, and the damage to vital organs that can occur in patients after cardiopulmonary bypass, a procedure commonly performed during heart surgery.

•	HMGB1. We believe that a cytokine called HMGB1, or high mobility group box protein 1, may be an important target for the development of products to treat inflammation-mediated diseases because of the timing and the duration of its release from cells into the bloodstream. We are currently collaborating with MedImmune, Inc. on preclinical development of monoclonal antibodies directed towards HMGB1 in a number of animal models. In addition, we are currently collaborating with Beckman Coulter, Inc. on development of a diagnostic directed towards measuring HMGB1 in the bloodstream.

•	Alpha-7. We are developing small molecules designed to inhibit the body’s inflammatory response by acting on the nicotinic alpha-7 cholinergic target, which is a cell receptor associated with the production of the cytokines that play a fundamental role in the inflammatory response. We believe that successful development of a product candidate targeting the nicotinic alpha-7 cholinergic receptor could lead to an oral anti-cytokine therapy for acute and chronic diseases. We are also exploring the development of a medical device, similar to those already marketed for the treatment of epileptic seizures, to stimulate the vagus nerve, a nerve that links the brain with the major organs of the body, and induce an anti-inflammatory response by acting on the alpha-7 receptor.

          Since our inception, we have incurred significant losses each year. As of March 31, 2005, we had an accumulated deficit of $67.6 million. We expect to incur significant and growing losses for the foreseeable future. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect our operating losses to continue to increase over the next several years as we continue to fund our development programs and prepare for the potential commercial launch of our product candidates. We do not expect to achieve profitability in the foreseeable future; and we cannot assure you that we will achieve profitability at all. Since inception, we have raised proceeds to fund our operations through our initial public offering of common stock, private placements of equity securities, debt financings, the receipt of interest income and payments from our collaborators MedImmune and Beckman Coulter.

          In January 2005, we entered into a license agreement with Beckman Coulter relating to the development of diagnostic products for measuring HMGB1. Under the terms of the agreement, we granted to Beckman Coulter and its affiliates an exclusive worldwide license to evaluate, develop, make, use and sell a kit or assemblage of reagents for measuring HMGB1. In consideration for the license, Beckman Coulter paid us $250,000 and agreed to pay potential additional aggregate license fees of up to $850,000. Beckman Coulter also agreed to pay us royalties based on net sales of licensed products.

               Revenue. We have not generated any operating revenues from product sales since our inception on July 14, 2000, and do not expect to generate any operating revenues from product sales until, at the earliest, the fourth quarter of 2005. All of our revenues to date have been derived from license fees, research and development payments and milestone payments that we have received from our collaboration agreements with MedImmune and Beckman Coulter. In the future, we expect to generate revenues from a combination of product sales and payments under corporate collaborations.

               Research and Development Expenses. Research and development expenses consist of expenses incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for monitoring and analyzing clinical trials, costs related to the development of our new drug application, or NDA, for controlled-release formulation of zileuton, costs of contract research and manufacturing and the cost of facilities. After FDA approval of a product candidate, manufacturing expenses associated with a product will be recorded as cost of sales rather than research and development expenses. We expense research and development costs and patent related costs as incurred. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any particular project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in the aggregate in support of all research and development. Development costs for later stage programs such as zileuton and CTI-01 tend to be higher than earlier stage programs such as our HMGB1 program, due to the costs associated with conducting clinical trials.

               We expect that research and development expenses relating to our development portfolio will continue to increase for the foreseeable future. In particular, we expect to incur increased expenses over the next several years for clinical trials of our product development candidates, including the controlled-release and intravenous formulations of zileuton and CTI-01. We also expect manufacturing expenses included in research and development expenses to increase as we complete the technology transfer relating to the manufacturing of ZYFLO and the controlled-release formulation of zileuton and produce inventory in preparation for the commercial launch of ZYFLO.

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

               We anticipate that our general and administrative expenses will also increase as we expand our operations, facilities and other activities now that we are operating as a publicly traded company. In addition, we expect to incur significant sales and marketing costs as we hire a sales force to commercialize ZYFLO.

               Deferred Stock-Based Compensation Expense. As discussed more fully in Note 5 to our condensed consolidated financial statements included herein and in Notes 7 and 8 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2004, in lieu of cash payments we granted 120,000 and 66,666 shares of common stock, restricted shares of our common stock and options to purchase common stock to non-employees during the three-months ended March 31, 2005 and 2004, respectively. We recorded these grants at fair value when granted. We periodically remeasure the fair value of the unvested portion of these grants, resulting in charges or credits to operations in periods when such remeasurement results in differences between the fair value of the underlying common stock and the exercise price of the options that is greater than or less than the differences, if any, between the fair value of the underlying common stock and the exercise price of the options at their respective previous measurement dates.

               As discussed more fully in Note 5 to our condensed consolidated financial statements included herein and Notes 7 and 8 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2004, we granted 238,500 and 43,789 stock options to employees during the three-months ended March 31, 2005 and 2004, respectively. Certain of the employee options granted during 2004 and prior years were deemed for accounting purposes to have been granted with exercise prices below their then-current market value. We recorded the value of these differences as deferred stock-based compensation. We amortize the deferred amounts as charges to operations over the vesting periods of the grants, resulting in stock-based compensation expense. We anticipate recording stock-based compensation expense of $1.3 million in the last nine months of 2005, $1.8 million in 2006, $1.6 million in 2007 and $18,000 in 2008, less adjustment for forfeitures, relating to the amortization of employee deferred stock-based compensation recorded as of March 31, 2005.

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

          Our significant accounting policies are more fully described in the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2004. Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, accrued expenses, stock-based compensation and income taxes described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2004, fit the definition of “critical accounting estimates.”

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

     Accrued Expenses. As part of the process of preparing our consolidated financial statements, we are required to estimate certain expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for that we accrue include professional service fees, such as fees paid to lawyers and accountants, contract service fees, such as amounts paid to clinical monitors, data management organizations and investigators in connection with clinical trials, and fees paid to contract manufacturers in connection with the production of clinical materials. In connection with service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. Many of our service providers invoice us monthly in arrears for services performed, however, certain service providers invoice us based upon milestones in the agreement. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

     Stock-Based Compensation. To date, we have elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation Accounting Principles Board Opinion, or SFAS 123. Accordingly, we have not recorded stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices at least equal to the fair value of the underlying common stock on the date of grant. In the notes to our consolidated financial statements included herein, we provide pro forma disclosures in accordance with SFAS 123 and related pronouncements. We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The two factors which most affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value. Accounting for equity instruments granted or sold by us under APB 25, SFAS 123 and EITF 96-18 requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can be readily estimated, we use the value of such goods or services to determine the fair value of the equity instruments. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services cannot be readily estimated, as is true in connection with most stock options and warrants granted to employees or non-employees, we estimate the fair value of the equity instruments based upon consideration of factors which we deem to be relevant at the time using cost, market or income approaches to such valuations. Because shares of our common stock have only recently become publicly traded, market factors historically considered in valuing stock and stock option grants include comparative values of public companies discounted for the risk and limited liquidity provided for in the shares we are issuing, pricing of private sales of our convertible preferred stock, prior valuations of stock grants and the effect of events that have occurred between the time of such grants, economic trends, perspective provided by investment banks and the comparative rights and preferences of the security being granted compared to the rights and preferences of our other outstanding equity.

     Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of March 31, 2005, we had federal and state tax net operating loss carryforwards of approximately $48.0 million, which expire beginning in 2021 and 2006, respectively. We also have research and experimentation credit carryforwards of approximately $696,000, which expire beginning in 2021. We have recorded a full valuation allowance as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.

Results of Operations

Three Months Ended March 31, 2005 and 2004

               Revenue Under Collaboration Agreements. We recognized revenues of $1.4 million three months ended March 31, 2005 compared to $0.8 million three months ended March 31, 2004. These revenues were primarily due to the portion of the $12.5 million of initial fees MedImmune paid us that we recognized in each period and a portion of the $1.5 million and $364,000 billed to MedImmune in 2004 and for the three months ended March 31, 2005, respectively, for development support. We have reported the balance of the payments as deferred revenue and will recognize such amount over the estimated 41-month research term of our agreement with MedImmune based on the proportion of cumulative costs incurred as a percentage of the total costs estimated for the performance period. As of March 31, 2005, we had $7.8 million in deferred revenue remaining to be recognized under our collaboration agreements with MedImmune and Beckman Coulter.

               Research and Development Expenses. Research and development expenses for the three months ended March 31, 2005 were $6.6 million compared to $5.6 million for the three months ended March 31, 2004, an increase of approximately $1.0 million. This increase was primarily due to higher expenses associated with the growth in the number of employees performing research and development functions and increased facilities, equipment and laboratory charges associated with our increased research and development activities during the three months ended March 31, 2005. In the first quarter of 2005 we incurred $3.4 million in expenses related to our zileuton program as compared to $1.1 million during the first quarter of 2004. This increase was primarily due to initiation of the ZYFLO open-label study with patients with asthma and mastocytosis, the ongoing Phase II clinical trials of ZYFLO for inflammatory acne and the manufacturing costs related to the product registration. In addition, we incurred $0.7 million of expenses in the first quarter of 2005 in connection with our CTI-01 program as compared to $0.6 million during the first quarter of 2004. These increases were partially offset by a decrease of $2.1 million in stock-based compensation expense from first quarter of 2005 compared to the first quarter of 2004, primarily due to the effects of the change in the market price of our common stock on unvested non-employee options.

               The adjustment to stock-based compensation expense is calculated based on the change in fair value of our common stock during the period. The fair value of our common stock increased during the three months ended March 31, 2004, which resulted in higher stock-based compensation expense while the fair value of our common stock decreased during the three months ended March 31, 2005, which resulted in a credit to stock-based compensation expense.

               The following table summarizes the primary components of our direct research and development expenses for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Zileuton	$3,404	$1,124
CTI-01	695	598
HMGB1	507	443
Alpha-7	487	311
General research and development expenses	1,480	1,027
Stock-based compensation expense	1	2,110

Total research and development expenses	$6,574	$5,613

               Our general research and development expenses, which are not allocated to any specific program, increased by $453,000 in the three months ended March 31, 2005 compared to the corresponding period in 2004 primarily due to a $432,000 increase in rent expense resulting from our move into a larger research facility.

               We anticipate that our research and development expenses will continue to increase as we further advance our research and development projects. The following summarizes the expenses associated with our primary research and development programs:

•	Zileuton. During the three months ended March 31, 2005, we incurred costs for the development of the controlled-release formulation of zileuton, including costs associated with the technology transfer of the manufacture of zileuton, including the active pharmaceutical ingredient, or API, the controlled-release tablets and NDA for the controlled-release formulation of zileuton. Continuing throughout 2005, we expect our research and development expenses for zileuton will principally relate to the transfer of Abbott’s manufacturing technology relating to the controlled-release formulation of zileuton and the anticipated clinical trials of the controlled-release and intravenous formulations of zileuton. In October 2004, we also initiated a Phase II clinical trial with ZYFLO in patients with moderate to severe inflammatory acne. The costs associated with this trial are being incurred over an approximate nine-month period. The actual costs and timing for the development and commercialization of our zileuton products are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. As a result, we are unable to estimate the costs or the timing of advancing our zileuton products through clinical development and commercialization.

•	CTI-01. Expenses for CTI-01 increased slightly in the three months ended March 31, 2005 primarily due to costs associated with the initiation of a Phase II clinical trial during the three months ended March 31, 2005. We expect our costs for this program will continue to increase for the remainder of 2005 as we continue this Phase II clinical trial of CTI-01. This trial and the other development work required for this program will require significant expenditures before we can seek regulatory approval. We estimate that the total direct costs that we will need to incur to advance CTI-01 through clinical development will be at least $25.0 million. However, the actual costs and timing of clinical trials and associated activities to enable a regulatory submission are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. As a result, we believe that these estimated direct costs may change significantly as the product advances through clinical development.

•	HMGB1. Expenses for HMGB1 remained relatively unchanged in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Our expenses for this program may vary from period to period depending on the resources required for activities being performed by us and those performed by our collaborator, MedImmune. We currently anticipate that most research and development costs relating to HMGB1 in 2005 will be covered by MedImmune under our collaboration with MedImmune. However, we expect to undertake some internal research and preclinical testing and we cannot be certain that the research payments received from MedImmune will fully cover the costs associated with these activities. Because our HMGB1 program is still in preclinical development, the actual costs and timing of preclinical development, clinical trials and associated activities are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. As a result, we are not able to estimate the costs or the timing of advancing an HMGB1-inhibiting product or products through clinical development. The expenses for HMGB1 are reflected in the accompanying statement of operations as part of research and development expenses while the funding received from MedImmune to fund our research efforts is included in revenue under collaboration agreement.

•	Alpha-7. Expenses for our alpha-7 program increased in the three months ended March 31, 2005 primarily due to costs associated with our efforts to develop small molecule product candidates. We anticipate that significant additional expenditures will be required to advance any product candidate or device through preclinical and clinical development. However, because this project is at a very early stage, the actual costs and timing of research, preclinical development, clinical trials and associated activities are highly uncertain, subject to risk and will change depending upon the project we choose to develop, the clinical indication developed and the development strategy adopted. As a result, we are unable to estimate the costs or the timing of advancing a small molecule or medical device to stimulate the vagus nerve from our alpha-7 program through clinical development.

               General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2005 were $4.3 million compared to $1.7 for the three months ended March 31, 2004. The $2.6 million increase in the three months ended March 31, 2005 was primarily attributable to the following:

•	Personnel costs increased $1.0 million as a result of the increase in the number of employees performing general and administrative functions from 9 employees at March 31, 2004 to 23 employees at March 31, 2005.

•	Personnel and related travel costs increased $423,000 as a result of the increase in the number of employees performing medical affairs and sales and marketing functions which increased from 2 employees at March 31, 2004 to 19 employees at March 31, 2005.

•	Facility and equipment costs increased $286,000 as a result of our move to a larger facility.

•	Directors and officers insurance costs increased $171,000 due to an increase in premiums following our initial public offering.

               Other Income, Net. Other income, net for the three months ended March 31, 2005 was $355,000 compared to $84,000 for the three months ended March 31, 2004. The increase in the three months ended March 31, 2005 was primarily attributable to interest earned on the $56.2 million in gross proceeds from our series B preferred stock financing in October 2003 and March 2004 and the $37.8 million in net proceeds from our initial public offering in June 2004. Interest income and interest expense amounted to $398,000 and $42,000, respectively, for the three months ended March 31, 2005 compared to $112,000 and $29,000, respectively, in the corresponding period in 2004.

Liquidity and Capital Resources

               Sources of Liquidity

               Since our inception on July 14, 2000, we have financed our operations through the sale of common and preferred stock, debt financings, the receipt of interest income, and payments from our collaborators MedImmune and Beckman Coulter. As of March 31, 2005, we had $67.6 million in cash, cash equivalents and short-term investments. We have invested the net proceeds from our financings in highly liquid, interest-bearing, investment grade securities in accordance with our established corporate investment policy.

               In July 2003, we entered into an exclusive license and collaboration agreement with MedImmune for the discovery and development of novel drugs for the treatment of acute and chronic inflammatory diseases associated with HMGB1, a newly discovered cytokine. Under this collaboration, MedImmune paid us initial fees of $12.5 million and an additional $1.9 million through March 31, 2005 to fund certain research expenses incurred by us for the HMGB1 program. In addition, in connection with entering into this collaboration, an affiliate of MedImmune purchased $15.0 million of our series B convertible preferred stock, which converted into 2,857,142 shares of common stock in June 2004 in connection with our initial public offering.

               Under our collaboration with MedImmune, we may receive additional payments upon the achievement of research, development and commercialization milestones up to a maximum of $124.0 million, after taking into account payments we are obligated to make to North Shore-Long Island Jewish Research Institute on milestone payments we receive from MedImmune. We anticipate that by the end of 2005, in addition to payments already received, we will receive $2.0 million in aggregate milestone payments from MedImmune, after taking into account payments we are obligated to make to North Shore. In addition, we expect to receive $1.5 million in 2005 for additional development support under the MedImmune agreement.

               In June 2004, we sold 6,110,000 shares of our common stock in our initial public offering, including 110,000 shares pursuant to the underwriters’ partial exercise of their over-allotment option. Our net proceeds from the offering were approximately $37.8 million.

               We finance the purchase of general purpose computer equipment, office equipment, fixtures and furnishings, test and laboratory equipment and software licenses and the completion of leasehold improvements through advances under our credit agreement with Silicon Valley Bank which was most recently modified as of June 30, 2004. We have granted Silicon Valley Bank a first priority security interest in substantially all of our assets, excluding intellectual property, to secure our obligations under the credit agreement. As of March 31, 2005, there was $1.9 million in debt outstanding under our credit agreement primarily due to our outstanding debt under equipment advances. During the three months ended March 31, 2005, no advances were made under the modified credit agreement and we have approximately $1.3 million of borrowing capacity under this modification agreement available until December 31, 2005.

               The equipment advances made prior to the modification of our credit agreement on June 30, 2004 accrue interest at an effective interest rate between 8.6% and 9.1% per year, and the leasehold advance made prior to June 30, 2004 accrues interest at an effective interest rate of 10.5% per year. We are required to make equal monthly payments of principal and interest with respect to each advance made prior to June 30, 2004. The total repayment term for equipment advances made prior to June 30, 2004 is 48 months. The total repayment term for leasehold advances made prior to June 30, 2004 is 24 months. Upon the maturity of any advance made prior to June 30, 2004, we are required to make a final payment to Silicon Valley Bank, in addition to the repayment of principal and interest, in an amount equal to a specified percentage of the original advance amount. The applicable percentage is 7.0% for advances to finance leasehold improvements and 8.5% for advances to finance equipment purchases. As of March 31, 2005, there was $1.9 million outstanding bearing interest between 8.5% and 11%. Advances made under this modification agreement accrue interest at a rate equal to the prime rate plus 2% per year. Advances made under this modification agreement are required to be repaid in equal monthly installments of principal plus interest accrued through the date of repayment. The repayment term for advances made in 2004 is 42 months. The repayment term for advances made in 2005 is 36 months. Repayment begins the first day of the month following the advance. During the three months ended March 31, 2005, we had $1.4 million in advances under this modified credit agreement bearing interest at the prime rate plus 2% per year.

               Cash Flows

               Operating Activities. Net cash used in operating activities was $10.1 million in the three months ended March 31, 2005, compared to cash used in operating activities of $5.3 million for the three months ended March 31, 2004. Net cash used in operations for the three months ended March 31, 2005 consisted of a net loss of $9.1 million, depreciation, amortization and the amortization of premiums on short-term investments of $445,000, stock based compensation expense of $318,000 and a decrease in working capital accounts of $1.8 million.

               Investing Activities. Investing activities provided $9.1 million of cash in the three months ended March 31, 2005, compared to $36.8 million of cash used in investing activities in the three months ended March 31, 2004. In the three months ended March 31, 2005, we made capital expenditures of $527,000 mainly for laboratory equipment associated with our increased research and development activities and software and we sold $19.5 million of our short-term investments which was offset by purchases of $9.9 million of short-term investments.

               Financing Activities. In the three months ended March 31, 2005, we used $275,000 of net cash in financing activities, compared to $28.0 million of cash provided by financing in the three months ended March 31, 2004. Net cash used in financing activities for the three months ended March 31, 2005 principally related to our repayment of our long-term debt.

               Income Taxes

               We have accumulated net operating losses available to offset future taxable income for federal and state income tax purposes as of March 31, 2005. If not utilized, federal and state net operating loss carryforwards will begin to expire in 2021 and 2006, respectively. To date, we have not recognized the potential tax benefit of our net operating loss carryforwards on our balance sheet or statements of operations. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code.

               Funding Requirements

               We expect to devote substantial resources to continue our research and development efforts, including preclinical testing and clinical trials, establish our sales and marketing infrastructure, achieve regulatory approvals and, subject to regulatory approval, commercially launch ZYFLO and the controlled-release formulation of zileuton and any future product candidates. We also expect to spend approximately $2.0 in capital expenditures in the nine months ending December 31, 2005 for the purchase of software and new equipment for our laboratories which will be purchased, in part, with funds available under our credit agreement with Silicon Valley Bank. Our funding requirements will depend on numerous factors, including:

•	the costs and timing of the commercial launch of ZYFLO, if and when it is approved by regulatory authorities;

•	the costs and timing of the development and the commercial launch of the controlled-release formulation of zileuton, if and when it is approved by regulatory authorities;

•	the scope and results of our clinical trials;

•	advancement of our other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the time and costs involved in obtaining regulatory approvals;

•	the timing, receipt and amount of milestone and other payments, if any, from MedImmune, Beckman Coulter or future collaborators;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	continued progress in our research and development programs, as well as the magnitude of these programs;

•	the cost of manufacturing, marketing and sales activities;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the cost of obtaining and maintaining licenses to use patented technologies; and

•	our ability to establish and maintain additional collaborative arrangements;

•	the time and costs involved in certain corporate governance initiatives, including work related to the implementation of and compliance with the Sarbanes-Oxley Act of 2002.

               We do not expect to generate significant additional funds from operations, other than payments that we receive under our collaboration with MedImmune, until we achieve regulatory approvals and, subject to regulatory approval, commercially launch ZYFLO and the controlled-release formulation of zileuton. We believe that the key factors that will affect our internal and external sources of cash are:

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

               Based on our operating plans, we believe that our available cash and cash equivalents and anticipated cash received from product sales and anticipated payments received under collaboration agreements will be sufficient to fund anticipated levels of operations until the middle of 2006.

               If our existing resources are insufficient to satisfy our liquidity requirements, if our assumptions underlying our beliefs regarding future revenues and expenses change, if unexpected opportunities or needs arise or if we acquire or license rights to additional product candidates, we may need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

               Contractual Obligations

               We have summarized in the table below our fixed contractual obligations as of March 31, 2005.

	Payments Due by Period
		Less than	One to	Three to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
			(in thousands)
Short-and long-term debt	$1,909	$715	$1,194	$—	$—
Research and license agreements	8,003	736	223	234	6,810
Consulting agreements	694	373	321	—	—
Manufacturing and clinical trial agreements	7,186	6,033	1,058	95	—
Operating lease obligations	5,335	1,464	2,682	1,189	—

Total contractual cash obligations	$23,127	$9,321	$5,478	$1,518	$6,810

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

               We are party to a number of agreements that require us to make milestone payments. In particular, under our license agreement with Abbott Laboratories for zileuton, we agreed to make aggregate milestone payments of up to $13.0 million to Abbott upon the achievement of various development and commercialization milestones relating to zileuton, including the completion of the technology transfer from Abbott to us, filing and approval of a product in the United States and specified minimum net sales of licensed products. In addition, under our manufacturing agreement with SkyePharma, through its subsidiary Jagotec, for the controlled-release version of zileuton, we agreed to make aggregate milestone payments of up to $6.6 million upon the achievement of various development and commercialization milestones. We anticipate that, in addition to payments already made, by the end of 2005 we will pay $3.4 million in aggregate milestone payments related to zileuton.

               These amounts also do not include royalties on net sales of our products and payments on sublicense income that we may owe as a result of receiving payments under our collaboration agreement with MedImmune. Our license agreements are described more fully in Note 11 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2004.

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

     Until we obtain regulatory approval of our related sNDA, the product will not be commercially available. The absence of ZYFLO from the market could exacerbate any negative perceptions about ZYFLO if physicians believe the absence of ZYFLO from the market is related to safety or efficacy issues.

     The position of ZYFLO in managed care formularies, which are lists of products approved by managed care organizations, may also make it difficult to expand the current market for this product. As a result of a lack of a sustained sales and marketing effort, ZYFLO has been removed from some formularies or relegated to third-tier status, which requires the highest co-pay for patients. In addition, ZYFLO may be removed from some managed care formularies as a result of the absence of ZYFLO from the market until we obtain regulatory approval of our related sNDA.

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

     We intend to independently launch and market ZYFLO, the controlled-release formulation of zileuton and other of our product candidates where we believe the target physician market can be effectively reached by our planned sales and marketing force. We intend to have a sales force of approximately 80 personnel by the time of our expected launch of ZYFLO in the fourth quarter of 2005. We believe that the aggregate sales and marketing costs to launch ZYFLO, including the cost of the sales force, will be approximately $5.0 million. We currently have no distribution capabilities and have limited sales and marketing capabilities. We may not be able to attract, hire and train qualified sales and marketing personnel to build a significant or successful sales force. If we are not successful in our efforts to develop an internal sales force, our ability to independently launch and market our product candidates, including ZYFLO and the controlled-release formulation of zileuton, will be impaired.

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

     We depend on the principal members of our scientific and management staff, including Paul D. Rubin, M.D., our president and chief executive officer, Walter Newman, Ph.D., our chief scientific officer and senior vice president of research and development, Trevor Phillips, Ph.D., our chief operating officer and senior vice president of operations, Frank E. Thomas, our chief financial officer, senior vice president of finance and treasurer, and Frederick Finnegan, our senior vice president of sales and marketing. The loss of any of these individuals’ services would diminish the knowledge and experience that we, as an organization, possess and might significantly delay or prevent the achievement of our research, development or commercialization objectives and could cause us to incur additional costs to recruit replacement executive personnel. We do not maintain key person life insurance on any of these individuals. We are not aware of any present intention of any of these individuals to leave our company.

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

     The development, manufacturing, pricing, sales and reimbursement of our product candidates, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company with 79 employees as of March 31, 2005, the majority of whom joined us in 2004 and 2005. We rely heavily on third parties to conduct many important functions. Further, as a publicly traded company we are subject to significant legal and regulatory requirements, including the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder, some of which have either only recently been adopted or are subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented and changing regulatory requirements, it is possible that we may not be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations we could be subject to a range of regulatory actions, including significant fines, litigation, the suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market or other sanctions.

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

     Neither we nor any of our collaborators may market any of our products in the United States, Europe or in any other country without marketing approval from the FDA or the equivalent foreign regulatory agency. Although ZYFLO has been approved by the FDA, we are required to submit a sNDA with the FDA for ZYFLO because we have changed the manufacturing process and transferred the manufacturing production for API of zileuton and the immediate-release ZYFLO finished product from Abbott to contract manufacturing sites. We submitted our sNDA for ZYFLO on March 31, 2005. The FDA may not approve our sNDA on a timely basis or at all.

     We expect to submit a NDA to the FDA for the controlled-release formulation of zileuton in the first half of 2006. At present, we are conducting production campaigns and assessing performance of the manufactured tablets, prior to initiation of a bioavailability trial in healthy volunteers designed to confirm that our manufactured tablets behave similarly in the body to the tablets that had been manufactured by Abbott. During the transition from pilot scale manufacture to commercial scale, our tablets manufactured at the commercial scale exhibited dissolution profiles that were slower than those manufactured at pilot scale. We believe we have isolated the problem and have recently produced commercial scale tablets that have shown a similar dissolution profile to the pilot scale tablets. We are currently targeting to complete the registration batches and to initiate stability testing in the third quarter of 2005. We believe that any significant variability in product performance or delay in manufacturing could further delay the submission of the NDA.

     In May 2005, we held a pre-NDA meeting with the FDA for the controlled-release formulation of zileuton, during which the FDA informed us that new review guidance issued in April 2005 limits their ability to accept additional data during the NDA review process. Our strategy has been to file the NDA with six months of stability data and provide additional stability data during the NDA review period. We will continue to work with the FDA to explore what options may be available to us regarding a submission based on an initial six months of stability data. If the FDA requires nine or twelve months of stability data in the original NDA, this could delay our NDA submission for the product candidate beyond the first half of 2006.

     Abbott conducted all of the preclinical and clinical trials on the controlled-release formulation of zileuton before we in-licensed the product candidate. We intend to rely on the results of these prior pivotal clinical trials to support our NDA for this product candidate. If the FDA does not permit us to rely on the prior clinical data or if the data is not available at the clinical sites for required FDA audits, we would be required to repeat some or all of the clinical trials, which would lead to unanticipated costs and delays. Problems with the previous trials, such as incomplete, outdated or otherwise unacceptable data, could cause our NDA to be delayed or rejected.

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

     We are relying on MedImmune to fund the development of and to commercialize product candidates in our HMGB1 program. We are relying on Beckman Coulter to fund the development and to commercialize diagnostics in our HMGB1 program. All of our revenues for the years ended December 31, 2003 and 2004 were derived from fees paid to us by MedImmune and all of our revenues for the quarter ended March 31, 2005 were derived from fees paid to us by MedImmune and Beckman Coulter under collaboration agreements. We expect that until we generate revenue from the sale of ZYFLO, all of our revenues will continue to be derived from our collaboration agreements with MedImmune and Beckman Coulter. Additional payments due to us under the collaboration agreements with MedImmune and Beckman Coulter are generally based on our achievement of specific development and commercialization milestones that we may not meet. In addition, the collaboration agreements entitle us to royalty payments that are based on the sales of products developed and marketed through the collaborations. These future royalty payments may not materialize or may be less than expected if the related products are not successfully developed or marketed or if we are forced to license intellectual property from third parties. Accordingly, we cannot predict if our collaborations with MedImmune and Beckman Coulter will continue to generate revenues for us.

     Our collaboration agreement with MedImmune generally is terminable by MedImmune at any time upon six months notice to us or upon our material uncured breach of the agreement. Under the collaboration agreement, we are obligated to use commercially reasonable, good faith efforts to conduct the collaboration in accordance with rolling three-year research plans that describe and allocate between MedImmune and us responsibility for, among other things, the proposed research, preclinical studies, toxicology formulation activities and clinical studies for that time period. In addition, we and MedImmune agreed to work exclusively in the development and commercialization of HMGB1-inhibiting products for a period of four years, and, after such time, we have agreed to work exclusively with MedImmune in the development of HMGB1-inhibiting products for the remaining term of the agreement. If MedImmune were to terminate or breach our arrangement, and we were unable to enter into a similar collaboration agreement with another qualified third party in a timely manner or devote sufficient financial resources or capabilities to continue development and commercialization on our own, the development and commercialization of our HMGB1 program likely would be delayed, curtailed or terminated. The delay or termination of our HMGB1 program could significantly harm our future prospects. We intend to enter into collaboration agreements with other parties in the future that relate to other product candidates, and we are likely to have similar risks with regard to any such future collaborations.

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

     We have no manufacturing experience. In order to continue to develop product candidates, apply for regulatory approvals and commercialize our product candidates, we will need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties for the production of our product candidates for preclinical and clinical testing purposes and we expect to continue to do so in the future. We have contracted with Rhodia Pharma Solutions to establish and validate a manufacturing process for the zileuton API and for commercial production of API, subject to specified limitations, through December 31, 2009. We have also contracted with SkyePharma PLC, through its subsidiary Jagotec AG, for the manufacture of tablets of the controlled-release formulation of zileuton for clinical trials, regulatory review and, subject to negotiation of a commercial manufacturing agreement, commercial sale. In addition, we have contracted with Patheon Pharmaceuticals to establish a manufacturing process for ZYFLO and to manufacture ZYFLO for clinical trials and regulatory review.

     Only a limited number of manufacturers have the capability to supply us with zileuton, and we have not secured a long-term commercial supply arrangement for any of our product candidates, other than the controlled-release formulation of zileuton and the zileuton API. The manufacturing process for our product candidates is an element of the FDA approval process and we will need to contract with manufacturers who can meet the FDA requirements, including current Good Manufacturing Practices, on an ongoing basis. As part of obtaining regulatory approval for ZYFLO and the controlled-release formulation of zileuton, we are required to engage a commercial manufacturer to produce registration and validation batches of the drug consistent with regulatory approval requirements. Rhodia Pharma Solutions has produced the validation batches of API. We are dependent upon Rhodia Pharma Solutions, SkyePharma and Patheon, and will be dependent on any other third parties who manufacture our product candidates, to perform their obligations in a timely manner and in accordance with applicable government regulations. In addition, if we receive the necessary regulatory approval for our product candidates, we also expect to rely on third parties, including our collaborators, to produce materials required for commercial production. We may experience difficulty in obtaining adequate manufacturing capacity or timing for our needs. If we are unable to obtain or maintain contract manufacturing of these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our product candidates.

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

     We have experienced significant operating losses in each year since our inception in 2000. We had net losses of $9.1 million in the three months ended March 31, 2005 and $7.5 million in the three months ended March 31, 2004. As of March 31, 2005, we had an accumulated deficit of approximately $67.6 million. We expect that we will continue to incur substantial losses for at least the next several years as we spend significant amounts to fund research, development and commercialization of our product candidates and to enhance our core technologies. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. We will need to generate significant revenues to pay these costs and achieve profitability. Until we are able to generate such revenues, we will need to raise substantial additional capital to fund our operations.

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

     The extent of our future capital requirements is difficult to assess and will depend largely on our ability to obtain regulatory approval for and successfully commercialize ZYFLO and the controlled-release formulation of zileuton. Based on our operating plans, we believe that our available cash and cash equivalents and anticipated cash received from product sales and anticipated payments received under collaboration agreements will be sufficient to fund anticipated levels of operations until the middle of 2006.

     For the three months ended March 31, 2005, our net cash used for operating activities was $10.1 million and we had capital expenditures of $527,000. If our existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product candidates, we will need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.

Changes in or interpretations of accounting rules and regulations, such as expensing of employee stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

     Accounting methods and policies for business and market practices of biopharmaceutical companies are subject to review, interpretation and guidance from relevant accounting authorities, including the SEC. For example, a new accounting rule, which will become effective for us on January 1, 2006, requires us to record stock-based compensation expense for the fair value of stock options granted to employees. We rely heavily on stock options to compensate existing employees and attract new employees. Because we will be required to expense stock options, we may reduce our reliance on stock options as a compensation tool. If we reduce our reliance on stock options, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options, our reported losses would increase. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or interpretations of accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements.

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

     As of April 14, 2005, our directors, executive officers and principal stockholders, together with their affiliates, beneficially owned, in the aggregate, approximately 67% of our outstanding common stock. As a result, our directors, executive officers and principal stockholders, together with their affiliates, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and corporate notes, directly or through managed funds, with maturities of two years or less. Our cash is deposited in and invested through highly-rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2005, we estimate that the fair value of our investment portfolio would decline by approximately $126,000. In addition, we could be exposed to losses related to these securities should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures. Although we consider our investments to be available-for-sale securities in order to fund operations, if necessary, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4. Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

              Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

              Recent Sales of Unregistered Securities

              Not applicable.

              Uses of Proceeds from Registered Securities

              In June 2004, we sold 6,110,000 shares of our common stock in our initial public offering, including 110,000 shares upon the exercise of an over-allotment option by the underwriters, pursuant to a registration statement on Form S-1 (File No. 333-113727), which was declared effective by the SEC on May 26, 2004. Our net proceeds from the offering equaled approximately $37.8 million. Through March 31, 2005, we have not used any of the net proceeds from the offering. The net proceeds of the offering are invested in short-term investment grade corporate and U.S. government securities. There has been no material change in our planned use of the net proceeds of the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

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

CRITICAL THERAPEUTICS, INC.

Date: May 12, 2005	/s/ Paul D. Rubin

Paul D. Rubin, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2005	/s/ Frank E. Thomas

Frank E. Thomas
Senior Vice President of Finance, Chief Financial Officer and
Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1+	License Agreement between the Registrant and Beckman Coulter, Inc. dated January 10, 2005

10.2+	Agreement for Manufacturing and Supply of ZILEUTON by and between Rhodia Pharma Solutions Ltd. and the Registrant dated February 8, 2005 (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K dated March 17, 2005 (SEC File No. 000-50767))

10.3	Critical Therapeutics, Inc. 2005 Company Goals (Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K dated March 17, 2005 (SEC File No. 000-50767))

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.