Form 10-Q
period 2005-06-30
CRITICAL THERAPEUTICS INC
filed 2005-08-12
CIK 1145404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2005
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
(781) 402-5700
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 8, 2005, the registrant had 34,046,951 shares of Common Stock, $0.001 par value per share, outstanding.

CRITICAL THERAPEUTICS, INC.
FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
in thousands, except share and per share data	2005	2004

Assets:
Current assets:
Cash and cash equivalents	$56,216	$11,980
Amount due under collaboration agreement	491	16
Short-term investments	51,883	66,849
Prepaid expenses and other	2,733	1,851

Total current assets	111,323	80,696

Fixed assets, net	2,639	2,205
Other assets	213	213

Total assets	$114,175	$83,114

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$831	$837
Accounts payable	2,773	4,218
Accrued expenses	3,028	2,741
Revenue deferred under collaboration agreement	6,859	8,543

Total current liabilities	13,491	16,339

Long-term debt, less current portion	1,286	1,367
Stockholders’ equity:
Common stock, par value $0.001; authorized 90,000,000 shares; issued and outstanding 34,045,793 and 24,085,481, shares at June 30, 2005 and December 31, 2004, respectively	34	24
Preferred stock, par value $0.001; authorized 5,000,000 shares; no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Additional paid-in capital	181,601	130,374
Deferred stock-based compensation	(5,003)	(6,101)
Accumulated deficit	(76,973)	(58,527)
Accumulated other comprehensive loss	(261)	(362)

Total stockholders’ equity	99,398	65,408

Total liabilities and stockholders’ equity	$114,175	$83,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in thousands, except share and per share data	2005	2004	2005	2004

Revenue under collaboration agreement	$1,431	$781	$2,790	$1,586
Operating expenses:
Research and development	6,652	5,027	13,226	10,640
General and administrative	4,496	2,924	8,755	4,585

Total operating expenses	11,148	7,951	21,981	15,225

Operating loss	(9,717)	(7,170)	(19,191)	(13,639)
Other income:
Interest income	428	250	825	363
Interest expense	(38)	(25)	(80)	(55)

Total other income	390	225	745	308

Net loss	(9,327)	(6,945)	(18,446)	(13,331)
Accretion of dividends and offering costs on preferred stock	—	(1,049)	—	(2,209)

Net loss available to common stockholders	($9,327)	($7,994)	($18,446)	($15,540)

Net loss per share available to common stockholders	($0.37)	($0.81)	($0.75)	($2.81)

Basic and diluted weighted-average common shares outstanding	25,045,206	9,829,702	24,457,098	5,524,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
in thousands	2005	2004

Cash flows from operating activities:
Net loss	($18,446)	($13,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	393	806
Amortization of premiums on short-term investments	585	325
Loss on disposal of fixed assets	—	278
Stock-based compensation expense	952	1,802
Forgiveness of notes receivable	—	185
Changes in assets and liabilities:
Amount due under collaboration agreement	(475)	1,468
Prepaid expenses and other	(882)	(983)
Other assets	—	110
Accounts payable	(1,445)	775
Accrued license fees and other expenses	114	(2,567)
Revenue deferred under collaboration agreement	(1,684)	(554)

Net cash used in operating activities	(20,888)	(11,686)

Cash flows from investing activities:
Purchases of fixed assets	(827)	(1,537)
Proceeds from sales and maturities of short-term investments	42,190	24,250
Purchases of short-term investments	(27,708)	(54,512)

Net cash provided by (used in) investing activities	13,655	(31,799)

Cash flows from financing activities:
Net proceeds from private placement of common stock	51,535	—
Proceeds from exercise of stock options	21	143
Net proceeds from the initial public offering of common stock	—	38,174
Net proceeds from issuance of convertible preferred stock	—	28,050
Proceeds from long-term debt	418	—
Repayments of long-term debt	(505)	(271)

Net cash provided by financing activities	51,469	66,096

Net increase in cash and cash equivalents	44,236	22,611
Cash and cash equivalents at beginning of period	11,980	40,078

Cash and cash equivalents at end of period	$56,216	$62,689

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$80	$54

Non-cash investing and financing activities:
Common stock offering expenses included in accrued expenses	$173	$298

Adjustment to deferred stock-based compensation for services to be performed	$146	$587

Unrealized gain(loss) on investments	$101	($377)

Conversion of redeemable convertible preferred stock into common stock	$0	$81,802

Dividends forfeited on preferred stock conversion into common stock	$0	$5,313

Accretion of dividends and offering costs on preferred stock	$0	$2,209

Settlement of accrued licensing fee with common stock	$0	$485

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Critical Therapeutics, Inc. (“Critical” or the “Company”) and its subsidiary, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company believes that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included. The information included in this quarterly report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
     Operating results for the six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results for the full year. The condensed consolidated statement of cash flows for the six months ended June 30, 2004 has been reclassified to conform to current year presentation.
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
(2) Private Placement
     On June 20, 2005, the Company sold an aggregate of 9,945,261 shares of its common stock at a price of $5.48 per share, together with warrants to purchase an aggregate of 3,480,842 shares of common stock, for a total purchase price of approximately $54.5 million. The sales were made to institutional and other accredited investors. The net proceeds from the private placement were approximately $51.4 million, after deducting placement agents fees and other offering costs of approximately $3.1 million, of which $173,000 were included in accrued expenses at June 30, 2005.
     The warrants issued in connection with the private placement have an exercise price per share of $6.58, with a five-year life and are fully vested and exercisable from June 20, 2005. The warrants may also be exercised on a cashless basis at the option of the warrant holder. The warrants have been included in permanent equity at their fair value of $9.2 million. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: dividend yield of 0%; estimated volatility of 58%; risk-free interest rate of 3.65% and a contractual life of five years.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) Revenue Recognition
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
(4) Cash Equivalents and Short-Term Investments
     The Company considers all highly-liquid investments with original maturities of 90 days or less when purchased to be cash equivalents.
     Short-term investments consist primarily of U.S. government treasury and agency notes, corporate debt obligations, municipal debt obligations, auction rate securities and money market funds, each of investment-grade quality, which have an original maturity date greater than 90 days that mature or can be sold within one year. These securities are held until such time as the Company intends to use them to meet the ongoing liquidity needs to support its operations. These investments are recorded at fair value and accounted for as available-for-sale securities. The unrealized gain (loss) during the period is recorded as an adjustment to stockholders’ equity. During the three- and six-month periods ended June 30, 2005, the Company recorded $131,000 and $101,000 unrealized gain on investments, respectively. The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization or accretion is included in interest income (expense) in the corresponding period. The Company has determined the unrealized gain (loss) on investments is temporary and therefore no impairment exists during the three- and six-month periods ended June 30, 2005.
(5) Comprehensive Loss
     Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations for the three and six-month periods ended June 30, 2005 and 2004, and comprehensive loss is the unrealized gain (loss) on short-term investments for the period. Total comprehensive loss was $9.2 million and $7.3 million for the three-month periods ended June 30, 2005 and 2004, respectively, and $18.3 million and $13.7 million for the six-month periods ended June 30, 2005 and 2004, respectively. The unrealized loss on investments is the only component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6) Stock-Based Compensation
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
     Stock option activity for the six-month periods ended June 30, 2005 and June 30, 2004 are as follows:

	2005		2004
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise Price	Number of	Excercise Price
	Shares	Per Share	Shares	Per Share
Outstanding–January 1	4,500,270	$4.23	1,862,229	$0.87
Granted	358,500	7.27	43,789	2.90
Exercised	(13,668)	1.50	(164,966)	0.48
Cancelled	(3,540)	5.28	(266)	0.38

Outstanding–March 31	4,841,562	$4.46	1,740,786	$0.96
Granted	311,000	5.64	361,336	5.78
Exercised	(1,383)	5.86	(20,676)	3.10
Cancelled	(58,000)	6.50	(13,336)	5.63

Outstanding–June 30	5,093,179	$4.51	2,068,110	$1.75

Exercisable–June 30	960,495	$1.83	424,387	$1.09

     The Company expenses deferred stock-based compensation as charges to operations over the vesting period of the options and has recorded $633,000 and $952,000 as stock-based compensation expense during the three- and six-month periods ended June 30, 2005.
     The remaining number of shares of common stock available for award under the Company’s 2004 Stock Incentive Plan, as amended, totaled 1,567,771 at June 30, 2005.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Had employee compensation expense been determined based on the fair value at the date of grant consistent with SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except loss per share data)	2005	2004	2005	2004
Net loss available to common stockholders – as reported	($9,327)	($7,994)	($18,446)	($15,540)
Add: Stock-based compensation expense included in reported net loss	448	455	895	887
Deduct: Stock-based compensation expense determined under fair value method	(846)	(569)	(1,672)	(1,040)

Net loss – pro forma	($9,725)	($8,108)	($19,223)	($15,693)

Net loss per share (basic and diluted):
As reported	($0.37)	($0.81)	($0.75)	($2.81)

Pro forma	($0.39)	($0.82)	($0.79)	($2.84)

     Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the calculated fair value may not necessarily be indicative of the actual fair value of the stock options. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The Company reduced its assumption for the three and six months ended June 30, 2005 regarding expected volatility to 58% from 100% for the three and six months ended June 30, 2005. The reduced rate is based on the Company’s actual historical volatility since its initial public offering. The assumptions used and weighted-average information are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk free interest rate	3.9%	3.6%	3.7%	3.4%
Expected dividend yield	0%	0%	0%	0%
Expected lives	4 years	4 years	4 years	4 years
Expected volatility	58%	100%	58%	100%
Weighted-average fair value of options granted equal to fair value	$3.01	$4.91	$2.69	$4.91
Weighted-average fair value of options granted below fair value	—	$4.65	—	$5.03
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

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7) Basic and Diluted Loss per Share
     Basic and diluted net loss per common share is calculated by dividing the net loss available to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. Anti-dilutive securities that are not included in the diluted net loss per share calculation aggregated 8,680,590 and 2,536,783 as of June 30, 2005 and 2004, respectively. These anti-dilutive securities consist of outstanding stock options, warrants, and unvested restricted common stock as of June 30, 2005 and 2004.
     The following table reconciles the weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted-average common shares outstanding	25,192,703	10,319,621	24,647,257	6,058,303
Less: weighted-average restricted common shares outstanding	(147,498)	(489,919)	(190,158)	(533,951)

Basic and diluted weighted-average common shares outstanding	25,045,206	9,829,702	24,457,098	5,524,352

(8) Commitments and Contingencies
     The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include costs for research and development and license agreements that represent the Company’s fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These amounts do not include any additional amounts that the Company may be required to pay under its license agreements upon the achievement of scientific, regulatory and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of an investigational new drug application to the U.S. Food and Drug Administration, or FDA, similar submissions to foreign regulatory authorities and the first commercial sale of the Company’s products in various countries. These agreements include costs related to manufacturing, clinical trials and preclinical studies performed by third parties. The estimated amount that may be incurred in the future under these agreements totals approximately $16.2 million as of June 30, 2005. The amount and timing of these commitments may change, as they are largely dependent on the rate of enrollment in and timing of the development of the Company’s product candidates. As of June 30, 2005, the Company has $312,000 and $846,000 included in prepaid expenses and accrued expenses, respectively, related to these agreements on the accompanying consolidated balance sheet. These agreements are accounted for under the percentage of completion method.
     The Company is also party to a number of agreements that require it to make milestone payments, royalties on net sales of the Company’s products and payments on sublicense income received by the Company.
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

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) Relocation of Headquarters
     During 2004, the Company relocated its headquarters to Lexington, Massachusetts and consolidated its research facilities from two to one. Under SFAS No. 146, “Costs Associated with an Exit or Disposal Activity,” the Company recorded a liability of $441,000 in the period ended June 30, 2004 related to the remaining obligations under an operating lease that expires in October 2005 at its previous headquarters. The liability is included in accrued expenses in the accompanying consolidated balance sheet as of June 30, 2005. During the three months ended June 30, 2005, the Company adjusted its liability by $65,000 to reflect a reduction in its remaining obligations for restoration costs under the lease agreement.
     The following table summarizes the activity related to the remaining lease obligation recorded under SFAS No. 146 (in thousands):

Balance – March 31, 2005	$164
Payments	(63)
Rental income under sublease agreement	28
Adjustment	(65)

Balance – June 30, 2005	$64

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2004 which is on file with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Factors That May Affect Future Results” below.
Financial Operations Overview
     We are a biopharmaceutical company focused on the discovery, development and commercialization of products designed to treat respiratory, inflammatory and critical care diseases through the regulation of the body’s inflammatory response. The inflammatory response occurs within the body’s immune system following a stimulus such as infection or trauma. Our most advanced product is ZYFLO® Filmtab®, a tablet formulation of zileuton, which the FDA approved in 1996 for the prevention and chronic treatment of asthma. We licensed from Abbott Laboratories exclusive worldwide rights to ZYFLO and other formulations of zileuton for multiple diseases and conditions. We have completed the process of changing manufacturing sites for ZYFLO and submitted a supplemental new drug application, or sNDA, to the FDA on March 31, 2005. Subject to FDA approval, we expect to begin selling ZYFLO in the United States in the fourth quarter of 2005. In addition, we believe that zileuton has potential therapeutic benefits in a range of diseases and conditions, such as acne, chronic obstructive pulmonary disease, or COPD, nasal polyposis and acute asthma exacerbations. We are currently incurring costs to expand our applications of zileuton through development of additional formulations, including controlled-release and intravenous formulations.
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

     Since our inception, we have incurred significant losses each year. As of June 30, 2005, we had an accumulated deficit of $77.0 million. We expect to incur significant and growing losses for the foreseeable future. The size and timing of our future operating expenses and losses are subject to significant uncertainty. We expect our operating expenses to continue to increase over the next several years, which could result in increased operating losses, as we continue to fund our development programs and prepare for the potential commercial launch of our product candidates. We do not expect to achieve profitability in the foreseeable future; and we cannot assure you that we will achieve profitability at all. Since inception, we have raised proceeds to fund our operations through our initial public offering of common stock, private placements of equity securities, debt financings, the receipt of interest income and payments from our collaborators MedImmune and Beckman Coulter.
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
     Research and Development Expenses. Research and development expenses consist of expenses incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for monitoring and analyzing clinical trials, costs related to the development of our new drug application, or NDA, for controlled-release formulation of zileuton, costs of contract research and manufacturing and the cost of facilities. After FDA approval of a product candidate, manufacturing expenses associated with a product will be recorded as cost of sales rather than research and development expenses. We expense research and development costs and patent related costs as incurred. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any particular project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in the aggregate in support of all research and development. Development costs for later stage programs such as zileuton and CTI-01 tend to be higher than earlier stage programs such as our HMGB1 and alpha-7 programs, due to the costs associated with conducting clinical trials.
     We expect that research and development expenses relating to our development portfolio will continue to increase for the foreseeable future. In particular, we expect to incur increased expenses over the next several years for clinical trials of our product development candidates, including the controlled-release and intravenous formulations of zileuton and CTI-01. We also expect manufacturing expenses included in research and development expenses to increase as we complete the technology transfer relating to the manufacturing of the controlled-release formulation of zileuton and produce clinical supplies to support trials of our intravenous formulation of zileuton.
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
     We anticipate that our general and administrative expenses will also increase as we expand our operations, facilities and other activities related to operating as a publicly traded company. In addition, we expect to incur significant sales and marketing costs as we hire a sales force and build the systems and infrastructure to support the commercialization of ZYFLO. In addition, if we receive approval from the FDA we expect to incur significant expenses related to the product launch of ZYFLO.
     Deferred Stock-Based Compensation Expense. As discussed more fully in Note 6 to our condensed consolidated financial statements included herein and in Notes 7 and 8 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2004, in lieu of cash payments we granted 195,000 and 68,000 shares of common stock and options to purchase common stock to non-employees during the six months ended June 30, 2005 and 2004, respectively. We recorded these grants at fair value when granted. We periodically remeasure the fair value of the unvested portion of these grants, resulting in charges or credits to operations in periods when such remeasurement results in differences between the fair value of the underlying common stock and the exercise price of the options that is greater than or less than the differences, if any, between the fair value of the underlying common stock and the exercise price of the options at their respective previous measurement dates.
     As discussed more fully in Note 6 to our condensed consolidated financial statements included herein and Notes 7 and 8 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2004, we granted 474,500 and 403,788 stock options to employees during the six months ended June 30, 2005 and 2004, respectively. Certain of the employee options granted during 2004 and prior years were deemed for accounting purposes to have been granted with exercise prices below their then-current market value. We recorded the value of these differences as deferred stock-based compensation. We amortize the deferred amounts as charges to operations over the vesting periods of the grants, resulting in stock-based compensation expense. We anticipate recording stock-based compensation expense of $895,000 in the second half of 2005, $1.8 million in 2006, $1.6 million in 2007 and $18,000 in 2008, less adjustment for forfeitures, relating to the amortization of employee deferred stock-based compensation recorded as of June 30, 2005.
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
     Our significant accounting policies are more fully described in the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2004. Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, accrued expenses, stock-based compensation and income taxes described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2004, fit the definition of “critical accounting estimates.”
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
     Stock-Based Compensation. To date, we have elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation Accounting Principles Board Opinion, or SFAS 123. Accordingly, we have not recorded stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices at least equal to the fair value of the underlying common stock on the date of grant. In the notes to our consolidated financial statements included herein, we provide pro forma disclosures in accordance with SFAS 123 and related pronouncements. We account for transactions in which services are received in exchange for equity instruments based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18, or EITF 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The two factors which most affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value. Accounting for equity instruments granted or sold by us under APB 25, SFAS 123 and EITF 96-18 requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can be readily estimated, we use the value of such goods or services to determine the fair value of the equity instruments. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services cannot be readily estimated, as is true in connection with most stock options and warrants granted to employees or non-employees, we estimate the fair value of the equity instruments based upon consideration of factors which we deem to be relevant at the time using cost, market or income approaches to such valuations.
     In December 2004, the FASB issued SFAS No. 123R, which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards, with limited exceptions. SFAS No. 123R is effective for us commencing January 1, 2006. We are currently evaluating the impact of the adoption of SFAS No. 123R and have not yet determined how the financial statements will be effected.

     Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of June 30, 2005, we had federal and state tax net operating loss carryforwards of approximately $57.5 million, which expire beginning in 2021 and 2006, respectively. We also have research and experimentation credit carryforwards of approximately $776,000 which expire beginning in 2021. We have recorded a full valuation allowance as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.
Results of Operations
Three Months Ended June 30, 2005 and 2004
     Revenue Under Collaboration Agreements. We recognized revenues of $1.4 million for the three months ended June 30, 2005 compared to $0.8 million for the three months ended June 30, 2004. These revenues were primarily due to the portion of the $12.5 million of initial fees MedImmune paid us that we recognized in each period and a portion of the $1.5 million and $856,000 billed to MedImmune in 2004 and for the six months ended June 30, 2005, respectively, for development support. We have reported the balance of the payments as deferred revenue and will recognize such amount over the estimated 41-month research term of our agreement with MedImmune based on the proportion of cumulative costs incurred as a percentage of the total costs estimated for the performance period. As of June 30, 2005, we had $6.9 million in deferred revenue remaining to be recognized under our collaboration agreements with MedImmune and Beckman Coulter.
     Research and Development Expenses. Research and development expenses for the three months ended June 30, 2005 were $6.7 million compared to $5.0 million for the three months ended June 30, 2004, an increase of approximately $1.7 million. This increase was primarily due to higher expenses associated with the growth in the number of employees performing research and development functions and increased facilities, equipment and laboratory charges associated with our increased research and development activities during the three months ended June 30, 2005.
     The following table summarizes the primary components of our direct research and development expenses for the three months ended June 30, 2005 and 2004:

	Three Months
	Ended June 30,
	2005	2004
	(in thousands)
Zileuton	$3,406	$2,927
CTI-01	536	859
HMGB1	481	420
Alpha-7	587	378
General research and development expenses	1,326	1,505
Stock-based compensation expense	316	(1,062)

Total research and development expenses	$6,652	$5,027

     In the second quarter of 2005, we incurred $3.4 million in expenses related to our zileuton program as compared to $2.9 million during the second quarter of 2004. This increase was primarily due to our recently completed Phase II clinical trial of ZYFLO for moderate to severe inflammatory acne, a $500,000 milestone payment to

SkyePharma, and the manufacturing costs related to the product registration of ZYFLO and technology transfer work related to the controlled-release formulation of zileuton. In the second quarter of 2005, we incurred $0.6 million of expenses in connection with our alpha-7 program as compared to $0.4 million during the second quarter of 2004.
     In addition, our stock-based compensation expense increased $1.4 million from the second quarter of 2005 compared to the second quarter of 2004, primarily due to the effects of the change in the market price of our common stock on unvested non-employee options. The adjustment to stock-based compensation expense is calculated based on the change in fair value of our common stock during the period. The fair value of our common stock decreased during the three months ended June 30, 2004, which resulted in a $1.1 million adjustment to our stock-based compensation expense to non-employees, while the fair value of our common stock increased slightly during the three months ended June 30, 2005, which resulted in $316,000 of stock-based compensation expense.
     Our general research and development expenses, which are not allocated to any specific program, decreased by $179,000 in the three months ended June 30, 2005 compared to the corresponding period in 2004 primarily due to a non-recurring charge incurred in the second quarter of 2004 resulting from our move into a larger research facility in 2004. Leasehold amortization expense for the three months ended June 30, 2005 was $5,000 compared to $304,000 for the three months ended June 30, 2004. Rent expense for the three months ended June 30, 2005 was $350,000 compared to $448,000 for the three months ended June 30, 2004. The $299,000 million decrease in leasehold amortization expense and $98,000 decrease in rent expense in the three months ended June 30, 2005 was primarily attributable to non-recurring charges resulting from our move into a larger research facility.
     We anticipate that our research and development expenses will continue to increase as we further advance our research and development projects. The following summarizes the expenses associated with our primary research and development programs:
•	Zileuton. During the three months ended June 30, 2005, we incurred costs for the development of the controlled-release formulation of zileuton, including costs associated with the technology transfer of the active pharmaceutical ingredient, or API, and the controlled-release tablets to support the NDA for the controlled-release formulation of zileuton. In addition, we incurred costs associated with our Phase II clinical trial with ZYFLO in patients with moderate to severe inflammatory acne. Continuing throughout 2005, we expect our research and development expenses for zileuton will principally relate to the transfer of Abbott’s manufacturing technology relating to the controlled-release formulation of zileuton and the anticipated clinical trials of the controlled-release and intravenous formulations of zileuton. We also expect to incur expenses related to additional clinical studies of zileuton in certain patient populations after we commercialize ZYFLO. The actual costs and timing for the development and commercialization of our zileuton products are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. As a result, we are unable to estimate the costs or the timing of advancing our zileuton products through clinical development and commercialization.

•	CTI-01. Expenses for CTI-01 decreased in the three months ended June 30, 2005 primarily due to lower preclinical costs offset by higher manufacturing costs as compared to the three months ended June 30, 2004. We expect our costs for this program will continue to increase for the remainder of 2005 as we continue a Phase II clinical trial of CTI-01 in patients undergoing major cardiac surgery including the use of a cardiopulmonary bypass machine. This trial and the other development work required for this program will require significant expenditures before we can seek regulatory approval. We estimate that the total direct costs that we will need to incur to advance CTI-01 through clinical development will be at least $25.0 million. However, the actual costs and timing of clinical trials and associated activities to enable a regulatory submission are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. As a result, we believe that these estimated direct costs may change significantly as the product advances through clinical development.

•	HMGB1. Expenses for HMGB1 increased slightly in the three months ended June 30, 2005 primarily due to our increased need for laboratory supplies to continue testing under our collaboration agreement with MedImmune. Our expenses for this program may vary from period to period depending on the resources required for activities being performed by us and those performed by MedImmune. We currently anticipate that most research and development costs relating to HMGB1 in 2005 will be covered by funding from MedImmune under our collaboration agreement. However, we expect to undertake some internal research and preclinical testing and we cannot be certain that the research payments received from MedImmune will fully cover the costs associated with these activities. The funding from MedImmune beyond 2005 will only be based on milestones achieved under the collaboration agreement. Because our HMGB1 program is still in preclinical development, the actual costs and timing of preclinical development, clinical trials and associated activities are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. As a result, we are not able to estimate the costs or the timing of advancing an HMGB1-inhibiting product or products through clinical development. The expenses for HMGB1 are reflected in the accompanying statement of operations as part of research and development expenses while the funding received from MedImmune to fund our research efforts is included in revenue under collaboration agreement.

•	Alpha-7. Expenses for our alpha-7 program increased in the three months ended June 30, 2005 primarily due to personnel costs and contract research associated with our efforts to develop small molecule product candidates. We anticipate that significant additional expenditures will be required to advance any product candidate or device through preclinical and clinical development and we expect to incur additional expenses to in-license or discover additional molecules under this program. However, because this project is at a very early stage, the actual costs and timing of research, preclinical development, clinical trials and associated activities are highly uncertain, subject to risk and will change depending upon the project we choose to develop, the clinical indication developed and the development strategy adopted. As a result, we are unable to estimate the costs or the timing of advancing a small molecule or medical device to stimulate the vagus nerve from our alpha-7 program through clinical development.
     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2005 were $4.5 million compared to $2.9 for the three months ended June 30, 2004. The $1.6 million increase in the three months ended June 30, 2005 was primarily attributable to the following:
•	Personnel costs increased $1.0 million as a result of the increase in the number of employees performing general and administrative functions from 15 employees at June 30, 2004 to 24 employees at June 30, 2005.

•	Personnel and related travel costs increased $934,000 as a result of the increase in the number of employees performing medical affairs and sales and marketing functions from 8 employees at June 30, 2004 to 31 employees at June 30, 2005 and increased costs associated with our ZYFLO launch planned for the fourth quarter of 2005.

•	The increase was partially offset by a decrease in facility and equipment costs of $472,000 primarily due to $441,000 of rent expense recorded in second quarter of 2004 related to the relocation from our former headquarters.
     Other Income. Interest income for the three months ended June 30, 2005 was $428,000 compared to $250,000 for the three months ended June 30, 2004. The increase in the three months ended June 30, 2005 was primarily attributable to higher interest rates and higher cash and investment balances from our recently completed financings. Interest expense amounted to $38,000 and $25,000 for the three months ended June 30, 2005 and June 30, 2004, respectively.

Six Months Ended June 30, 2005 and 2004
     Revenue Under Collaboration Agreements. We recognized revenues of $2.8 million for the six months ended June 30, 2005 compared to $1.6 million for the six months ended June 30, 2004. These revenues were primarily due to the portion of the $12.5 million of initial fees MedImmune paid us that we recognized in each period and a portion of the $1.5 million and $856,000 billed to MedImmune in 2004 and for the six months ended June 30, 2005, respectively, for development support. We have reported the balance of the payments as deferred revenue and will recognize such amount over the estimated 41-month research term of our agreement with MedImmune based on the proportion of cumulative costs incurred as a percentage of the total costs estimated for the performance period. As of June 30, 2005, we had $6.9 million in deferred revenue remaining to be recognized under our collaboration agreements with MedImmune and Beckman Coulter.
     Research and Development Expenses. Research and development expenses for the six months ended June 30, 2005 were $13.2 million compared to $10.6 million for the six months ended June 30, 2004, an increase of approximately $2.6 million. This increase was primarily due to higher expenses associated with the growth in the number of employees performing research and development functions and increased facilities, equipment and laboratory charges associated with our increased research and development activities during the six months ended June 30, 2005.
     The following table summarizes the primary components of our direct research and development expenses for the six months ended June 30, 2005 and 2004:

	Six Months
	Ended June 30,
	2005	2004
	(in thousands)
Zileuton	$6,810	$4,050
CTI-01	1,231	1,458
HMGB1	988	863
Alpha-7	1,074	689
General research and development expenses	2,806	2,532
Stock-based compensation expense	317	1,048

Total research and development expenses	$13,226	$10,640

     In the first half of 2005, we incurred $6.8 million in expenses related to our zileuton program as compared to $4.1 million during the first half of 2004. This increase was primarily due to our recently completed Phase II clinical trial of ZYFLO for moderate to severe inflammatory acne, the manufacturing costs related to the product registration and the initiation of the ZYFLO open-label study in patients with asthma or mastocytosis. In the first half of 2005, we incurred $1.1 million of expenses in connection with our alpha-7 program as compared to $0.7 million during the first half of 2004.
     These increases were partially offset by a decrease of $0.7 million in stock-based compensation expense from the first half of 2005 compared to the first half of 2004, primarily due to the effects of the change in the market price of our common stock on unvested non-employee options. The adjustment to stock-based compensation expense is calculated based on the change in fair value of our common stock during the period. The fair value of our common stock increased during the six months ended June 30, 2004, which resulted in higher stock-based compensation expense while the fair value of our common stock remained relatively flat during the six months ended June 30, 2005.
     Our general research and development expenses, which are not allocated to any specific program, increased by $274,000 in the six months ended June 30, 2005 compared to the corresponding period in 2004 primarily due to a $334,000 increase in rent expense resulting from our move into a larger research facility in 2004 and a $484,000 increase in personnel costs, offset by a $614,000 million decrease in leasehold amortization expense primarily attributable to non-recurring charges resulting from our move into a larger research facility.

     We anticipate that our research and development expenses will continue to increase as we further advance our research and development projects.
     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2005 were $8.8 million compared to $4.6 for the six months ended June 30, 2004. The $4.2 million increase in the six months ended June 30, 2005 was primarily attributable to the following:
•	Personnel costs increased $2.0 million as a result of the increase in the number of employees performing general and administrative functions from 15 employees at June 30, 2004 to 24 employees at June 30, 2005.

•	Personnel and related travel costs increased $1.5 million as a result of the increase in the number of employees performing medical affairs and sales and marketing functions from 8 employees at June 30, 2004 to 31 employees at June 30, 2005, and increased costs associated with our ZYFLO launch planned for the fourth quarter of 2005.

•	Directors and officers insurance and general business insurance costs increased $376,000 due to an increase in premiums following our initial public offering.
     Other Income. Interest income for the six months ended June 30, 2005 was $825,000 compared to $363,000 for the six months ended June 30, 2004. The increase in the six months ended June 30, 2005 was primarily attributable to higher interest rates and higher cash and investment balances from our recently completed financings. Interest expense amounted to $80,000 and $55,000 for the six months ended June 30, 2005 and June 30, 2004, respectively.
Liquidity and Capital Resources
     Sources of Liquidity
     Since our inception on July 14, 2000, we have financed our operations through the sale of common and preferred stock, debt financings, the receipt of interest income, and payments from our collaborators MedImmune and Beckman Coulter. As of June 30, 2005, we had $108.1 million in cash, cash equivalents and short-term investments. We have invested the net proceeds from our financings in highly liquid, interest-bearing, investment grade securities in accordance with our established corporate investment policy.
     In June 2005, we sold 9,945,261 shares of our common stock at a price of $5.48 per share, together with warrants to purchase an additional 3,480,842 shares of our common stock, in a private placement to certain institutional and other accredited investors. Our gross proceeds from the private placement were approximately $54.5 million, before deducting fees payable to placement agents and other transaction expenses payable by us.
     In July 2003, we entered into an exclusive license and collaboration agreement with MedImmune for the discovery and development of novel drugs for the treatment of acute and chronic inflammatory diseases associated with HMGB1, a newly discovered cytokine. Under this collaboration, MedImmune paid us initial fees of $12.5 million and an additional $2.3 million through June 30, 2005 to fund certain research expenses incurred by us for the HMGB1 program.
     Under our collaboration with MedImmune, we may receive additional payments upon the achievement of research, development and commercialization milestones up to a maximum of $124.0 million, after taking into account payments we are obligated to make to North Shore-Long Island Jewish Research Institute on milestone payments we receive from MedImmune. We anticipate that by the end of 2005, in addition to payments already received, we will receive $1.0 million in aggregate milestone payments from MedImmune, after taking into account payments we are obligated to make to North Shore. In addition, we expect to receive $644,000 in the second half of 2005 for additional development support under the MedImmune agreement.

     We finance the purchase of general purpose computer equipment, office equipment, fixtures and furnishings, test and laboratory equipment and software licenses and the completion of leasehold improvements through advances under our credit agreement with Silicon Valley Bank which was most recently modified as of June 30, 2004. We have granted Silicon Valley Bank a first priority security interest in substantially all of our assets, excluding intellectual property, to secure our obligations under the credit agreement. As of June 30, 2005, there was $2.1 million in debt outstanding under our credit agreement due to our outstanding debt under equipment advances. During the six months ended June 30, 2005, $418,000 in advances were made under the modified credit agreement and we have approximately $882,000 of borrowing capacity under the modified credit agreement available until December 31, 2005.
     The equipment advances made prior to the modification of our credit agreement on June 30, 2004 accrue interest at an effective interest rate between 8.6% and 9.1% per year. We are required to make equal monthly payments of principal and interest with respect to each advance made prior to June 30, 2004. The total repayment term for equipment advances made prior to June 30, 2004 is 48 months. Upon the maturity of any advance made prior to June 30, 2004, we are required to make a final payment to Silicon Valley Bank, in addition to the repayment of principal and interest, in an amount equal to a specified percentage of the original advance amount. The applicable percentage is 8.5% of the original principal amount for advances to finance equipment purchases. As of June 30, 2005, we had $400,000 in outstanding equipment advances made prior to June 30, 2004. Advances made under the modified credit agreement accrue interest at a rate equal to the prime rate plus 2% per year. Advances made under the modified credit agreement are required to be repaid in equal monthly installments of principal plus interest accrued through the date of repayment. The repayment term for advances made in 2004 is 42 months. The repayment term for advances made in 2005 is 36 months. Repayment begins the first day of the month following the advance. As of June 30, 2005, we had $1.7 million in outstanding advances under the modified credit agreement.
     Cash Flows
     Operating Activities. Net cash used in operating activities was $20.9 million in the six months ended June 30, 2005 compared to $11.7 million for the six months ended June 30, 2004. Net cash used in operations for the six months ended June 30, 2005 consisted of a net loss of $18.4 million, depreciation, amortization and the amortization of premiums on short-term investments of $978,000, stock based compensation expense of $952,000 and a decrease in working capital accounts of $4.4 million.
     Investing Activities. Investing activities provided $13.7 million of cash in the six months ended June 30, 2005 compared to $31.8 million of cash used in investing activities in the six months ended June 30, 2004. In the six months ended June 30, 2005, we made capital expenditures of $827,000 mainly for laboratory equipment associated with our increased research and development activities and software and we sold $42.2 million of our short-term investments which was offset by purchases of $27.7 million of short-term investments.
     Financing Activities. Financing activities provided $51.5 million of cash in the six months ended June 30, 2005 compared to $66.1 million in the six months ended June 30, 2004. Net cash provided by financing activities for the six months ended June 30, 2005 related to our private placement of common stock and warrants in June 2005 to certain institutional and other accredited investors. We sold 9,945,261 shares of our common stock at a price of $5.48 per share, together with warrants to purchase an additional 3,480,842 shares of our common stock, resulting in gross proceeds of $54.5 million. In connection with the private placement, we paid approximately $3.1 million in offering expenses and placement agent fees.
     Funding Requirements
     We expect to devote substantial resources to continue our research and development efforts, including preclinical testing and clinical trials, establish our sales and marketing infrastructure, achieve regulatory approvals and, subject to regulatory approval, commercially launch ZYFLO and the controlled-release formulation of zileuton and any future product candidates. We also expect to spend approximately $1.8 million in capital expenditures in the second half of 2005 for the purchase of software, computer equipment, manufacturing equipment and equipment for our laboratories which will be purchased, in part, with funds available under our credit agreement with Silicon Valley Bank. Our funding requirements will depend on numerous factors, including:
•	the costs and timing of the commercial launch of ZYFLO, if and when it is approved by regulatory authorities;

•	the costs and timing of the development and the commercial launch of the controlled-release formulation of zileuton, if and when it is approved by regulatory authorities;

•	the scope and results of our clinical trials;

•	advancement of our other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the time and costs involved in preparing, submitting and obtaining regulatory approvals;

•	the timing, receipt and amount of milestone and other payments, if any, from MedImmune, Beckman Coulter or future collaborators;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	continued progress in our research and development programs, as well as the magnitude of these programs;

•	the cost of manufacturing, marketing and sales activities;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the cost of obtaining and maintaining licenses to use patented technologies;

•	our ability to establish and maintain additional collaborative arrangements; and

•	the time and costs involved in certain corporate governance initiatives, including work related to the implementation of and compliance with the Sarbanes-Oxley Act of 2002.
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

     Based on our operating plans, we believe that our available cash and cash equivalents and anticipated cash received from product sales and anticipated payments received under collaboration agreements will be sufficient to fund anticipated levels of operations until the middle of 2007.
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
     Contractual Obligations
     We have summarized in the table below our fixed contractual obligations as of June 30, 2005.

	Payments Due by Period
		Less than	One to	Three to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
			(in thousands)
Short-and long-term debt	$2,117	$831	$1,286	$—	$—
Research and license agreements	7,803	615	201	234	6,753
Consulting agreements	971	329	642	—	—
Manufacturing and clinical trial agreements	7,448	6,207	1,194	47	—
Operating lease obligations	5,396	1,538	3,858	—	—

Total contractual cash obligations	$23,735	$9,520	$7,181	$281	$6,753

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
     We are party to a number of agreements that require us to make milestone payments. In particular, under our license agreement with Abbott Laboratories for zileuton, we agreed to make aggregate milestone payments of up to $13.0 million to Abbott upon the achievement of various development and commercialization milestones relating to zileuton, including the completion of the technology transfer from Abbott to us, filing and approval of a product in the United States and specified minimum net sales of licensed products. In addition, under our manufacturing agreement with SkyePharma, through its subsidiary Jagotec, for the controlled-release version of zileuton, we agreed to make aggregate milestone payments of up to $6.6 million upon the achievement of various development and commercialization milestones. We anticipate that, in addition to payments already made, by the end of 2005 we will pay $1.5 million in aggregate milestone payments related to zileuton.
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
     The amounts listed for manufacturing and clinical trial agreements represent amounts due to third parties for manufacturing, clinical trials and preclinical studies.
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
     Despite being approved by the FDA since 1996, ZYFLO has not achieved broad market acceptance. In the 12-month period ending September 2003, only 1,700 physicians prescribed the product. We may have difficulty expanding the prescriber and patient base for ZYFLO if physicians view the product as outdated or less effective than other products on the market. In addition, ZYFLO requires four-times-a-day dosing, which some physicians and patients may find inconvenient compared to other available asthma therapies that require dosing only once or twice daily.
     Moreover, perceptions about the safety of ZYFLO could limit the market acceptance of ZYFLO and the controlled-release formulation of zileuton. In the placebo-controlled clinical trials that formed the basis for FDA approval of ZYFLO, 1.9% of patients taking ZYFLO experienced increased levels of a liver enzyme called alanine transaminase, or ALT, of over three times the levels normally seen in the bloodstream, compared to 0.2% of patients receiving placebo. In addition, prior to FDA approval, a long-term trial was conducted in 2,947 patients to evaluate the safety of ZYFLO, particularly in relation to liver enzyme effects. In this safety trial, 4.6% of the patients taking ZYFLO experienced increased levels of ALT of over three times the levels normally seen in the bloodstream, compared to 1.1% of patients receiving placebo. The overall percentage of patients that experienced increases in ALT of over three times the levels normally seen in the bloodstream was 3.2% in approximately 5,000 asthma patients who received ZYFLO in the clinical trials that were reviewed by the FDA prior to its approval of ZYFLO. In these trials, one patient developed symptomatic hepatitis with jaundice, which resolved upon discontinuation of therapy, and three patients developed mild elevations in bilirubin, a protein. Furthermore, because ZYFLO can elevate liver enzyme levels, periodic liver function tests are recommended for patients taking ZYFLO and may be advisable for patients taking our other zileuton product candidates. Some physicians and patients may perceive liver function tests as inconvenient or indicative of safety issues, which would make them reluctant to prescribe or accept ZYFLO and other zileuton product candidates. As a result, many physicians may have negative perceptions about the safety of ZYFLO and other zileuton product candidates, which could limit their commercial acceptance.
     Until we obtain regulatory approval of our sNDA for ZYFLO, the product will not be commercially available. The absence of ZYFLO from the market could exacerbate any negative perceptions about ZYFLO if physicians believe the absence of ZYFLO from the market is related to safety or efficacy issues.
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
     If we are unable to expand the use of ZYFLO and any existing negative perceptions about ZYFLO persist, we will have difficulty achieving market acceptance for our other zileuton product candidates, such as the controlled-release formulation of zileuton. If we are unable to achieve market acceptance of ZYFLO or the controlled-release formulation of zileuton, we will not generate significant revenues unless we are able to successfully develop and commercialize other product candidates.
Our business will depend heavily on the commercial success of ZYFLO and the controlled-release formulation of zileuton.
     Other than ZYFLO and the controlled-release formulation of zileuton, our product candidates are in early clinical, preclinical and research stages of development and are a number of years away from commercialization. As a result, if we obtain regulatory approval to market ZYFLO and the controlled-release formulation of zileuton, they will account for almost all of our revenues for the foreseeable future. Research and development of product candidates is a lengthy and expensive process. Our early-stage product candidates in particular will require substantial funding for us to complete preclinical testing and clinical trials, initiate manufacturing and, if approved, initiate commercialization. If ZYFLO and the controlled-release formulation of zileuton are not commercially successful, we may be forced to find additional sources of funding earlier than we anticipated. If we are not successful in obtaining additional funding on acceptable terms, we may be forced to significantly delay, limit or eliminate one or more of our research, development or commercialization programs. In addition, we may be forced to dismantle or redeploy the sales force that we are building in connection with the anticipated launch of these product candidates.
If we do not successfully recruit and train qualified sales and marketing personnel and build a marketing and sales infrastructure, our ability to independently launch and market our product candidates, including ZYFLO, will be impaired. We will be required to incur significant costs and devote significant efforts to establish a direct sales force.
     We intend to independently launch and market ZYFLO, the controlled-release formulation of zileuton and other of our product candidates where we believe the target physician market can be effectively reached by our planned sales and marketing force. We intend to have a sales force of approximately 80 sales representatives by the time of our expected launch of ZYFLO in the fourth quarter of 2005. We believe that the aggregate sales and marketing costs to launch ZYFLO, including the cost of hiring our sales force, will be approximately $7.0 million in 2005. We are currently establishing distribution capabilities and have limited sales and marketing capabilities. We may not be able to attract, hire and train qualified sales and marketing personnel to build a significant or successful sales force. If we are not successful in our efforts to develop an internal sales force, our ability to independently launch and market our product candidates, including ZYFLO and the controlled-release formulation of zileuton, will be impaired.
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
     The probability of commercial success of each of our product candidates is subject to significant uncertainty. Factors that we believe will materially affect market acceptance of our product candidates under development include:
•	the timing of our receipt of any marketing approvals, the terms of any approval and the countries in which approvals are obtained;

•	the safety, efficacy and ease of administration;

•	the therapeutic benefit or other improvement over existing comparable products;

•	pricing and cost effectiveness;

•	the ability to be produced in commercial quantities at acceptable costs; and

•	the extent and success of our sales and marketing efforts.
     The failure of our product candidates, other than ZYFLO and the controlled-release formulation of zileuton, to achieve market acceptance would prevent us from ever generating meaningful revenues from sales of these product candidates.
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
     We may be unable to license or acquire suitable product candidates or products from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is competitive. A number of more established companies are also pursuing strategies to license or acquire products in the critical care market. These established companies may have a competitive advantage over us due to their size, cash resources or greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates or approved products include the following:
•	we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return from the product;

•	companies that perceive us as a competitor may be unwilling to assign or license their product rights to us; and

•	we may be unable to identify suitable products or product candidates within our areas of expertise.
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
     We depend on the principal members of our scientific and management staff, including Paul D. Rubin, M.D., our president and chief executive officer, Walter Newman, Ph.D., our chief scientific officer and senior vice president of research and development, Trevor Phillips, Ph.D., our chief operating officer and senior vice president of operations, Frank E. Thomas, our chief financial officer, senior vice president of finance and treasurer, and Frederick Finnegan, our senior vice president of sales and marketing. The loss of any of these individuals’ services would diminish the knowledge and experience that we, as an organization, possess and might significantly delay or prevent the achievement of our research, development or commercialization objectives and could cause us to incur additional costs to recruit replacement executive personnel. We do not maintain key person life insurance on any of these individuals or any of our other scientific and management staff.
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
     The development, manufacturing, pricing, sales and reimbursement of our product candidates, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company, with 93 employees as of June 30, 2005, the majority of whom joined us in 2004 and 2005. We rely heavily on third parties to conduct many important functions. Further, as a publicly traded company, we are subject to significant legal and regulatory requirements, including the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder, some of which have either only recently been adopted or are subject to change. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented and changing regulatory requirements, it is possible that we may not be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including significant fines, litigation, the suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market or other sanctions.
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
     Neither we nor any of our collaborators may market any of our products in the United States, Europe or in any other country without marketing approval from the FDA or the equivalent foreign regulatory agency. Although ZYFLO has been approved by the FDA, we are required to submit a sNDA with the FDA for ZYFLO because we have changed the manufacturing process and transferred the manufacturing production for the API of zileuton and the immediate-release ZYFLO finished product from Abbott to contract manufacturing sites. We submitted our sNDA for ZYFLO on March 31, 2005. The FDA may not approve our sNDA on a timely basis or at all.
     We expect to submit a NDA to the FDA for the controlled-release formulation of zileuton in the first half of 2006. At present, we are conducting production campaigns and assessing performance of the manufactured tablets, prior to initiation of bioavailability trials in healthy volunteers designed to confirm that our manufactured tablets behave similarly in the body to the tablets that had been manufactured by Abbott. During the transition from pilot scale manufacture to commercial scale, our tablets manufactured at commercial scale exhibited dissolution profiles that were slower than those manufactured at pilot scale. We believe we have isolated the source of this issue and have recently produced commercial scale tablets that have shown a similar dissolution profile to the pilot scale tablets. We are currently targeting to complete the registration batches and to initiate stability testing in the third quarter of 2005. We believe that any significant variability in product performance or delay in manufacturing could further delay the submission of the NDA.
     In May 2005, we held a pre-NDA meeting with the FDA for the controlled-release formulation of zileuton, during which the FDA informed us that new review guidance issued in April 2005 limits its ability to accept additional data during the NDA review process. Our strategy has been to file the NDA with six months of stability data and provide additional stability data during the NDA review period. We will continue to work with the FDA to explore what options may be available to us regarding a submission based on an initial six months of stability data. If the FDA requires nine or twelve months of stability data in the original NDA, this could delay our NDA submission for the product candidate beyond the first half of 2006.
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
     Our ability to enroll patients in our clinical trials in sufficient numbers and on a timely basis will be subject to a number of factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, competing trials with other product candidates and the eligibility criteria for the clinical trial. Delays in patient enrollment can result in increased costs and longer development times. In addition, subjects may drop out of our clinical trials and thereby impair the validity or statistical significance of the trials.
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

If we or our third-party manufacturers or service providers fail to comply with applicable laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our product candidates and may harm our reputation.
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
     We are relying on MedImmune to fund the development of and to commercialize product candidates in our HMGB1 program. We are relying on Beckman Coulter to fund the development and to commercialize diagnostics in our HMGB1 program. All of our revenues for the years ended December 31, 2003 and 2004 were derived from fees paid to us by MedImmune and all of our revenues for the six months ended June 30, 2005 were derived from fees paid to us by MedImmune and Beckman Coulter under collaboration agreements. We expect that until we generate revenue from the sale of ZYFLO, all of our revenues will continue to be derived from our collaboration agreements with MedImmune and Beckman Coulter. Additional payments due to us under the collaboration agreements with MedImmune and Beckman Coulter are generally based on our achievement of specific development and commercialization milestones that we may not meet. In addition, the collaboration agreements entitle us to royalty payments that are based on the sales of products developed and marketed through the collaborations. These future royalty payments may not materialize or may be less than expected if the related products are not successfully developed or marketed or if we are forced to license intellectual property from third parties. Accordingly, we cannot predict if our collaborations with MedImmune and Beckman Coulter will continue to generate revenues for us.

     Our collaboration agreement with MedImmune generally is terminable by MedImmune at any time upon six months notice or upon our material uncured breach of the agreement. Under the collaboration agreement, we are obligated to use commercially reasonable, good faith efforts to conduct the collaboration in accordance with rolling three-year research plans that describe and allocate between MedImmune and us responsibility for, among other things, the proposed research, preclinical studies, toxicology formulation activities and clinical studies for that time period. In addition, we and MedImmune agreed to work exclusively in the development and commercialization of HMGB1-inhibiting products for a period of four years, and, after such time, we have agreed to work exclusively with MedImmune in the development of HMGB1-inhibiting products for the remaining term of the agreement. If MedImmune were to terminate or breach our arrangement, and we were unable to enter into a similar collaboration agreement with another qualified third party in a timely manner or devote sufficient financial resources or capabilities to continue development and commercialization on our own, the development and commercialization of our HMGB1 program likely would be delayed, curtailed or terminated. The delay or termination of our HMGB1 program could significantly harm our future prospects. We intend to enter into collaboration agreements with other parties in the future that relate to other product candidates, and we are likely to have similar risks with regard to any such future collaborations.
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
     We have no manufacturing experience. In order to continue to develop product candidates, apply for regulatory approvals and commercialize our product candidates, we will need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties for the production of our product candidates for preclinical and clinical testing purposes and we expect to continue to do so in the future. We have contracted with Rhodia Pharma Solutions Ltd. to establish and validate a manufacturing process for the zileuton API and for commercial production of the API, subject to specified limitations, through December 31, 2009. We have also contracted with SkyePharma PLC, through its subsidiary Jagotec AG, for the manufacture of tablets of the controlled-release formulation of zileuton for clinical trials, regulatory review and, subject to negotiation of a commercial manufacturing agreement, commercial sale. In addition, we have contracted with Patheon Pharmaceuticals Inc. to establish a manufacturing process for ZYFLO and to manufacture ZYFLO for clinical trials and regulatory review and commercial sale.
     Only a limited number of manufacturers have the capability to supply us with zileuton. We have not secured a long-term commercial supply arrangement for any of our product candidates, other than the controlled-release formulation of zileuton, the zileuton API and ZYFLO. The manufacturing process for our product candidates is an element of the FDA approval process and we will need to contract with manufacturers who can meet the FDA requirements, including current Good Manufacturing Practices, on an ongoing basis. As part of obtaining regulatory approval for ZYFLO and the controlled-release formulation of zileuton, we are required to engage a commercial manufacturer to produce registration and validation batches of the drug consistent with regulatory approval requirements. Rhodia Pharma Solutions has produced the validation batches of API. We are dependent upon Rhodia Pharma Solutions, SkyePharma and Patheon, and will be dependent on any other third parties who manufacture our product candidates, to perform their obligations in a timely manner and in accordance with applicable government regulations. In addition, if we receive the necessary regulatory approval for our product candidates, we also expect to rely on third parties, including our collaborators, to produce materials required for commercial production. We may experience difficulty in obtaining adequate manufacturing capacity or timing for our needs. If we are unable to obtain or maintain contract manufacturing of these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our product candidates.
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
     We have experienced significant operating losses in each year since our inception in 2000. We had net losses of $18.4 million in the six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of approximately $77.0 million. We expect that we will continue to incur substantial losses for at least the next several years as we spend significant amounts to fund research, development and commercialization of our product candidates and to enhance our core technologies. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. We will need to generate significant revenues to pay these costs and achieve profitability. Until we are able to generate such revenues, we will need to raise substantial additional capital to fund our operations.

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
     We expect to devote substantial resources to continue our research and development efforts, including preclinical testing and clinical trials, establish our sales and marketing infrastructure, achieve regulatory approvals and, subject to regulatory approval, commercially launch ZYFLO and the controlled-release formulation of zileuton and any future product candidates. Our funding requirements will depend on numerous factors, including:
•	the costs and timing of the commercial launch of ZYFLO, if and when it is approved by regulatory authorities;

•	the costs and timing of the development, regulatory submission and approval and the commercial launch of the controlled-release formulation of zileuton, if and when it is approved by regulatory authorities;

•	the scope and results of our clinical trials;

•	advancements of other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the time and costs involved in preparing, submitting and obtaining regulatory approvals;

•	the timing, receipt and amount of milestone and other payments, if any, from MedImmune, Beckman Coulter or future collaborators;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	continued progress in our research and development programs, as well as the magnitude of these programs;

•	the cost of manufacturing, marketing and sales activities;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the cost of obtaining and maintaining licenses to use patented technologies;

•	our ability to establish and maintain additional collaborative arrangements; and

•	the time and costs involved in certain corporate governance initiatives, including work related to the implementation of and compliance with the Sarbanes-Oxley Act of 2002.
     We do not expect to generate significant additional funds from operations, other than payments that we receive from our collaboration with MedImmune or Beckman Coulter, until we achieve regulatory approvals and, subject to regulatory approval, commercially launch ZYFLO and the controlled-release formulation of zileuton. In addition to the foregoing factors, we believe that our ability to access external funds will depend upon the success of our other preclinical and clinical development programs, the receptivity of the capital markets to financings by biopharmaceutical companies, our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.
     The extent of our future capital requirements is difficult to assess and will depend largely on our ability to obtain regulatory approval for and successfully commercialize ZYFLO and the controlled-release formulation of zileuton. Based on our operating plans, we believe that our available cash and cash equivalents and anticipated cash received from product sales and anticipated payments received under collaboration agreements will be sufficient to fund anticipated levels of operations until the middle of 2007.

     For the six months ended June 30, 2005, our net cash used for operating activities was $20.9 million and we had capital expenditures of $827,000. If our existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product candidates, we will need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.
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
     As of June 30, 2005, our directors, executive officers and 5% or greater stockholders, together with their affiliates, to our knowledge, beneficially owned, in the aggregate, approximately 64.7% of our outstanding common stock. As a result, our directors, executive officers and 5% or greater stockholders, together with their affiliates, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and corporate notes, directly or through managed funds, with maturities of two years or less. Our cash is deposited in and invested through highly-rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2005, we estimate that the fair value of our investment portfolio would decline by approximately $79,000. In addition, we could be exposed to losses related to these securities should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures. Although we consider our investments to be available-for-sale securities in order to fund operations, if necessary, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Recent Sales of Unregistered Securities
     On June 20, 2005, we sold an aggregate of 9,945,261 shares of our common stock at a price of $5.48 per share, together with warrants to purchase an aggregate of 3,480,842 shares of our common stock, for a total purchase price of approximately $54.5 million. The sales were made to institutional and other accredited investors without registration under the Securities Act of 1933, as amended, or the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. The warrants are exercisable until June 6, 2010 at an exercise price of $6.58 per share. The warrants may also be exercised on a cashless basis. Our net proceeds from the private placement equaled approximately $51.4 million, after deducting fees payable to the placement agents of approximately $3.1 million and other transaction expenses payable by us. We subsequently filed a registration statement with the SEC to register the public resale of these shares and the shares issuable upon exercise of the warrants, which the SEC declared effective on July 14, 2005.
     Uses of Proceeds from Registered Securities
     In June 2004, we sold 6,110,000 shares of our common stock in our initial public offering, including 110,000 shares upon the exercise of an over-allotment option by the underwriters, pursuant to a registration statement on Form S-1 (File No. 333-113727), which was declared effective by the SEC on May 26, 2004. Our net proceeds from the offering equaled approximately $37.8 million. Through June 30, 2005, we have not used any of the net proceeds from the offering. The net proceeds of the offering are invested in short-term investment grade corporate and U.S. government securities. There has been no material change in our planned use of the net proceeds of the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     The following matters were submitted to a vote of our stockholders at our 2005 Annual Meeting of Stockholders held on June 2, 2005 and approved by the requisite vote of our stockholders as follows:
     1. To elect Christopher Walsh, Ph.D., H. Shaw Warren, M.D., and Robert H. Zeiger to our board of directors to serve as Class I directors, each for a term of three years.

	Number of Shares
Nominee	For	Withheld
Christopher Walsh, Ph.D.	21,056,821	51,211
H. Shaw Warren, M.D.	21,002,321	105,711
Robert H. Zeiger	21,056,821	51,211

     2. To amend our 2004 Stock Incentive Plan to increase the number of shares authorized for issuance under the 2004 Plan by 860,000 shares.

Number of Shares
For	Against	Abstain	Broker Non-Vote
18,130,581	1,563,833	200	1,413,418
     3. To ratify our board of directors’ selection of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2005.

Number of Shares
For	Against	Abstain
21,057,032	50,000	1,000
The number of shares of our common stock eligible to vote as of the record date of April 14, 2005 was 24,099,375 shares.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.
     The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITICAL THERAPEUTICS, INC.
Date: August 12, 2005	/s/ Paul D. Rubin
Paul D. Rubin, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2005	/s/ Frank E. Thomas
Frank E. Thomas
Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Warrant Agreement between the Registrant and Mellon Investor Services LLC as Warrant Agent, dated June 20, 2005 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2005 (SEC File No. 000-50767)).
4.2	Form of Warrant (Included in Exhibit 4.1).
10.1	Form of Securities Purchase Agreement between the Registrant and certain Purchasers, dated June 6, 2005 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 7, 2005 (SEC File No. 000-50767)).
10.2	Management Rights Letter Agreement between the Registrant and Prospect Venture Partners III, L.P., dated June 20, 2005 (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 23, 2005 (SEC File No. 000-50767)).
10.3+	Manufacturing Services Agreement between Patheon Pharmaceuticals Inc. and the Registrant, dated June 28, 2005.
10.4	Summary Description of Director Compensation.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.