Form 10-Q
period 2006-06-30
CRITICAL THERAPEUTICS INC
filed 2006-08-09
CIK 1145404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____________ to ____________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 7, 2006, the registrant had 34,244,456 shares of Common Stock, $0.001 par value per share, outstanding.

CRITICAL THERAPEUTICS, INC.
FORM 10-Q

PART I. Financial Information
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein regarding possible therapeutic benefits and market acceptance of ZYFLO® (zileuton tablets), the progress and timing of our drug development programs and related trials, the efficacy of our drug candidates, our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements made under the provisions of The Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates” and risks relating to: the extent of market acceptance of ZYFLO; our ability to rely on historical data in seeking marketing approval for the controlled-release formulation of zileuton, including the sufficiency and acceptability of the results of the pharmacokinetic studies of the controlled-release formulation of zileuton for U.S. Food and Drug Administration, or FDA, purposes; the expected timing and outcome of the new drug application, or NDA, for the controlled-release formulation of zileuton and related discussions with the FDA; our ability to maintain regulatory approval to market and sell ZYFLO; our ability to transition our management team effectively; our ability to develop and maintain the necessary sales, marketing, distribution and manufacturing capabilities to commercialize ZYFLO; patient, physician and third-party payor acceptance of ZYFLO as a safe and effective therapeutic product; adverse side effects experienced by patients taking ZYFLO; the results of preclinical studies and clinical trials with respect to our products under development and whether such results will be indicative of results obtained in later clinical trials; the timing and success of submission, acceptance and approval of regulatory filings, including the new drug application for the controlled-release formulation of zileuton; our heavy dependence on the commercial success of ZYFLO and, if approved, the controlled-release formulation of zileuton; our ability to obtain the substantial additional funding required to conduct our research, development and commercialization activities; our dependence on our strategic collaboration with MedImmune, Inc.; and our ability to obtain, maintain and enforce patent and other intellectual property protection for ZYFLO, our discoveries and drug candidates. These and other risks are described in greater detail below under the caption “Risk Factors” in Part II, Item 1A. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements in this quarterly report represent our views only as of the date of this quarterly report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Item 1. Financial Statements
CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
in thousands, except share data	2006	2005

Assets:
Current assets:
Cash and cash equivalents	$37,292	$57,257
Accounts receivable, net	957	1,024
Amount due under collaboration agreements	250	205
Short-term investments	14,869	25,554
Inventory, net	2,786	1,869
Prepaid expenses and other	1,563	2,179

Total current assets	57,717	88,088

Fixed assets, net	3,333	3,563
Other assets	168	168

Total assets	$61,218	$91,819

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,151	$1,179
Accounts payable	4,292	4,615
Accrued expenses	4,568	4,876
Revenue deferred under collaboration agreements	3,259	5,706
Deferred product revenue	1,272	1,707

Total current liabilities	14,542	18,083

Long-term debt and capital lease obligations, less current portion	930	1,489
Stockholders’ equity:
Preferred stock, par value $0.001; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.001; authorized 90,000,000 shares; issued and outstanding 34,237,790 and 34,126,977 shares at June 30, 2006 and December 31, 2005, respectively	34	34
Additional paid-in capital	182,806	181,718
Deferred stock-based compensation	(296)	(3,794)
Accumulated deficit	(136,767)	(105,617)
Accumulated other comprehensive loss	(31)	(94)

Total stockholders’ equity	45,746	72,247

Total liabilities and stockholders’ equity	$61,218	$91,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in thousands except share and per share data	2006	2005	2006	2005

Revenues:
Net product sales	$1,809	$—	$2,831	$—
Revenue under collaboration agreements	1,696	1,431	2,947	2,790

Total revenues	3,505	1,431	5,778	2,790

Costs and expenses:
Cost of products sold	890	—	1,394	—
Research and development	6,935	6,652	16,328	13,226
Sales and marketing	5,663	1,755	12,570	2,992
General and administrative	5,081	2,741	8,009	5,763

Total costs and expenses	18,569	11,148	38,301	21,981

Operating loss	(15,064)	(9,717)	(32,523)	(19,191)
Other income (expense):
Interest income	716	428	1,488	825
Interest expense	(55)	(38)	(115)	(80)

Total other income	661	390	1,373	745

Net loss	($14,403)	($9,327)	($31,150)	($18,446)

Net loss per share	($0.42)	($0.37)	($0.91)	($0.75)

Basic and diluted weighted-average common shares outstanding	34,203,598	25,045,206	34,150,432	24,457,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30,
in thousands	2006	2005

Cash flows from operating activities:
Net loss	($31,150)	($18,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	500	393
Amortization of premiums on short-term investments and other	(1)	585
Loss on disposal of fixed assets	51	—
Reserve for inventory	702	—
Stock-based compensation expense	4,523	952
Changes in assets and liabilities:
Accounts receivable	67	—
Amount due under collaboration agreements	(45)	(475)
Inventory	(1,619)	—
Prepaid expenses and other	616	(882)
Accounts payable	(323)	(1,445)
Accrued expenses	(308)	114
Revenue deferred under collaboration agreements	(2,447)	(1,684)
Deferred product revenue	(435)	—

Net cash used in operating activities	(29,869)	(20,888)

Cash flows from investing activities:
Purchases of fixed assets	(321)	(827)
Proceeds from sales and maturities of short-term investments	22,551	42,190
Purchases of short-term investments	(11,802)	(27,708)

Net cash provided by investing activities	10,428	13,655

Cash flows from financing activities:
Net proceeds from private placement of common stock	—	51,535
Proceeds from exercise of stock options	63	21
Proceeds from long-term debt	—	418
Repayments of long-term debt and capital lease obligations	(587)	(505)

Net cash provided by (used in) financing activities	(524)	51,469

Net increase (decrease) in cash and cash equivalents	(19,965)	44,236
Cash and cash equivalents at beginning of period	57,257	11,980

Cash and cash equivalents at end of period	$37,292	$56,216

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$117	$80

Non-cash investing and financing activities:
Adjustment to deferred stock-based compensation for services to be performed	$716	$146

Unrealized gain on investments	$63	$101

Common stock offering expenses included in accrued expenses	$—	$173

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
     Operating results for the three and six-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results for the full year. Certain amounts in the condensed consolidated statement of operations for the six months ended June 30, 2005 have been reclassified to conform to current year presentation.
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
     The Company sells ZYFLO, a tablet formulation of zileuton, to wholesalers, distributors and pharmacies, which have the right to return purchased product. In accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, the Company cannot recognize revenue on product shipments until it can reasonably estimate returns relating to these shipments. Under SFAS No. 48, the Company defers recognition of revenue on product shipments of ZYFLO to its customers until the product is dispensed through patient prescriptions. The Company estimates prescription units dispensed based on distribution channel data provided by external, independent sources. ZYFLO received by patients through prescription is not subject to return. During the second quarter of 2006, the Company obtained additional distribution channel data from mail-order pharmacies and non-retail facilities, such as clinics and hospitals, allowing it to better estimate total prescriptions filled. This resulted in the recognition of $173,000 of additional revenue in the second quarter of 2006. For the quarter ended June 30, 2006, product sales, net of discounts and rebates, was $1.8 million. Product shipments not recognized are included in deferred product revenue on the accompanying consolidated balance sheet. The Company will continue to recognize revenue upon prescription units dispensed until it can reasonably estimate product returns based on its product returns experience. At that time, the Company will record a one-time increase in net product sales related to the recognition of revenue previously deferred. In addition, the Company’s product sales are subject to various rebates, discounts and incentives that are customary in the pharmaceutical industry.
     Under the Company’s collaboration agreements with MedImmune and Beckman Coulter, the Company is entitled to receive non-refundable license fees, milestone payments and other research and development payments. Payments received are initially deferred from revenue and subsequently recognized in the Company’s statement of operations when earned. The Company must make significant estimates in determining the performance period and periodically review these estimates, based on joint management committees and other information shared by the Company’s collaborators. The Company recognizes these revenues over the estimated performance period as set forth in the contracts based on proportional performance and adjusted from time to time for any delays or acceleration in the development of the product. For example, a delay or acceleration of the performance period by the Company’s collaborator may result in further deferral of revenue or the acceleration of revenue previously deferred. Because MedImmune and Beckman Coulter can each cancel its agreement with the Company, the Company does not recognize revenues in excess of cumulative cash collections. In June 2006, the Company revised its cost estimate to reflect lower than expected costs to be incurred over the remainder of the MedImmune contract. The change in estimate resulted in an increase in revenue recognized of approximately $479,000 in the second quarter of 2006.
     At June 30, 2006, the Company’s account receivable balance was net of allowances of $22,000.
(3) Cash Equivalents and Short-Term Investments
     The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents.
     Short-term investments consist primarily of U.S. government treasury and agency notes, corporate debt obligations, municipal debt obligations, auction rate securities and money market funds, each of investment-grade quality, which have a maturity date greater than 90 days that can be sold within one year. These securities are held until such time as the Company intends to use them to meet the ongoing liquidity needs to support its operations. These investments are recorded at fair value and accounted for as available-for-sale securities. The unrealized gain (loss) during the period is recorded as an adjustment to stockholders’ equity. The Company recorded unrealized gains on investments of $34,000 and $63,000 during the three and six months ended June 30, 2006, respectively. The Company recorded unrealized gains on investments of $131,000 and $101,000 during the three and six months ended June 30, 2005, respectively. The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization or accretion is included in interest income (expense) in the corresponding period. The Company has concluded that the unrealized gain (loss) on investments is temporary and therefore no impairment exists during the three and six months ended June 30, 2006.
(4) Inventory
     Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. As of June 30, 2006, the Company held $2.8 million in inventory to be used for sales related to its commercial product, ZYFLO. The Company analyzes its inventory levels quarterly and writes-down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory or inventory that does not meet certain Company specifications is disposed of and the related costs are written off. In the quarter ended June 30, 2006, approximately eight lots of ZYFLO tablets did not meet manufacturing specifications. The deviations were a result of the Company’s contract manufacturer failing to meet the Company’s manufacturing specifications. In the three months ended June 30, 2006, the Company recorded a reserve of approximately $464,000 related to ZYFLO’s active pharmaceutical ingredient, or API, costs related to the product not meeting the Company’s manufacturing specifications and $95,000 related to other inventory that is unlikely to be sold. In June 2006, the Company recorded a receivable, included in its other current assets, of $590,000 for reimbursement owed to it for $464,000 of costs related to API and $126,000 of costs related to samples and certain manufacturing costs related to these lots not meeting the manufacturing specifications. At June 30, 2006, the inventory related to these lots has not yet been disposed.

Inventory consisted of the following at June 30, 2006 and December 31, 2005, respectively (in thousands):

	June 30,	December 31,
	2006	2005
Raw material	$3,081	$1,425
Work in process	—	332
Finished goods	687	392

Total inventory	3,768	2,149
Less: reserve	(982)	(280)

Inventory, net	$2,786	$1,869

     The Company currently purchases the API for its commercial requirements for ZYFLO from a single source. In addition, the Company currently manufactures ZYFLO with a single third-party manufacturer. The disruption or termination of the supply of API, a significant increase in the cost of the API from this single source or the disruption or termination of the manufacturing of the commercial product could have a material adverse effect on the Company’s business, financial position and results of operations.
(5) Comprehensive Loss
     Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and comprehensive loss is the unrealized gain (loss) on short-term investments for the period. Total comprehensive loss was $14.4 million and $31.1 million for the three and six months ended June 30, 2006, respectively, and was $9.2 million and $18.3 million for the three and six months ended June 30, 2005, respectively. The unrealized gain (loss) on investments is the only component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.
(6) Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic-value method as prescribed by APB No. 25 and related interpretations. Accordingly, no compensation expense was recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. Conversely, when the exercise price for accounting purposes was below fair value of the Company’s common stock on the date of grant, a non-cash charge to compensation expense was recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. The Company issued options prior to March 19, 2004, the date it filed its initial registration statement on Form S-1, or S-1, with the SEC, at values less than deemed fair market value. This resulted in recording deferred compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective application method, which allows the Company to recognize compensation cost for granted, but unvested, awards, new awards and awards modified, repurchased, or cancelled after the required effective date. Options granted prior to the date of the initial S-1 filing continue to be accounted for under APB No. 25.
     All stock-based awards to non-employees are accounted for at their fair market value in accordance with SFAS 123(R) and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF No. 96-18. The Company periodically remeasures the fair value of the unvested portion of stock-based awards to non-employees, resulting in charges or credits to operations in periods when such remeasurement results in differences between the fair value of the underlying common stock and the exercise price of the options that is greater than or less than the differences, if any, between the fair value of the underlying common stock and the exercise price of the options at their respective previous measurement dates. For the three and six months ended June 30, 2006 the Company reduced its previously recorded deferred stock-based compensation by approximately $139,000 and $285,000, respectively.
     For the three and six months ended June 30, 2005, had employee compensation expense been determined based on the fair value at the date of grant consistent with SFAS No. 123(R), the Company’s pro forma net loss and pro forma net loss per share would have been as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
(in thousands, except loss per share data)
Net loss — as reported	$(9,327)	$(18,446)
Add: Stock-based compensation expense included in reported net loss	448	895
Deduct: Stock-based compensation expense determined under fair value method	(846)	(1,672)

Net loss — pro forma	$(9,725)	$(19,223)

Net loss per share (basic and diluted):
As reported	$(0.37)	$(0.75)

Pro forma	$(0.39)	$(0.79)

     Stock option activity for the six months ended June 30, 2006 and June 30, 2005 was as follows:

	2006		2005
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise Price	Number of	Exercise Price
	Shares	Per Share	Shares	Per Share
Outstanding–January 1	6,200,106	$5.03	4,500,270	$4.23
Granted	741,250	6.97	358,500	7.27
Exercised	(89,204)	0.46	(13,668)	1.50
Cancelled	(62,594)	6.34	(3,540)	5.28

Outstanding–March 31	6,789,558	$5.29	4,841,562	$4.46
Granted	1,661,250	3.99	311,000	5.64
Exercised	(21,609)	1.04	(1,383)	5.86
Cancelled	(1,020,344)	5.85	(58,000)	6.50

Outstanding–June 30	7,408,855	$4.93	5,093,179	$4.51

Exercisable–June 30	2,595,458	$4.13	960,495	$1.83

     The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at June 30, 2006 were 8.7 years and $3.4 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at June 30, 2006 were 7.9 years and $2.8 million, respectively. The total intrinsic value of the options exercised during the three months ended June 30, 2006 was approximately $65,000.
     As of June 30, 2006, $297,000 of deferred compensation has yet to be recognized. Such amounts will be recognized over the next 20 months. The Company expenses this deferred stock-based compensation to operations over the vesting period of the options and recorded stock-based compensation expense of $158,000 for the six months ended June 30, 2006 and $952,000 for the six months ended June 30, 2005.
     The total fair value of the shares vested (other than pre S-1 shares vested) and expensed during the three months ended June 30, 2006 was $2.5 million. As of June 30, 2006 there was $17.1 million of total unrecognized compensation expense (including the pre S-1 shares) related to unvested share-based compensation awards granted under the Company’s stock plans, which is expected to be recognized over a weighted average period of 1.6 years.
     The Company anticipates recording additional stock-based compensation expense of $3.4 million in the second half of 2006, $6.4 million in 2007, $4.4 million in 2008 and $2.9 million thereafter relating to the amortization of unrecognized compensation expense as of June 30, 2006. These anticipated compensation expenses do not include any adjustment for new or additional options to purchase common stock granted to employees.
     Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the calculated fair value may not necessarily be indicative of the actual fair value of the stock options. The Company has computed the impact under SFAS No. 123(R) for options granted using the Black-Scholes option-pricing model for the quarter ended June 30, 2006 and has computed the pro forma disclosures required under the modified prospective method for the quarter ended June 30, 2005. The Company increased its assumption for the three and six months ended June 30, 2006 regarding expected volatility to 60% from 58% in the corresponding periods of 2005. The revised rate is based on the Company’s actual historical volatility since its initial public offering. In addition, the Company increased its assumption for the three and six months ended June 30, 2006 regarding expected life to 6.25 years from 4 years in prior years. The expected life of options granted was estimated using the simplified method calculation as prescribed by SFAS No. 123(R). The assumptions used and weighted-average information are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk free interest rate	5.1%	3.9%	4.9%	3.7%
Expected dividend yield	0%	0%	0%	0%
Expected forfeiture rate	4.2%	—	4.2%	—
Expected life	6.25 years	4 years	6.25 years	4 years
Expected volatility	60%	58%	60%	58%
Weighted-average fair value of options granted equal to fair value	$2.45	$3.01	$2.99	$2.69
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
     In April 2006, the stockholders of the Company approved the Company’s 2006 Employee Stock Purchase Plan (the “2006 Stock Purchase Plan”). The 2006 Stock Purchase Plan was adopted by the Company’s board of directors in February 2006. The 2006 Stock Purchase Plan provides for the issuance of up to 400,000 shares of the Company’s common stock to participating employees and is implemented by offering periods with a duration of six months. Offerings will begin each June 1 and December 1, or the first business day thereafter, commencing June 1, 2006.
     On the first day of an offering period, the Company will grant to each eligible employee who has elected to participate in this plan a purchase right for shares of common stock. The employee may authorize up to 15% of his or her compensation to be deducted during the offering period. On the last business day of the offering period, the employee will be deemed to have exercised the purchase right, at the applicable purchase price per share, to the extent of accumulated payroll deductions. The purchase price per share under this plan will be 85% of the lesser of the closing price per share of the common stock on the Nasdaq Global Market on the first day of the offering period or the last business day of the offering period. The 2006 Stock Purchase Plan may be terminated at any time by the Company’s board of directors.
     In June 2006, both the Company’s former President and Chief Executive Officer and Senior Vice President of Sales and Marketing resigned. Upon resignation, 50% of their remaining unvested stock-based compensation awards vested. In accordance with SFAS No. 123(R), the Company recorded stock-based compensation for all accelerated awards. In June 2006, the Company recorded $1.3 million of stock-based compensation expense in general and administrative expense and $525,000 of stock-based compensation expense in sales and marketing expense due to the acceleration of vesting on options held by the former President and Chief Executive Officer and Senior Vice President of Sales and Marketing, respectively.
(7) Restructuring
          In May 2006, the Company recorded charges of $499,000 for a restructuring of its operations that is intended to better align costs with revenue and operating expectations. The restructuring charges, which include $95,000 in general and administrative expense, $231,000 in research and development expense and $173,000 in sales and marketing expense, pertain to employee severance benefits, outplacement services, automobile lease termination fees and impairment of assets.

The restructuring charges were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
          In connection with the restructuring plan, the Company terminated 27 employees or approximately 16% of the Company’s workforce, resulting in a severance charge of $383,000, which was accrued in May 2006. None of these employees remained employed as of May 31, 2006. As a result of terminating these employees, the Company recorded an automobile lease termination fee of $54,000, an outplacement service fee of $39,000 and an impairment charge of $23,000 for computer equipment for which the future use is currently uncertain. In the second quarter of 2006 the Company paid $203,000 of severance and other related charges which include $35,000 in general and administrative expense, $111,000 in research and development expense and $57,000 in sales and marketing expense. At June 30, 2006, the Company had $296,000 remaining in accrued expense related to its May restructuring.
          In addition, at June 30, 2006, the Company had $972,000 of accrued severance and bonus expense related to the resignation of its former President and Chief Executive Officer and its former Senior Vice President of Sales and Marketing, which is not included in the restructuring charges above. These amounts are expected to be paid in December 2006 in accordance with the contractual terms of the severance and release agreements signed by the individuals.
(8) Basic and Diluted Loss per Share
     Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. Anti-dilutive securities that are not included in the diluted net loss per share calculation aggregated 10,917,110 and 8,680,590 as of June 30, 2006 and 2005, respectively. These anti-dilutive securities consist of outstanding stock options, warrants, and unvested restricted common stock as of June 30, 2006 and 2005.
     The following table reconciles the weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted-average common shares outstanding	34,236,210	25,192,703	34,190,231	24,647,257
Less: weighted-average restricted common shares outstanding	(32,612)	(147,498)	(39,799)	(190,158)

Basic and diluted weighted-average common shares outstanding	34,203,598	25,045,206	34,150,432	24,457,098

(9) Commitments and Contingencies
     The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include costs for research and development and license agreements that represent the Company’s fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These amounts do not include any additional amounts that the Company may be required to pay under its license agreements upon the achievement of scientific, regulatory and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of an investigational new drug application to the U.S. Food and Drug Administration, or FDA, similar submissions to foreign regulatory authorities and the first commercial sale of the Company’s products in various countries. These agreements include costs related to manufacturing, clinical trials and preclinical studies performed by third parties. The estimated amount that may be incurred in the future under these agreements totals approximately $13.7 million as of June 30, 2006. The amount and timing of these commitments may change, as they are largely dependent on the rate of enrollment in and timing of the development of the Company’s product candidates. As of June 30, 2006, the Company has $130,000 and $912,000 included in prepaid expenses and accrued expenses, respectively, related to these agreements on the accompanying condensed consolidated balance sheet. These agreements are accounted for under the percentage of completion method.

     The Company is also party to a number of agreements that require it to make milestone payments, royalties on net sales of the Company’s products and payments on sublicense income received by the Company. In addition, the Company entered into a manufacturing and supply agreement with Shasun Pharma Solutions Ltd. (formerly Rhodia Pharma Solutions), or Shasun, for commercial production of the API for ZYFLO, subject to specified limitations, through December 31, 2009. Under this agreement, the Company committed to purchase a minimum amount of API by December 31, 2006. The API purchased from Shasun currently has a shelf-life of 24 months. The Company evaluates the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, the Company is required to make judgments as to the future demand for current or committed inventory levels and as to the expiration dates of its product. As of June 30, 2006, no reserves have been recorded for purchase commitments.
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
Financial Operations Overview
     We are a biopharmaceutical company and have devoted substantially all of our efforts since inception to the commercialization of our product, ZYFLO, research and development and in-licensing of product candidates designed to treat respiratory, inflammatory and critical care diseases linked to the body’s inflammatory response. ZYFLO is approved by the FDA for the prevention and chronic treatment of asthma in adults and children 12 years of age and older. We were incorporated in July 2000 as Medicept, Inc. and changed our name to Critical Therapeutics, Inc. in March 2001. We completed an initial public offering of our common stock in June 2004 and our common stock is currently traded on the Nasdaq Global Market.
     We began selling ZYFLO in the United States in October 2005. In addition, we believe that zileuton has potential therapeutic benefits in a range of other diseases and conditions, such as acute asthma exacerbations and chronic obstructive pulmonary disease, or COPD. We are currently incurring costs to expand the potential applications of zileuton through development of additional formulations, including controlled-release and intravenous formulations. In April 2006, the FDA accepted our proposal to submit a new drug application, or NDA, for our controlled-release formulation of zileuton with six months of primary and accelerated stability data and to provide additional stability data during the NDA review period, without impacting the action date by the FDA. We submitted the NDA to the FDA on July 31, 2006.
     We are also developing product candidates to regulate the excessive inflammatory response that can damage vital internal organs and, in the most severe cases, result in multiple organ failure and death.
•	HMGB1. We believe that a cytokine called HMGB1, or high mobility group box protein 1, may be an important target for the development of products to treat inflammation-mediated diseases because of the timing and the duration of its release from cells into the bloodstream. We are currently collaborating with MedImmune, Inc. on preclinical development of monoclonal antibodies directed towards HMGB1 in a number of animal models. We believe these antibodies could act to neutralize circulating HMGB1 and be used to target diseases such as sepsis or rheumatoid arthritis. In addition, we are currently collaborating with Beckman Coulter, Inc. on development of a diagnostic directed towards measuring HMGB1 in the bloodstream.

•	Alpha-7. We are developing small molecules designed to inhibit the body’s inflammatory response by acting on the nicotinic alpha-7 cholinergic target, which is a cell receptor associated with the production of the cytokines that play a fundamental role in the inflammatory response. We believe that successful development of a product candidate targeting the nicotinic alpha-7 cholinergic target could lead to an oral anti-cytokine therapy for acute and chronic inflammatory diseases

•	CTI-01. In March 2006, we announced that we had discontinued a Phase II clinical trial of CTI-01, a small molecule product candidate that we had been developing for prevention of complications that can occur in patients after cardiopulmonary bypass, a procedure commonly performed during heart surgery. We discontinued the trial after routine testing revealed some swelling in the butyl rubber stoppers used to seal the vials that stored the drug. We are analyzing the safety and efficacy data from the 102 patients who received medication before we discontinued the trial. We expect to complete our analysis of the trial data in the third quarter of 2006. Decisions on the future development of CTI-01 will depend upon the outcome of the analysis of the data.
     Since our inception, we have incurred significant losses each year. As of June 30, 2006, we had an accumulated deficit of $136.8 million. We expect to incur significant losses for the foreseeable future and we may never achieve profitability at all. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect our operating losses to continue over the next several years as we fund our development programs, market and sell ZYFLO and prepare for the potential commercial launch of our product candidates.
     In May 2006, we announced a comprehensive review of our cost structure to reduce expenses for 2006 and 2007. These reductions are intended to reduce our operating expenses to allow us to better support our operations leading up to our anticipated 2007 launch of the controlled-release formulation of zileuton. After a preliminary review of our operating budget, we identified approximately $15 million to $20 million in potential cost reductions for 2006. Prior to June 30, 2006, we finalized and implemented the steps that we anticipate will be necessary to realize these cost reductions. We anticipate these cost reductions to come primarily from lower spending on early stage discovery and research programs, reduced headcount and a deferral of some manufacturing initiatives. In addition, based on an evaluation of all our sales territories for performance and market potential, we identified territories for consolidation or elimination and have reduced our sales force to approximately 60 representatives from 80 representatives.
     In June 2006, we announced that Paul D. Rubin, M.D. had stepped down from his position as our President and Chief Executive Officer and resigned from our board of directors and that Frederick Finnegan had resigned from his position as our Senior Vice President of Sales and Marketing. In connection with these departures, we are obligated to make aggregate lump sum cash severance payments of approximately $947,000 to these former executives.
     Since inception, we have raised proceeds to fund our operations through our initial public offering of common stock, private placements of equity securities, debt financings, the receipt of interest income, payments from our collaborators MedImmune and Beckman Coulter, and, beginning in the fourth quarter of 2005, revenues from sales of ZYFLO.
     In July 2003, we entered into an exclusive license and collaboration agreement with MedImmune for the discovery and development of novel drugs for the treatment of acute and chronic inflammatory diseases associated with HMGB1. Under this collaboration, MedImmune paid us initial fees of $12.5 million in 2003 and an additional $500,000 in the first half of 2006, $2.75 million in 2005 and $1.5 million in 2004 for milestone payments and to fund certain research expenses incurred by us for the HMGB1 program.
     In January 2005, we entered into a license agreement with Beckman Coulter relating to the development of diagnostics for measuring HMGB1. In consideration for the license, Beckman Coulter paid us a product evaluation license fee of $250,000 in February 2005.
     Revenues. From our inception on July 14, 2000 through the third quarter of 2005, we derived all of our revenues from license fees, research and development payments and milestone payments that we have received from our collaboration agreements with MedImmune and Beckman Coulter. In the fourth quarter of 2005, we began shipping our first commercial product, ZYFLO. We recorded $1.0 million and $1.8 million in net product sales for the quarters ended March 31, 2006 and June 30, 2006, respectively.
     Cost of products sold. Cost of products sold consists of manufacturing, distribution and other costs related to our commercial product, ZYFLO. In addition, it includes royalties to third parties related to ZYFLO and any write-offs to reserve for excess or obsolete inventory. Most of our manufacturing and distribution costs are paid to third party manufacturers. However, there are some internal costs reflected in cost of products sold, including salaries and expenses related to managing our supply chain and for quality assurance and release testing.
     Research and Development Expenses. Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for monitoring and analyzing clinical trials, milestone payments to third parties, costs related to the development of our NDA for the controlled-release formulation of zileuton, costs of contract research and manufacturing and the cost of facilities. In addition, research and development expenses include the cost of our medical affairs and medical information functions, which educate physicians on the scientific aspects of our commercial products and the approved indications, labeling and the costs of monitoring adverse events. After FDA approval of a product candidate, manufacturing expenses associated with a product will be recorded as cost of products sold rather than research and development expenses. We expense research and development costs and patent related costs as incurred. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any particular project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in the aggregate in support of all research and development. Development costs for later stage programs such as the intravenous formulation of zileuton tend to be higher than earlier stage programs such as our HMGB1 and alpha-7 programs, due to the costs associated with conducting clinical trials and large-scale manufacturing.
     We expect that research and development expenses relating to our development portfolio will fluctuate depending primarily on the timing of clinical trials, milestone payments to third parties, and manufacturing initiatives. We expect to incur increased expenses over the next several years for clinical trials of our product development candidates, including the controlled-release and intravenous formulations of zileuton and alpha-7. We also expect manufacturing expenses for some programs included in research and development expenses to increase as we complete registration activities relating to the manufacturing of the controlled-release formulation of zileuton and scale up production of the intravenous formulation of zileuton for late phase clinical trials. We also expect to initiate a post-marketing, Phase IIIb program for ZYFLO to examine its potential clinical benefits in certain populations of asthma patients, which, if conducted, would be included in research and development expenses.
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
     Deferred Stock-Based Compensation Expense. As discussed more fully in Note 6 to our condensed consolidated financial statements included herein and in Notes 7 and 8 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2005, in lieu of cash payments, we granted options to purchase 120,000 shares of common stock to non-employees during the six months ended June 30, 2005. We recorded these grants at fair value when granted. We periodically remeasure the fair value of the unvested portion of these grants, resulting in charges or credits to operations in periods when such remeasurement results in differences between the fair value of the underlying common stock and the exercise price of the options that is greater than or less than the differences, if any, between the fair value of the underlying common stock and the exercise price of the options at their respective previous measurement dates. During the six months ended June 30, 2006, we granted no options to purchase shares of our common stock to non-employees. For the six months ended June 30, 2006 we reduced our previously recorded deferred stock-based compensation by approximately $285,000. During the six months ended June 30, 2006 and June 30, 2005, we granted options to purchase 86,250 and 75,000 shares of common stock, respectively, to members of our board of directors.
     As discussed more fully in Note 6 to our condensed consolidated financial statements included herein and Notes 7 and 8 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2005, we granted options to purchase 2,316,250 and 474,500 shares of our common stock to employees during the six months ended June 30, 2006 and June 30, 2005, respectively. In addition, certain of the employee options granted during 2004 and prior years were deemed for accounting purposes to have been granted with exercise prices below their then-current market value. We recorded the value of these differences as deferred stock-based compensation and amortized the deferred amounts as charges to operations over the vesting periods of the grants, resulting in stock-based compensation expense. We recorded stock-based compensation expense of $35,000 and $448,000 for the three months ended June 30, 2006 and June 30, 2005, respectively, and $443,000 and $895,000 for the six months ended June 30, 2006 and June 30, 2005, respectively, related to stock options granted to employees at exercise prices below their current market value on the date of grant.
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
     Inventory. Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. In June 2006, ZYFLO’s twelve-month shelf life was extended to a fifteen-month shelf life. As of June 30, 2006, inventory consists of zileuton API, which is raw material in powder form and finished ZYFLO tablets to be used for commercial sale. On a quarterly basis, we analyze our inventory levels and write down inventory that has become obsolete, inventory that has a cost basis in excess of our expected net realizable value and inventory that is in excess of expected requirements to cost of product revenues. During the quarter ended June 30, 2006, we recorded a reserve to cost of products sold of $95,000, excluding amounts to be reimbursed, for inventory that was unlikely to be sold.
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
     Stock-Based Compensation. Prior to January 1, 2006, we elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation Accounting Principles Board Opinion, or SFAS 123. Accordingly, we did not record stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices at least equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective application method, which requires the Company to recognize compensation cost for granted, but unvested, awards, new awards and awards modified, repurchased, or cancelled after the required effective date. In the notes to our consolidated financial statements included herein, we have provided pro forma disclosures for the three and six months ended June 30, 2005 in accordance with SFAS 123(R).
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
     Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of June 30, 2006, we had federal and state tax net operating loss carryforwards of approximately $115.3 million, which expire beginning in 2021 and 2006, respectively. We also have research and experimentation credit carryforwards of approximately $1.5 million which expire beginning in 2021. We have recorded a full valuation allowance as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.
Results of Operations

Three Months Ended June 30, 2006 and 2005
     Revenue from Product Sales. We recognized revenue from product sales, net of discounts and rebates, of $1.8 million in the three months ended June 30, 2006 related to sales of ZYFLO. Under SFAS No. 48, we cannot recognize revenue from product shipments until the right to return the product has lapsed or until we can reasonably estimate returns relating to the shipments to third parties. In accordance with SFAS No. 48, we are currently deferring recognition of revenue on product shipments of ZYFLO to wholesalers, distributors and pharmacies until the product is dispensed through patient prescriptions. Shipments of ZYFLO to third parties not recognized as revenue are included in deferred product revenue on our balance sheet. This deferred revenue, which amounted to $1.3 million at June 30, 2006, will be recognized as revenue as prescriptions are filled in future periods, or will be reversed if the product is returned in future periods. The deferred cost of product sold related to the ZYFLO deferred revenue totaled $96,000 at June 30, 2006 and is included in prepaid expenses and other current assets on our balance sheet. During the second quarter of 2006, we obtained additional distribution channel data from mail-order pharmacies and non-retail facilities, such as clinics and hospitals, allowing us to better estimate total prescriptions filled. This resulted in the recognition of $173,000 of additional revenue in the second quarter of 2006 from prescriptions that relate to the period from launch in October 2005 to the end of the first quarter of 2006.
     Revenue under Collaboration Agreements. We recognized collaboration revenues of $1.7 million for the three months ended June 30, 2006 compared to $1.4 million in the three months ended June 30, 2005. These revenues were primarily due to the portion of the $12.5 million of initial fees MedImmune paid us that we recognized in each period, and a portion of the $500,000, $2.75 million and $1.5 million billed to MedImmune for milestone payments and development support in the first half of 2006, in 2005 and in 2004, respectively. Since we entered into the agreement with MedImmune in 2003, we have billed a total of $17.3 million to MedImmune, consisting of the $12.5 million up-front payment, a $1.25 million milestone payment and $3.5 million of development support. We have recognized $14.0 million of these amounts as collaboration revenue to date. We have reported the balance of the payments, totaling $3.3 million, as deferred collaboration revenue and will recognize such amount over the remaining estimated research term of our agreement with MedImmune based on the proportion of cumulative costs incurred as a percentage of the total costs estimated for the performance period. We currently estimate that the balance in deferred revenue will be recognized during 2006 and 2007. As of June 30, 2006, we had a total of $3.3 million in deferred collaboration revenue remaining to be recognized under our collaboration agreements with MedImmune and Beckman Coulter. In June 2006, we revised our cost estimate to reflect lower than expected costs to be incurred over the remainder of the contract. The change in estimate resulted in an increase in revenue recognized of approximately $479,000 in the second quarter of 2006.
     Cost of products sold. Cost of products sold in the three months ended June 30, 2006 was $890,000. Cost of products sold consisted primarily of the expenses associated with manufacturing and distributing ZYFLO, a royalty payment to Abbott from the license agreement for ZYFLO and a charge of $187,000 to write-down excess finished goods inventory that we do not currently expect to be sold in the future. The write-down resulted from excess inventory on-hand at June 30, 2006 with an expiration date on or before October 2006 as well as API we believe will not be sold.
     Research and Development Expenses. Research and development expenses for the three months ended June 30, 2006 were $6.9 million compared to $6.7 million for the three months ended June 30, 2005. The increase of approximately $283,000 was primarily due to an increase in expenses related to our research and development activities which are discussed in more detail below. With the commercial launch of ZYFLO in October 2005, the costs of manufacturing ZYFLO are now included in cost of products sold.
     The following table summarizes the primary components of our direct research and development expenses for the three months ended June 30, 2006 and 2005:

	Three Months
	Ended June 30,
	2006	2005
	(in thousands)
Zileuton	$3,718	$3,406
CTI-01	831	536
HMGB1	519	481

	Three Months
	Ended June 30,
	2006	2005
	(in thousands)
Alpha-7	985	587
General research and development expenses	635	1,326
Stock-based compensation expense	247	316

Total research and development expenses	$6,935	$6,652

     We anticipate that our research and development expenses will continue to increase as we further advance our research and development projects. The following summarizes the expenses associated with our primary research and development programs:
     Zileuton. During the three months ended June 30, 2006, we incurred $3.7 million of expenses related to our zileuton program compared to $3.4 million during the three months ended June 30, 2005. This increase was primarily due to clinical costs associated with our intravenous and controlled-release formulations of zileuton, our continued work related to the manufacturing of our NDA registration batches for our controlled-release formulation of zileuton and expenses incurred by our medical affairs and medical information functions related to scientific support of ZYFLO, our only product approved for marketing in the United States. This increase was offset in part by a decrease in costs related to our Phase II clinical trial of ZYFLO in patients with moderate to severe inflammatory acne, which we completed in 2005. In the second half of 2006, we expect to continue our research and development expenses for zileuton related to the controlled-release formulation of zileuton and the anticipated clinical trials of the controlled-release and intravenous formulations of zileuton. We expect to pay a total of $1.9 million to third parties upon the filing of our NDA for the controlled-release formulation of zileuton. These milestone payments will be expensed in the third quarter of 2006 based upon our filing date of July 31, 2006. We also expect to incur expenses related to additional clinical studies of zileuton in certain patient populations and continued operation of our medical affairs function. The actual costs and timing for the development and commercialization of our zileuton product candidates are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. As a result, we are unable to estimate the costs or the timing of advancing our zileuton product candidates through clinical development and commercialization.
     CTI-01. During the three months ended June 30, 2006 expenses for CTI-01 increased compared to the three months ended June 30, 2005. This increase was primarily due to higher clinical trial costs, offset by lower preclinical and manufacturing costs. In addition, in March 2006 we announced our decision to discontinue the Phase II clinical trial of CTI-01 due to an issue related to the durability of the stoppers used to seal the containers that potentially could have affected the integrity of clinical supplies of the product candidate at the trial sites. We expect to incur additional costs for this program for the remainder of 2006 to collect and analyze the safety and efficacy data from the patients who received medication in the trial. Decisions on the future development of CTI-01 will depend upon the outcome of the analysis of the data. As a result, we are unable to estimate any additional costs that may be required to advance this program.
     HMGB1. Expenses for HMGB1 remained consistent in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Expenses related to HMGB1 are related to laboratory supplies for our continued testing obligations under our collaboration agreement with MedImmune. Our expenses for this program may vary from period to period depending on the resources required for activities being performed by us and those performed by MedImmune. We currently anticipate that most research and development costs relating to HMGB1 in 2006 will be covered by funding from MedImmune under our collaboration agreement. However, we expect to undertake some internal research and preclinical testing of HMGB1, and we cannot be certain that the research payments received from MedImmune will fully cover the costs associated with these activities. Because our HMGB1 program is still in preclinical development, the actual costs and timing of preclinical development, clinical trials and associated activities are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. As a result, we are not able to estimate the costs or the timing of advancing any HMGB1-inhibiting product candidate or candidates through clinical development. A significant amount of these clinical costs will be incurred by MedImmune. The expenses for HMGB1 are reflected in the accompanying statement of operations as part of research and development expenses, while the funding received from MedImmune to fund our research efforts is included in revenue under collaboration agreements.
     Alpha-7. During the three months ended June 30, 2006, we incurred $985,000 of expenses related to our alpha-7 program as compared to $587,000 during the three months ended June 30, 2005. This increase was primarily due to personnel costs, laboratory supplies and contract research associated with our efforts to discover and develop small molecule product candidates. We anticipate that significant additional expenditures will be required to advance any product candidate through preclinical and clinical development, and we expect to incur additional expenses to discover additional molecules under this program. However, because this project is at a very early stage, the actual costs and timing of research, preclinical development, clinical trials and associated activities are highly uncertain, subject to risk and will change depending upon the project we choose to develop, the clinical indication developed and the development strategy adopted. As a result, we are unable to estimate the costs or the timing of advancing a small molecule from our alpha-7 program through clinical development.
     Our general research and development expenses, which are not allocated to any specific program, decreased by $691,000 in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 primarily due to improved cost allocation methods for our research and development personnel and the related laboratory and general expenses for our existing research and development programs. Unallocated facility and related costs for the three months ended June 30, 2006 were $117,000 as compared to $470,000 for the three months ended June 30, 2005.
     Our stock-based compensation expense decreased by $69,000 in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease was primarily due to the effects of the change in the market price of our common stock on unvested non-employee options offset, in part, by the impact of adopting SFAS 123(R). The adjustment to stock-based compensation expense is calculated based on the change in fair value of our common stock during the period. The fair value of our common stock decreased during the three months ended June 30, 2006, which resulted in an adjustment to our stock-based compensation expense to non-employees of $139,000, while the fair value of our common stock increased slightly during the three months ended June 30, 2005, which resulted in $186,000 of stock-based compensation expense.
     Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2006 were $5.7 million compared to $1.8 million for the three months ended June 30, 2005. The $3.9 million increase in the three months ended June 30, 2006 was primarily attributable to the hiring of additional sales management and our specialty sales force in late 2005 as well as an increase in marketing and other costs associated with our commercial product, ZYFLO. In addition, in the three months ended June 30, 2006, we incurred approximately $302,000 of severance and $525,000 of additional stock-based compensation expense, related to the resignation of our former Senior Vice President of Sales and Marketing. The number of employees performing sales and marketing functions increased from 31 employees at June 30, 2005 to 77 employees at June 30, 2006.
     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2006 were $5.1 million compared to $2.7 million for the three months ended June 30, 2005. The $2.4 million increase in the three months ended June 30, 2006 was primarily attributable to $749,000 of severance expense, of which $670,000 related to the departure of our former President and Chief Executive Officer, and an increase of $1.8 million in stock-based compensation expense related to our adoption of SFAS 123(R), which included $1.3 million in stock-based compensation expense related to the accelerated vesting of certain stock options upon the departure of our former President and Chief Executive Officer. These increases were offset, in part, by lower personnel related costs as a result of our cost reduction program that we announced in May 2006. The number of employees performing general and administrative functions decreased from 24 employees at June 30, 2005 to 22 employees at June 30, 2006.

     Other Income. Interest income for the three months ended June 30, 2006 was $716,000 compared to $428,000 for the three months ended June 30, 2005. The increase in the three months ended June 30, 2006 was primarily attributable to higher interest rates and a higher average cash and investment balance primarily due to our June 2005 private placement. Interest expense amounted to $55,000 and $38,000 for the three months ended June 30, 2006 and June 30, 2005, respectively. The interest expense relates to borrowings under our loan with Silicon Valley Bank for capital expenditures.
Six Months Ended June 30, 2006 and 2005
     Revenue from Product Sales. We recognized revenue from product sales, net of discounts and rebates, of $2.8 million in the six months ended June 30, 2006 related to sales of ZYFLO following our product launch in October 2005.
     Revenue from Collaboration Agreements. We recognized collaboration revenues of $2.9 million for the six months ended June 30, 2006 compared to $2.8 million for the six months ended June 30, 2005. These revenues were primarily due to the portion of the $12.5 million of initial fees MedImmune paid us that we recognized in each period and a portion of the $500,000, $2.75 million and $1.5 million billed to MedImmune in the first half of 2006, in 2005 and in 2004, respectively, for milestone payments and development support. We have reported the balance of the payments as deferred revenue and will recognize such amount over the estimated 47-month research term of our agreement with MedImmune based on the proportion of cumulative costs incurred as a percentage of the total costs estimated for the performance period. As of June 30, 2006, we had $3.3 million in deferred revenue remaining to be recognized under our collaboration agreements with MedImmune and Beckman Coulter.
     Cost of products sold. Cost of products sold in the six months ended June 30, 2006 were $1.4 million. Cost of products sold consisted primarily of the expenses associated with manufacturing and distributing ZYFLO, a royalty payment to Abbott from the license agreement for ZYFLO and a charge of $702,000 to write-down excess finished goods inventory that we do not currently expect to be sold in the future. The write-down resulted from excess inventory on-hand at June 30, 2006 with an expiration date on or before December 2006 as well as API we believe will not be sold.
     Research and Development Expenses. Research and development expenses for the six months ended June 30, 2006 were $16.3 million compared to $13.2 million for the six months ended June 30, 2005. This increase of approximately $3.1 million was primarily due to an increase in expenses related to our research and development activities which are discussed in more detail below.
     The following table summarizes the primary components of our direct research and development expenses for the six months ended June 30, 2006 and 2005:

	Six Months
	Ended June 30,
	2006	2005
	(in thousands)
Zileuton	$8,718	$6,810
CTI-01	2,373	1,231
HMGB1	1,025	988
Alpha-7	2,132	1,074
General research and development expenses	1,480	2,806
Stock-based compensation expense	600	317

Total research and development expenses	$16,328	$13,226

     We anticipate that our research and development expenses will continue to increase as we further advance our research and development projects. The following summarizes the expenses associated with our primary research and development programs:
     Zileuton. During the six months ended June 30, 2006, we incurred $8.7 million of expenses related to our zileuton program compared to $6.8 million during the six months ended June 30, 2005. This increase was primarily due to increased clinical costs related to our intravenous and controlled-release formulations of zileuton, our continued work related to the manufacturing of our NDA registration batches for our controlled-release formulation of zileuton and expenses incurred by our medical affairs and medical information functions related to scientific support of ZYFLO. This increase was offset, in part, by a decrease in costs related to our Phase II clinical trial of ZYFLO in patients with moderate to severe inflammatory acne, which we completed in 2005.
     CTI-01. Expenses for CTI-01 increased by $1.2 million in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was primarily due to higher clinical trial costs related to our Phase II clinical trial of CTI-01 in patients undergoing major cardiac surgery including the use of a cardiopulmonary bypass machine offset by lower preclinical and manufacturing costs. In March 2006, we announced our decision to discontinue the Phase II clinical trial of CTI-01 due to an issue related to the durability of the stoppers used to seal the containers that potentially could have affected the integrity of clinical supplies of the product candidate at the trial sites.
     HMGB1. Expenses for HMGB1 remained consistent in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Expenses related to HMGB1 are related to our continued testing under our collaboration agreement with MedImmune.
     Alpha-7. During the six months ended June 30, 2006, we incurred $2.1 million of expenses in connection with our alpha-7 program compared to $1.1 million during the six months ended June 30, 2005. This increase was primarily due to personnel costs, laboratory supplies and contract research associated with our efforts to discover and develop small molecule product candidates.
     Our general research and development expenses, which are not allocated to any specific program, decreased by $1.3 million in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 primarily due to improved cost allocation methods for our research and development personnel and the related laboratory and general expenses for our existing research and development programs. Unallocated facility and related costs for the six months ended June 30, 2006 were $252,000 as compared to $1.2 million for the six months ended June 30, 2005.
     Our stock-based compensation expense increased $283,000 in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was primarily due to the effects of our implementation of SFAS 123(R) and the change in the market price of our common stock on unvested non-employee options.
     Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2006 were $12.6 million compared to $3.0 million for the six months ended June 30, 2005. The $9.6 million increase in the six months ended June 30, 2006 was primarily attributable to the hiring of our sales management, the hiring and training of our specialty sales force in August 2005 as well as an increase in marketing and other costs associated with ZYFLO. In addition, in the six months ended June 30, 2006, we incurred approximately $302,000 of severance and $525,000 of additional stock-based compensation expense, related to the resignation of our Senior Vice President of Sales and Marketing. The number of employees performing sales and marketing functions increased from 31 employees at June 30, 2005 to 77 employees at June 30, 2006.
     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2006 were $8.0 million compared to $5.8 million for the six months ended June 30, 2005. The $2.2 million increase in the six months ended June 30, 2006 was primarily attributable to $749,000 of severance expense, of which $670,000 related to the resignation of our former President and Chief Executive Officer, and an increase of $2.2 million in stock-based compensation expense related to our adoption of SFAS 123(R), which included the accelerated vesting of certain stock options upon the departure of our former President and Chief Executive Officer. These increases were offset, in part, by expenses related to our June 2005 private placement which were not recurring and by lower personnel related costs as a result of our cost reduction program that we announced in May 2006. The number of employees performing general and administrative functions decreased from 24 employees at June 30, 2005 to 22 employees at June 30, 2006.
     Other Income. Interest income for the six months ended June 30, 2006 was $1.5 million compared to $825,000 for the six months ended June 30, 2005. The increase in the six months ended June 30, 2006 was primarily attributable to higher interest rates and higher average cash and investment balances related to our June 2005 financing. Interest expense amounted to $115,000 and $80,000 for the six months ended June 30, 2006 and June 30, 2005, respectively.
Liquidity and Capital Resources
     Sources of Liquidity
     Since our inception on July 14, 2000, we have financed our operations through the sale of common and preferred stock, debt financings, the receipt of interest income, payments from our collaborators MedImmune and Beckman Coulter and, beginning in the fourth quarter of 2005, revenue generated from sales of ZYFLO. As of June 30, 2006, we had $52.2 million in cash, cash equivalents and short-term investments. We have invested our remaining cash balance in highly liquid, interest-bearing, investment grade securities in accordance with our established corporate investment policy.
     In July 2003, we entered into an exclusive license and collaboration agreement with MedImmune for the discovery and development of novel drugs for the treatment of acute and chronic inflammatory diseases associated with HMGB1, a newly discovered cytokine. Under this collaboration, MedImmune paid us initial fees of $12.5 million and an additional $4.5 million through June 30, 2006 for milestone payments and to fund certain research expenses incurred by us for the HMGB1 program.
     Under our collaboration with MedImmune, we may receive additional payments upon the achievement of research, development and commercialization milestones up to a maximum of $124.0 million, after taking into account payments we are obligated to make to The Feinstein Institute for Medical Research, formerly the North Shore-Long Island Jewish Research Institute, on milestone payments we receive from MedImmune. We do not anticipate receiving any additional milestone payments from MedImmune in the second half of 2006.
     Credit Agreement with Silicon Valley Bank. We finance the purchase of general purpose computer equipment, office equipment, fixtures and furnishings, test and laboratory equipment and software licenses and the completion of leasehold improvements through advances under our credit agreement with Silicon Valley Bank which was most recently modified as of January 6, 2006. We have granted Silicon Valley Bank a first priority security interest in substantially all of our assets, excluding intellectual property, to secure our obligations under the credit agreement. As of June 30, 2006, we had $2.0 million in debt outstanding under this credit agreement related to equipment advances.
     The equipment advances made prior to the modification of our credit agreement on June 30, 2004 accrue interest at a weighted-average effective interest rate of approximately 8.7% per year. We are required to make equal monthly payments of principal and interest with respect to each advance made prior to June 30, 2004. The total repayment term for equipment advances made prior to June 30, 2004 is 48 months. Upon the maturity of any advance made prior to June 30, 2004, we are required to make a final payment in addition to the repayment of principal and interest. The final payment will be in an amount equal to a specified percentage of the original advance amount up to 8.5% of the original principal. As of June 30, 2006, we had $231,000 in outstanding equipment advances made prior to June 30, 2004.
     Advances made under the modified credit agreement accrue interest at a rate equal to the prime rate plus 2% per year. As of June 30, 2006, outstanding equipment advances under the modified credit agreement had a weighted-average effective interest rate of approximately 10.0% per year. Advances made under the modified credit agreement are required to be repaid in equal monthly installments of principal plus interest accrued through the repayment term, which range from 36 to 42 months. Repayment begins the first day of the month following the advance. As of June 30, 2006 we had no borrowing capacity available under the modified credit agreement. As of June 30, 2006, we had $1.8 million in outstanding advances under the modified credit agreement.
     Cash Flows
     Operating Activities. Net cash used in operating activities was $29.9 million for the six months ended June 30, 2006, compared to $20.9 million for the six months ended June 30, 2005. Net cash used in operations for the six months ended June 30, 2006 consisted of a net loss of $31.2 million, depreciation and amortization expense and the amortization of premiums on short-term investments of $500,000, a loss on the disposal of fixed assets of $51,000, stock-based compensation expense of $4.5 million, reserve for inventory expense of $702,000 and a decrease in working capital accounts of $4.5 million. Our cash used in operations decreased from $17.8 million in the first quarter of 2006 to $12.1 million in the second quarter of 2006 primarily as a result of our restructuring plan announced in May 2006.
     Investing Activities. Investing activities provided $10.4 million of cash in the six months ended June 30, 2006, compared to $13.7 million of cash provided by investing activities in the six months ended June 30, 2005. In the six months ended June 30, 2006, we made capital expenditures of $321,000, mainly for laboratory equipment associated with our research and development activities and software, and we sold $22.6 million of our short-term investments which was offset by purchases of $11.8 million of short-term investments.
     Financing Activities. In the six months ended June 30, 2006, we used $524,000 of net cash in financing activities, compared to $51.5 million of net cash provided by financing activities in the six months ended June 30, 2005. Net cash used in financing activities for the six months ended June 30, 2006 principally related to our repayment of our long-term debt offset, in part, by proceeds from stock option exercises. The net cash provided by financing activities for the six months ended June 30, 2005 related to our private placement of common stock and warrants in June 2005 to certain institutional and other accredited investors.
     Income Taxes
     We have accumulated net operating losses and tax credits available to offset future taxable income for federal and state income tax purposes as of June 30, 2006. If not utilized, federal and state net operating loss carryforwards will begin to expire in 2021 and 2006, respectively. The federal tax credits expire beginning in 2021. To date, we have not recognized the potential tax benefit of our net operating loss carryforwards or credits on our balance sheet or statements of operations. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code.
     Funding Requirements
     We expect to devote substantial resources to continue our research and development efforts, including preclinical testing and clinical trials, support our sales and marketing efforts, achieve regulatory approvals, commercialize ZYFLO and, subject to regulatory approval, commercially launch the controlled-release formulation of zileuton and any future product candidates. We also expect to spend approximately $200,000 in capital expenditures in the remainder of 2006 for the purchase of software, computer equipment, manufacturing equipment and equipment for our laboratories. Our funding requirements will depend on numerous factors, including:

•	the costs of ongoing sales and marketing for ZYFLO;

•	the timing, receipt and amount of sales from ZYFLO;

•	the costs and timing of the development, regulatory submission and approval and the commercial launch of the controlled-release formulation of zileuton, if and when it is approved by regulatory authorities;

•	the amount and timing of the cost reductions that we announced in May 2006;

•	the scope and results of our clinical trials;

•	advancements of other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the time and costs involved in preparing, submitting, obtaining and maintaining regulatory approvals;

•	the timing, receipt and amount of milestone and other payments, if any, from MedImmune, Beckman Coulter or future collaborators;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	continued progress in our research and development programs, as well as the magnitude of these programs including milestone payments to third parties under our license agreements;

•	the cost of manufacturing, marketing and sales activities;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the cost of obtaining and maintaining licenses to use patented technologies;

•	our ability to establish and maintain additional collaborative arrangements; and

•	the ongoing time and costs involved in certain corporate governance requirements, including work related to compliance with the Sarbanes-Oxley Act of 2002.
     Other than payments that we receive from our collaborations with MedImmune and Beckman Coulter, we expect that sales of ZYFLO will represent our only source of revenue until we commercially launch the controlled-release formulation of zileuton, if it is approved. In addition to the foregoing factors, we believe that our ability to access external funds will depend upon the market acceptance of ZYFLO, and the controlled-release formulation, if approved, the success of our other preclinical and clinical development programs, the receptivity of the capital markets to financings by biopharmaceutical companies, our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.
     The extent of our future capital requirements is difficult to assess and will depend largely on our ability to sell ZYFLO and obtain regulatory approval for and successfully commercialize the controlled-release formulation of zileuton. Based on our operating plans, we believe that our available cash and cash equivalents and anticipated cash received from product sales and anticipated payments received under collaboration agreements will be sufficient to fund anticipated levels of operations into the third quarter of 2007. Our operating plans assume the effective implementation of the cost reductions that we announced in May 2006. After a preliminary review of our operating budget, we identified approximately $15 million to $20 million in potential cost reductions for 2006. Prior to June 30, 2006, we finalized and implemented the steps that we anticipate will be necessary to realize these cost reductions.

     For the six months ended June 30, 2006, our net cash used for operating activities was $29.9 million and we had capital expenditures of $321,000. If our existing resources are insufficient to satisfy our liquidity requirements, or if we acquire or license rights to additional product candidates, we may need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.
     Contractual Obligations
     We have summarized in the table below our fixed contractual obligations as of June 30, 2006.

	Payments Due by Period
		Less than	One to	Three to	After five
Contractual Obligation	Total	One year	Three years	Five years	Years
(in thousands)
Short and long term debt	$1,997	$1,100	$897	$—	$—
Research and license agreements	7,035	74	141	354	6,466
Consulting agreements	187	187	—	—	—
Manufacturing and clinical trial agreements	6,483	3,191	3,292	—	—
Lease obligations	4,860	1,991	2,869	—	—

Total contractual cash obligations	$20,562	$6,543	$7,199	$354	$6,466

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
     We are party to a number of agreements that require us to make milestone payments. In particular, under our license agreement with Abbott Laboratories for zileuton, we agreed to make aggregate milestone payments of up to $13.0 million to Abbott upon the achievement of various development and commercialization milestones relating to zileuton, including the completion of the technology transfer from Abbott to us, filing and approval of a product in the United States and specified minimum net sales of licensed products. Through June 30, 2006, we have paid an aggregate of $4.25 million to Abbott under our license agreements related to the immediate and controlled-release formulations of zileuton. In addition, under our manufacturing agreement with SkyePharma, through its subsidiary Jagotec, for the controlled-release version of zileuton, we agreed to make aggregate milestone payments of up to $6.6 million upon the achievement of various development and commercialization milestones. Through June 30, 2006, we have paid and accrued an aggregate of $2.0 million to SkyePharma under our agreement. In the third quarter, we will pay Abbott and SkyePharma approximately $1.5 million and $375,000, respectively, related to filing of our NDA with the FDA for our controlled-release formulation of zileuton.
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
     The amounts listed for manufacturing and clinical trial agreements represent amounts due to third parties for manufacturing, clinical trials and preclinical studies. As discussed in Note 8 to our condensed consolidated financial statements included herein, we entered into a manufacturing and supply agreement with Rhodia Pharma Solutions for commercial production of the zileuton API, subject to specified limitations, through December 31, 2009. On June 30, 2006, Rhodia SA, the parent company of Rhodia Pharma Solutions, sold the European assets of its pharmaceutical custom synthesis business to Shasun Chemicals and Drugs Ltd. As part of this transaction, Rhodia SA assigned our contract with Rhodia Pharma Solutions Ltd. to Shasun Pharma Solutions Ltd., or Shasun. Under this agreement, we committed to purchase a minimum amount of API by December 31, 2006. The API purchased from Shasun currently has a shelf-life of 24 months. We evaluate the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels and as to the expiration dates of its product. While our purchase commitment for API from Shasun exceeds our current forecasted demand in 2006, we expect that any excess API purchased in 2006 under our agreement with Shasun will be used in commercial production batches in 2007 and 2008 and sold before it requires retesting. Therefore no reserve for this purchase commitment has been recorded as of June 30, 2006.
     Significant differences between our current estimates and judgments and future estimated demand for our product and the useful life of our inventory may result in significant charges for excess inventory or unnecessary purchase commitments in the future. These differences could have a material adverse effect on our financial condition and results of operations during the period in which we recognize charges for excess inventory. For example, in the second quarter of 2006 we recorded a charge of $95,000, excluding amounts to be reimbursed, to reserve for excess inventory that was unlikely to be sold. The charge was included in cost of products sold in the accompanying statement of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and corporate notes, directly or through managed funds, with maturities of two years or less. Our cash is deposited in and invested through highly-rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2006, we estimate that the fair value of our investment portfolio would decline by approximately $10,000. In addition, we could be exposed to losses related to these securities should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures. Although we consider our investments to be available-for-sale securities in order to fund operations, if necessary, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4. Controls and Procedures
     Our management, with the participation of Frank E. Thomas, in his capacities as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, Mr. Thomas, our principal executive officer and principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     PART II. OTHER INFORMATION
     Item 1. Legal Proceedings.
         Not applicable.
     Item 1A. Risk Factors.
     You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and the other reports that we file with the Securities and Exchange Commission, in evaluating Critical Therapeutics and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors include any material changes to and supersede the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005.
Risks Relating to Our Business
If the market is not receptive to ZYFLO or, if approved for sale, the controlled-release formulation of zileuton, we will be unable to generate significant revenues unless we are able to successfully develop and commercialize other product candidates.
     The FDA approved our supplemental new drug application, or sNDA, to manufacture and market ZYFLO for commercial sale on September 28, 2005. In late October 2005, we commercially launched ZYFLO. The commercial success of ZYFLO and, if approved for sale, the controlled-release formulation of zileuton will depend upon their acceptance by the medical community, third-party payors and patients. Physicians will prescribe ZYFLO and the controlled-release formulation of zileuton only if they determine, based on experience, clinical data, side effect profiles or other factors, that these products either alone or in combination with other products are appropriate for managing their patient’s asthma.
     Despite being approved by the FDA since 1996, ZYFLO has not achieved broad market acceptance. In the 12-month period ending September 2003, only 1,700 physicians prescribed the product. During the period between our commercial launch in October 2005 through the week ending June 30, 2006, prescription data for ZYFLO indicates that approximately 2,400 physicians prescribed the product. For the six months ended June 30, 2006 we recorded revenue from the sale of ZYFLO of only $2.8 million. We may have difficulty expanding the prescriber and patient base for ZYFLO if physicians view the product as less effective than other products on the market or view its clinical data as outdated. In addition, ZYFLO requires dosing four times per day, which some physicians and patients may find inconvenient compared to other available asthma therapies that require dosing only once or twice daily.
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
     The position of ZYFLO in managed care formularies, which are lists of approved products developed by managed care organizations, may also make it more difficult to expand the current market share for this product. As a result of a lack of a sustained sales and marketing effort prior to our commercial launch in October 2005, in many instances ZYFLO had been relegated to a third-tier status, which typically requires the highest co-pay for patients.

     If we are unable to expand the use of ZYFLO or if any existing negative perceptions about ZYFLO persist, we will have difficulty achieving market acceptance for our other oral zileuton product candidates, such as the controlled-release formulation of zileuton, if approved. If we are unable to achieve market acceptance of ZYFLO or the controlled-release formulation of zileuton, we will not generate significant revenues unless we are able to successfully develop and commercialize other product candidates.
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
     We are independently selling and marketing ZYFLO. If approved for sale, we intend to independently launch and market the controlled-release formulation of zileuton and other product candidates. We reduced the size of our sales force as part of the cost reduction program that we announced in May 2006. In addition, our Senior Vice President of Sales and Marketing resigned in June 2006 and our Vice President of Sales resigned in July 2006. As of July 31, 2006, we had a sales force of approximately 58 sales representatives.
     For the six months ended June 30, 2006, we had incurred sales and marketing costs of approximately $5.7 million. We expect to incur additional sales and marketing costs prior to the launch of the controlled-release formulation of zileuton. We may not be able to attract, hire, train and retain qualified sales and marketing personnel to build and maintain a significant or effective sales force. Our difficulty in achieving market acceptance of ZYFLO since its commercial launch in October 2005, the reduction in the size of our sales force in the second quarter of 2006 and the resignations of our Senior Vice President of Sales and Marketing and Vice President of Sales could make it difficult for us to hire and retain qualified sales and marketing personnel and develop and maintain an effective sales force. If we are not successful in our efforts to develop and maintain an effective internal sales force or sales management team, our ability to independently launch and market our product candidates, including ZYFLO and the controlled-release formulation of zileuton, if approved, will be impaired.
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
     We have limited experience managing commercial supplies of ZYFLO since the launch in October 2005. Our current forecasting of inventory levels is based on our estimate of expected customer orders in combination with limited historical information regarding actual sales. In the quarter ended June 30, 2006, approximately eight lots of ZYFLO tablets did not meet our manufacturing specifications. The deviations were a result of our contract manufacturer failing to meet our manufacturing specifications. In June 2006, we recorded a receivable, included in our other current assets, of $590,000 for reimbursement owed to us for $464,000 of API costs and $126,000 of sample costs and certain manufacturing costs related to these lots not meeting the manufacturing specifications. In the quarter ended June 30, 2006, we also reserved for inventory of approximately $464,000 related to API costs related to the product not meeting the Company’s manufacturing specifications and $95,000 related to other inventory that is unlikely to be sold. Significant differences between our current estimates and judgments and future estimated demand for our product and the useful life of inventory may result in significant charges for excess inventory or unnecessary purchase commitments in the future. These differences could have a material adverse effect on our financial condition and results of operations during the period in which we recognize charges for excess inventory. If we are unable to manufacture or release ZYFLO, if we fail to maintain an adequate inventory, or if our inventory were to be destroyed or damaged or reached its expiration date, patients might not have access to ZYFLO, our reputation and our brand could be harmed and physicians may be less likely to prescribe ZYFLO in the future. Conversely, if we are unable to sell our inventory in a timely manner, we could experience cash flow difficulties and additional financial losses.
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
     A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new product candidates, whether conducted by us or by academic or other research institutions under sponsored research agreements, require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a variety of reasons, including:
•	the research methodology used may not be successful in identifying potential product candidates;

•	the time, money and other resources that we devote to our research programs may not be adequate, including as a result of the cost reduction program that we announced in May 2006; or

•	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be effective products.
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
     We may need to expand our administrative and operational infrastructure to support the potential growth in our business. As we advance our product candidates through clinical trials, we will need to continue to expand our development, regulatory and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other third parties. Our need to manage our operations and growth will require us to continue to improve our operational, financial and management controls, our reporting systems and our procedures in the United States and the other countries in which we operate. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner, or we may discover deficiencies in existing systems and controls that could expose us to an increased risk of incurring financial or accounting irregularities or fraud.
If we are unable to retain key personnel and hire additional qualified scientific and other management personnel, we may not be able to successfully achieve our goals.
     We depend on the principal members of our scientific and management staff, including Frank E. Thomas, our President, Walter Newman, Ph.D., our Chief Scientific Officer and Senior Vice President of Research and Development, Dana Hilt, M.D., our Chief Medical Officer and Senior Vice President of Clinical Development, and Trevor Phillips, Ph.D., our Chief Operating Officer and Senior Vice President of Operations. The loss of any of these individuals’ services would diminish the knowledge and experience that we, as an organization, possess and might significantly delay or prevent the achievement of our research, development or commercialization objectives and could cause us to incur additional costs to recruit replacement executive personnel. We do not maintain key person life insurance on any of these individuals or any of our other scientific and management staff.
     In June 2006, we announced that Paul D. Rubin, M.D. had stepped down from his position as our President and Chief Executive Officer and resigned from our board of directors and that Frederick Finnegan had resigned from his position as our Senior Vice President of Sales and Marketing. In July 2006, we announced that Anne M. Fields had resigned from her position of Vice President of Sales. We have not yet determined the impact that the departure of these executives may have on our ability to achieve our research, development and commercialization objectives. We put in place a new management structure and have promoted individuals already employed by us to assume the responsibilities of these executives. In addition, our board of directors appointed Robert H. Zeiger, a member of our board of directors and previously our lead independent director, to the position of Executive Chairman, a newly-created position during our transition to this new management structure. If we are unable to successfully transition our management staff to compensate for the loss of these executives, our achievement of our research, development and commercialization objectives could be significantly delayed or prevented. In addition, our focus on transitioning to our new management structure could divert our management’s attention from other business concerns. Furthermore, if we decide to recruit new executive personnel, we will incur additional costs.
     Our success depends in large part on our ability to attract and retain qualified scientific and management personnel. We expect that our potential expansion into areas and activities requiring additional expertise, such as clinical trials, governmental approvals, contract manufacturing and sales and marketing, will place additional requirements on our management, operational and financial resources. We expect these demands will require us to hire additional management and scientific personnel and will require our existing management personnel to develop additional expertise. We face intense competition for personnel. As we transition to our new management structure, we may have difficulty attracting and retaining personnel. The failure to attract and retain personnel or to develop such expertise could delay or halt the research, development, regulatory approval and commercialization of our product candidates.
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
     If our past or present operations are found to be in violation of any of the laws described above or other laws or governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from Medicare and Medicaid programs and curtailment or restructuring of our operations. Similarly, if our customers are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. In addition, if we are required to obtain permits or licenses under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims of a violation. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change.
     If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to enforcement action by the FDA. For example, we received a warning letter from the FDA in November 2005 relating to certain promotional material that included an illustration of the mechanism of action for ZYFLO. The FDA asserted that the promotional material incorporating the illustration was false or misleading because it presented efficacy claims for ZYFLO, but failed to contain fair balance by not communicating the risks associated with its use and failing to present the approved indication for ZYFLO. In response to the warning letter, and as requested by the FDA, we stopped disseminating the promotional material containing the mechanism of action and we provided a written response to the FDA. As part of our response, we provided a description of our plan to disseminate corrective messages about the promotional material to those who received this material. We revised the promotional material containing the mechanism of action to address the FDA’s concerns regarding fair balance. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we could be subject to additional regulatory actions by the FDA, including product seizure, injunctions, and other penalties and our reputation and the reputation of ZYFLO in the market could be harmed.
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
     In recent years, several states, including California, Maine, Minnesota, New Mexico, Vermont and West Virginia, and the District of Columbia have enacted legislation requiring pharmaceutical companies to establish marketing and promotional compliance programs and file periodic reports with the state on sales, marketing, pricing, reporting pricing and other activities. For example, a California statute effective July 1, 2005 requires pharmaceutical companies to adopt and post on their public web site a comprehensive compliance program that is in accordance with the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals and the Office of Inspector General of the Department of Health and Human Services Compliance Program Guidance for Pharmaceutical Manufacturers. In addition, such compliance program must establish a specific annual dollar limit on gifts or other items given to individual healthcare professionals in California.
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
     The development, manufacturing, pricing, marketing, sales and reimbursement of ZYFLO and our product candidates, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company, with 136 employees as of June 30, 2006, the majority of whom joined us in 2005. We rely heavily on third parties to conduct many important functions. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented and changing regulatory requirements, it is possible that we may not be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including significant fines, litigation or other sanctions. Any action against us for a violation of these regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention and harm our reputation.
     As a publicly traded company, we are subject to significant legal and regulatory requirements, including the Sarbanes-Oxley Act of 2002 and related regulations, some of which have either only recently been adopted or are subject to change. For example, we are incurring additional expenses and devoting significant management time and attention to evaluating our internal control systems in order to allow our management to report on, and our registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If the controls and procedures that we implement do not comply with all of the relevant rules and regulations of the Securities and Exchange Commission and the Nasdaq Global Market, we may be subject to sanctions or investigation by regulatory authorities, including the Securities and Exchange Commission or the Nasdaq Global Market. This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access the capital markets. If we fail to develop and maintain adequate controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner, which could cause a decline in our stock price.
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
     In addition, because ZYFLO was previously marketed by Abbott prior to our licensing it, the rebate that we are required to pay to Medicaid for prescriptions filled by patients covered under a Medicaid program could be substantial. The calculation of the Medicaid rebate is based on the initial pricing set by Abbott with adjustments for inflation each year. Since the price set by Abbott for ZYFLO is below the price we are currently charging, we are subject to a Medicaid rebate of greater than 75% of our selling price. Based on historical prescribing patterns since our launch in October 2005, our Medicaid business has represented less than 5% of total ZYFLO prescriptions. However, if the Medicaid portion of our ZYFLO sales were to increase such that Medicaid represented a larger than expected percentage of the mix of sales for ZYFLO, the increased level of rebates could have a material adverse effect on our financial condition and results of operations.
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
     We submitted an NDA to the FDA for the controlled-release formulation of zileuton on July 31, 2006. Abbott conducted the pivotal clinical trials on the controlled-release formulation of zileuton before we in-licensed the product candidate. We are relying on the results of these prior pivotal clinical trials to support our NDA. If the data at the clinical sites do not pass FDA audits, we could be required to repeat some or all of the clinical trials, which would lead to unanticipated costs and delays. To be able to rely on the results of Abbott’s pivotal clinical trials, we conducted two comparative bioavailability studies intended to show that the pharmacokinetic profile of the controlled-release zileuton tablets that we have manufactured is similar to the pharmacokinetic profile of the controlled-release zileuton tablets previously manufactured by Abbott. We conducted both a single-dose and a multiple-dose pharmacokinetic study. The studies assessed the pharmacokinetics of the controlled-release formulation of zileuton in volunteers under both fed and fasted conditions. We believe that the results of the bioavailability studies are sufficient to allow us to bridge to the results of Abbott’s prior clinical trials to support our NDA filing. If the FDA disagrees with our conclusions regarding the sufficiency of the results from the bioavailability studies, then we could be required to conduct additional clinical trials to support our NDA, which could lead to unanticipated costs and delays.
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
     For example, in March 2006, we announced that we had discontinued a Phase II clinical trial of CTI-01, a small molecule product candidate that we had been developing for prevention of complications that can occur in patients after cardiopulmonary bypass, a procedure commonly performed during heart surgery. We discontinued the trial after routine testing revealed some swelling in the butyl rubber stoppers used to seal the vials that stored the drug. We determined that the durability of the stopper could have affected the integrity of clinical supplies of the product candidate at the trial sites. We are analyzing the safety and efficacy data from the patients who received medication before we discontinued the trial. We expect to complete our analysis of the trial data in the second half of 2006. Decisions on the future development of CTI-01 will depend upon the outcome of the analysis of the data.
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
     We are relying on MedImmune to fund the development of and to commercialize product candidates in our HMGB1 program. We are relying on Beckman Coulter to fund the development and to commercialize diagnostics in our HMGB1 program. All of our revenues for the years ended December 31, 2003 and 2004 were derived from fees paid to us by MedImmune. Our revenues for the year ended December 31, 2005 and the six months ended June 30, 2006 were derived from fees paid to us by MedImmune and Beckman Coulter under our collaboration agreements with them and revenue from the sale of ZYFLO beginning in the fourth quarter of 2005; however, a significant portion of our revenues for the year ended December 31, 2005 and the six months ended June 30, 2006 continued to be derived from our collaboration agreements with MedImmune and Beckman Coulter. Additional payments due to us under the collaboration agreements with MedImmune and Beckman Coulter are generally based on our achievement of specific development and commercialization milestones that we may not meet. In addition, the collaboration agreements entitle us to royalty payments that are based on the sales of products developed and marketed through the collaborations. These future royalty payments may not materialize or may be less than expected if the related products are not successfully developed or marketed or if we are forced to license intellectual property from third parties. Accordingly, we cannot predict if our collaborations with MedImmune and Beckman Coulter will continue to generate revenues for us.
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

     We have no manufacturing facilities and limited manufacturing experience. In order to continue to develop product candidates, apply for regulatory approvals and commercialize products, we need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties for production of the zileuton active pharmaceutical ingredient, or API, and controlled-release formulation of zileuton tablets and commercial supplies of ZYFLO and the production of our product candidates for preclinical and clinical testing purposes. We expect to continue to rely on third parties for these purposes for the foreseeable future.
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
     We have contracted with SkyePharma PLC, through its subsidiary Jagotec AG, for the manufacture of tablets of the controlled-release formulation of zileuton for clinical trials, regulatory review and, subject to negotiation of a commercial manufacturing agreement, commercial supplies. SkyePharma announced that it was the target of an unsolicited acquisition bid in November 2005. SkyePharma subsequently announced that it had retained an investment bank to consider strategic options, including the sale of the company. In February 2006, SkyePharma announced a new senior management team and the conclusion of its strategic review, deciding to concentrate on oral and pulmonary products and divest its injectable business. The sale of SkyePharma as a whole or in parts may impact our ability to produce the controlled-release formulation of zileuton.
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

     We have experienced significant operating losses in each year since our inception in 2000. We had net losses of $31.2 million in the six months ended June 30, 2006 and $47.1 million in the year ended December 31, 2005. As of June 30, 2006, we had an accumulated deficit of approximately $136.8 million. For the six months ended June 30, 2006, we recorded $2.8 million of revenue from the sale of ZYFLO and have not recorded revenue from any other product. We expect that we will continue to incur substantial losses for the foreseeable future as we spend significant amounts to fund our research, development and commercialization efforts and to enhance our core technologies. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. We will need to generate significant revenues to achieve profitability. Until we are able to generate such revenues, we will need to raise substantial additional capital to fund our operations.
We will require substantial additional capital to fund our operations. If additional capital is not available, we may need to delay, limit or eliminate our development and commercialization processes.
     We expect to devote substantial resources to continue our research and development efforts, including preclinical testing and clinical trials, support our sales and marketing infrastructure, achieve regulatory approvals, commercialize ZYFLO and, subject to regulatory approval, commercially launch the controlled-release formulation of zileuton and any future product candidates. Our funding requirements will depend on numerous factors, including:
•	the costs of ongoing sales and marketing for ZYFLO;

•	the timing, receipt and amount of sales from ZYFLO;

•	the costs and timing of the development, regulatory submission and approval and the commercial launch of the controlled-release formulation of zileuton, if and when it is approved by regulatory authorities;

•	the amount and timing of the cost reductions that we announced in May 2006;

•	the scope and results of our clinical trials;

•	advancements of other product candidates into development;

•	potential acquisition or in-licensing of other products or technologies;

•	the time and costs involved in preparing, submitting, obtaining and maintaining regulatory approvals;

•	the timing, receipt and amount of milestone and other payments, if any, from MedImmune, Beckman Coulter or future collaborators;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	continued progress in our research and development programs, as well as the magnitude of these programs including milestone payments to third parties under our license agreements;

•	the cost of manufacturing, marketing and sales activities;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the cost of obtaining and maintaining licenses to use patented technologies;

•	our ability to establish and maintain additional collaborative arrangements; and

•	the ongoing time and costs involved in certain corporate governance requirements, including work related to compliance with the Sarbanes-Oxley Act of 2002.

     Other than payments that we receive from our collaborations with MedImmune and Beckman Coulter, we expect that sales of ZYFLO will represent our only source of revenue until we commercially launch the controlled-release formulation of zileuton if it is approved. In addition to the foregoing factors, we believe that our ability to access external funds will depend upon the market acceptance of ZYFLO, the success of our other preclinical and clinical development programs, the receptivity of the capital markets to financings by biopharmaceutical companies, our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.
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
     For the six months ended June 30, 2006, our net cash used for operating activities was $29.9 million and we had capital expenditures of $321,000. If our existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product candidates, we may need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.
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
     As of July 31, 2006, our directors, executive officers and 10% or greater stockholders, together with their affiliates, to our knowledge, beneficially owned, in the aggregate, approximately 50.2% of our outstanding common stock. As a result, our directors, executive officers and 10% or greater stockholders, together with their affiliates, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
     Not applicable.
Use of Proceeds from Registered Securities
     In June 2004, we sold 6,110,000 shares of our common stock in our initial public offering, including 110,000 shares upon the exercise of an over-allotment option by the underwriters, pursuant to a registration statement on Form S-1 (File No. 333-113727), which was declared effective by the SEC on May 26, 2004. Our net proceeds from the offering equaled approximately $37.8 million. Through June 30, 2006, we have used all of the net proceeds as follows: approximately $18.5 million of the net proceeds to establish sales and marketing capabilities and manufacturing and distribution arrangements to launch ZYFLO and approximately $19.3 million of the net proceeds to fund preclinical and clinical development of our product candidates.
     We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any of our directors or officers, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     The following matters were submitted to a vote of our stockholders at our 2006 Annual Meeting of Stockholders held on April 25, 2006 and approved by the requisite vote of our stockholders as follows:
          1. To elect Richard W. Dugan, Christopher Mirabelli, Ph.D., and James B. Tananbaum, M.D. to our board of directors to serve as Class II directors, each for a term of three years.

	Number of Shares
Nominee	For	Withheld
Richard W. Dugan	29,624,651	20,629
Christopher Mirabelli, Ph.D.	29,601,463	43,817
James B. Tananbaum, M.D.	29,265,801	379,479
          2. To adopt the Critical Therapeutics, Inc. 2006 Employee Stock Purchase Plan, under which 400,000 shares of our common stock will be authorized for issuance.

Number of Shares
For	Against	Abstain	Broker Non-Vote
26,111,852	241,339	1,300	3,290,789

          3. To ratify our board of directors’ selection of Deloitte & Touche LLP as our registered public accounting firm for the fiscal year ending December 31, 2006.

Number of Shares
For	Against	Abstain
29,642,925	1,355	1,000
The number of shares of our common stock eligible to vote as of the record date of March 24, 2006 was 34,216,181 shares.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.
     The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITICAL THERAPEUTICS, INC.
Date: August 9, 2006	/s/ Frank E. Thomas
Frank E. Thomas
President (Principal Executive Officer and Principal Financial Officer)

Date: August 9, 2006	/s/ Jeffrey E. Young
Jeffrey E. Young
Vice President of Finance, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 27, 2006 (SEC File No. 000-50767)).

10.2	Employment Agreement, dated April 26, 2006 by and between the Registrant and Dana Hilt, M.D. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006 (SEC File No. 000-50767)).

10.3	Letter Agreement between the Registrant and Robert H. Zeiger, effective as of June 26, 2006 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2006 (SEC File No. 000-50767)).

10.4	Employment Agreement dated June 26, 2006 by and between the Registrant and Jeffrey E. Young (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 27, 2006 (SEC File No. 000-50767)).

10.5	Severance Agreement between the Registrant and Paul D. Rubin, M.D. dated July 10, 2006 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 14, 2006 (SEC File No. 000-50767)).

10.6	Separation Agreement between the Registrant and Frederick Finnegan dated July 13, 2006 (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated July 14, 2006 (SEC File No. 000-50767)).

31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.