Form 10-Q
period 2006-09-30
CRITICAL THERAPEUTICS INC
filed 2006-11-09
CIK 1145404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 7, 2006, the registrant had 42,005,530 shares of Common Stock, $0.001 par value per share, outstanding.

CRITICAL THERAPEUTICS, INC.
FORM 10-Q

2 of 60

PART I. Financial Information
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. For this purpose, any statements contained herein, other than statements of historical fact, including statements regarding the expected timing and outcome of the New Drug Application, or NDA, submission for the controlled-release formulation of zileuton, or zileuton CR, the expected timing and amounts of restructuring charges, possible therapeutic benefits and market acceptance of ZYFLO® (zileuton tablets), and, if approved, zileuton CR, the progress and timing of our drug development programs and related trials, the efficacy of our drug candidates, our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, may be forward-looking statements under the provisions of The Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates” and risks relating to: the expected timing and outcome of the NDA for zileuton CR and related discussions with the FDA; our ability to transition our management team effectively; our ability to rely on historical data in seeking marketing approval for zileuton CR, including the sufficiency and acceptability of the results of the pharmacokinetic studies of zileuton CR for U.S. Food and Drug Administration, or FDA, purposes; our ability to develop and maintain the necessary sales, marketing, distribution and manufacturing capabilities to commercialize ZYFLO, and, if approved, zileuton CR; our ability to successfully market and sell ZYFLO with a reduced sales force; patient physician and third-party payor acceptance of ZYFLO and, if approved, zileuton CR, as a safe and effective therapeutic product; adverse side effects experienced by patients taking ZYFLO and, if approved, zileuton CR; the results of preclinical studies and clinical trials with respect to our products under development and whether such results will be indicative of results obtained in later clinical trials; our heavy dependence on the commercial success of ZYFLO and, if approved, zileuton CR; our ability to obtain the substantial additional funding required to conduct our research, development and commercialization activities; our dependence on our strategic collaboration with MedImmune, Inc; and our ability to obtain, maintain and enforce patent and other intellectual property protection for ZYFLO, our discoveries and drug candidates. These and other risks are described in greater detail below under the caption “Risk Factors” in Part II, Item 1A. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements in this quarterly report represent our views only as of the date of this quarterly report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

3 of 60

Item 1. Financial Statements
CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
in thousands, except share data	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$35,557	$57,257
Accounts receivable, net	895	1,024
Amount due under collaboration agreements	250	205
Short-term investments	4,638	25,554
Inventory, net	2,863	1,869
Prepaid expenses and other	1,086	2,179

Total current assets	45,289	88,088

Fixed assets, net	3,143	3,563
Other assets	168	168

Total assets	$48,600	$91,819

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,106	$1,179
Accounts payable	1,508	4,615
Accrued expenses	4,639	4,876
Revenue deferred under collaboration agreements	1,010	5,706
Deferred product revenue	1,262	1,707

Total current liabilities	9,525	18,083

Long-term debt and capital lease obligations, less current portion	663	1,489
Stockholders’ equity:
Preferred stock, par value $0.001; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.001; authorized 90,000,000 shares; issued and outstanding 34,295,866 and 34,126,977 shares at September 30, 2006 and December 31, 2005, respectively	34	34
Additional paid-in capital	184,209	181,718
Deferred stock-based compensation	(155)	(3,794)
Accumulated deficit	(145,647)	(105,617)
Accumulated other comprehensive loss	(29)	(94)

Total stockholders’ equity	38,412	72,247

Total liabilities and stockholders’ equity	$48,600	$91,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 of 60

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in thousands except share and per share data	2006	2005	2006	2005
Revenues:
Net product sales	$1,879	$—	$4,710	$—
Revenue under collaboration agreements	2,499	1,335	5,446	4,125

Total revenues	4,378	1,335	10,156	4,125

Costs and expenses:
Cost of products sold	267	—	1,662	—
Research and development	6,736	8,873	23,063	22,188
Sales and marketing	3,906	4,049	16,476	7,042
General and administrative	2,907	3,103	10,916	8,777

Total costs and expenses	13,816	16,025	52,117	38,007

Operating loss	(9,438)	(14,690)	(41,961)	(33,882)
Other income (expense):
Interest income	612	794	2,100	1,619
Interest expense	(54)	(61)	(169)	(140)

Total other income	558	733	1,931	1,479

Net loss	($8,880)	($13,957)	($40,030)	($32,403)

Net loss per share	($0.26)	($0.41)	($1.17)	($1.17)

Basic and diluted weighted-average common shares outstanding	34,251,656	33,976,026	34,184,551	27,664,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

5 of 60

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,
in thousands	2006	2005
Cash flows from operating activities:
Net loss	($40,030)	($32,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	745	566
Amortization of premiums on short-term investments and other	(72)	791
Loss on disposal of fixed assets	51	—
Reserve for inventory	757	—
Stock-based compensation expense	6,009	1,983
Changes in assets and liabilities:
Accounts receivable	129	—
Amount due under collaboration agreements	(45)	(423)
Inventory	(1,751)	(1,309)
Prepaid expenses and other	1,093	(131)
Accounts payable	(3,107)	434
Accrued expenses	(237)	2,682
Revenue deferred under collaboration agreements	(4,696)	(2,580)
Deferred product revenue	(445)	—

Net cash used in operating activities	(41,599)	(30,390)

Cash flows from investing activities:
Purchases of fixed assets	(376)	(1,674)
Proceeds from sales and maturities of short-term investments	32,855	55,423
Purchases of short-term investments	(11,802)	(31,261)

Net cash provided by investing activities	20,677	22,488

Cash flows from financing activities:
Net proceeds from private placement of common stock	—	51,362
Proceeds from exercise of stock options	121	66
Repayments of long-term debt and capital lease obligations	(899)	(300)

Net cash provided by (used in) financing activities	(778)	51,128

Net increase (decrease) in cash and cash equivalents	(21,700)	43,226
Cash and cash equivalents at beginning of period	57,257	11,980

Cash and cash equivalents at end of period	$35,557	$55,206

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$173	$140

Non-cash investing and financing activities:
Fixed assets acquired under capital lease obligation	—	$125

Unrealized gain on investments	$65	$184

The accompanying notes are an integral part of these condensed consolidated financial statements.

6 of 60

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
     Operating results for the three and nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results for the full year.
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
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning with the first annual period after December 15, 2006. The Company is evaluating what impact, if any, the adoption of this standard will have on its financial position or results of operations.
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
     The Company sells ZYFLO, a tablet formulation of zileuton, to wholesalers, distributors and pharmacies, which have the right to return purchased product. In accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, the Company cannot recognize revenue on product shipments until it can reasonably estimate returns relating to these shipments. Under SFAS No. 48, the Company defers recognition of revenue on product shipments of ZYFLO to its customers until the product is dispensed through patient prescriptions. The Company estimates prescription units dispensed based on distribution channel data provided by external, independent sources. ZYFLO received by patients through prescription is not subject to return. For the quarter ended September 30, 2006, product sales, net of discounts and rebates, were $1.9 million. Product shipments not recognized are included in deferred product revenue on the accompanying consolidated balance sheet. The Company will continue to recognize revenue upon prescription units dispensed until it can reasonably estimate product returns based on its product returns experience. At that time, the

7 of 60

Company will record a one-time increase in net product sales related to the recognition of revenue previously deferred. In addition, the Company’s product sales are subject to various rebates, discounts and incentives that are customary in the pharmaceutical industry.
     Under the Company’s collaboration agreements with MedImmune and Beckman Coulter, the Company is entitled to receive non-refundable license fees, milestone payments and other research and development payments. Payments received are initially deferred from revenue and subsequently recognized in the Company’s statement of operations when earned. The Company must make significant estimates in determining the performance period and periodically review these estimates, based on joint management committees and other information shared by the Company’s collaborators. The Company recognizes these revenues over the estimated performance period as set forth in the contracts based on proportional performance and adjusted from time to time for any delays or acceleration in the development of the product. For example, a delay or acceleration of the performance period by the Company’s collaborator may result in further deferral of revenue or the acceleration of revenue previously deferred. Because MedImmune and Beckman Coulter can each cancel its agreement with the Company, the Company does not recognize revenues in excess of cumulative cash collections. In September 2006, the Company revised its cost estimate to reflect lower than expected costs to be incurred over the remainder of the MedImmune contract. The change in estimate resulted in an increase in revenue recognized of approximately $1.3 million in the third quarter of 2006.
     At September 30, 2006, the Company’s account receivable balance was net of cash allowances of $18,000.
(3) Cash Equivalents and Short-Term Investments
     The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents.
     Short-term investments consist primarily of U.S. government treasury and agency notes, corporate debt obligations, municipal debt obligations, auction rate securities and money market funds, each of investment-grade quality, which have a maturity date greater than 90 days that can be sold within one year. These securities are held until such time as the Company intends to use them to meet the ongoing liquidity needs to support its operations. These investments are recorded at fair value and accounted for as available-for-sale securities. The unrealized gain (loss) during the period is recorded as an adjustment to stockholders’ equity. The Company recorded unrealized gains on investments of $2,000 and $65,000 during the three and nine months ended September 30, 2006, respectively. The Company recorded unrealized gains on investments of $83,000 and $184,000 during the three and nine months ended September 30, 2005, respectively. The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization or accretion is included in interest income (expense) in the corresponding period. The Company has concluded that the unrealized gain (loss) on investments is temporary and therefore no impairment as of September 30, 2006.
(4) Inventory
     Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. As of September 30, 2006, the Company held $2.9 million in inventory to be used for sales related to its commercial product, ZYFLO. The Company analyzes its inventory levels quarterly and writes-down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory or inventory that does not meet certain Company specifications is disposed of and the related costs are written off. In the third quarter of 2006, the Company recorded a reserve of approximately $55,000 related to costs associated with the active pharmaceutical ingredient, or API, not meeting the Company’s manufacturing specifications and inventory that is unlikely to be sold. In addition, in the third quarter of 2006, the Company received a credit of $132,000 for product which failed during manufacturing in the third quarter and for product reserved for in the

8 of 60

second quarter of 2006 that did not meet certain Company specifications for which the Company negotiated a settlement in the third quarter of 2006. This credit was recorded as a reduction to cost of products sold and a reduction to inventory reserve in the third quarter of 2006. At September 30, 2006, the inventory related to these lots has not yet been disposed.
     Inventory consisted of the following at September 30, 2006 and December 31, 2005, respectively (in thousands):

	September 30,	December 31,
	2006	2005
Raw material	$3,366	$1,425
Work in process	—	332
Finished goods	534	392

Total inventory	3,900	2,149
Less: reserve	(1,037)	(280)

Inventory, net	$2,863	$1,869

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
(5) Comprehensive Loss
     Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and comprehensive loss is the unrealized gain (loss) on short-term investments for the period. Total comprehensive loss was $8.9 million and $40.0 million for the three and nine months ended September 30, 2006, respectively, and was $13.9 million and $32.2 million for the three and nine months ended September 30, 2005, respectively. The unrealized gain (loss) on investments is the only component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.
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
     All stock-based awards to non-employees are accounted for at their fair market value in accordance with SFAS 123(R) and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF No. 96-18. The Company periodically remeasures the fair value of the unvested portion of stock-based awards to non-employees, resulting in charges or credits

9 of 60

to operations in periods when such remeasurement results in differences between the fair value of the underlying common stock and the exercise price of the options that is greater than or less than the differences, if any, between the fair value of the underlying common stock and the exercise price of the options at their respective previous measurement dates. For the three and nine months ended September 30, 2006 the Company reduced its previously recorded deferred stock-based compensation by approximately $85,000 and $370,000, respectively.
     For the three and nine months ended September 30, 2005, had employee compensation expense been determined based on the fair value at the date of grant consistent with SFAS No. 123(R), the Company’s pro forma net loss and pro forma net loss per share would have been as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(in thousands, except loss per share data)	2005	2005
Net loss — as reported	$(13,957)	$(32,403)
Add: Stock-based compensation expense included in reported net loss	439	1,335
Deduct: Stock-based compensation expense determined under fair value method	(982)	(2,655)

Net loss — pro forma	$(14,500)	$(33,723)

Net loss per share (basic and diluted):
As reported	$(0.41)	$(1.17)

Pro forma	$(0.43)	$(1.22)

     Stock option activity for the nine months ended September 30, 2006 and September 30, 2005 was as follows:

	2006		2005
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise Price	Number of	Exercise Price
	Shares	Per Share	Shares	Per Share
Outstanding—January 1	6,200,106	$5.03	4,500,270	$4.23
Granted	741,250	6.97	358,500	7.27
Exercised	(89,204)	0.46	(13,668)	1.50
Cancelled	(62,594)	6.34	(3,540)	5.28

Outstanding—March 31	6,789,558	$5.29	4,841,562	$4.46
Granted	1,661,250	3.99	311,000	5.64
Exercised	(21,609)	1.04	(1,383)	5.86
Cancelled	(1,020,344)	5.85	(58,000)	6.50

Outstanding—June 30	7,408,855	4.93	5,093,179	$4.51
Granted	93,000	3.52	695,250	6.54
Exercised	(58,076)	0.89	(34,811)	6.16
Cancelled	(396,392)	6.12	(86,914)	3.35

Outstanding—September 30	7,047,387	$4.88	5,666,704	$4.78

Exercisable—September 30	2,700,177	$4.29	1,388,238	$3.04

     The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at September 30, 2006 were 8.5 years and $1.8 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at September 30, 2006 were 7.8 years and $1.5 million, respectively. The total intrinsic value of the options exercised during the three months ended September 30, 2006 was approximately $69,000.
     As of September 30, 2006, $155,000 of deferred compensation, relating to awards granted prior to the Company’s S-1, has yet to be recognized. Such amounts will be recognized over the next 39 months. The Company expenses this deferred stock-based compensation to operations over the vesting period of the options and recorded stock-based compensation expense of $105,000 for the nine months ended September 30, 2006 and $2.0 million for the nine months ended September 30, 2005. For the three and nine months ended September 30, 2006, in accordance with the adoption of SFAS No. 123(R), the Company recorded incremental stock-based compensation expense of $1.5 million and $5.9 million, respectively.
     The total fair value of the shares vested (other than pre S-1 shares vested) and expensed during the three months ended September 30, 2006 was $407,000. As of September 30, 2006 there was $15.4 million of total unrecognized compensation

10 of 60

expense (including the pre S-1 shares) related to unvested share-based compensation awards granted under the Company’s stock incentive plans, which is expected to be recognized over a weighted average period of 1.5 years.
     The Company anticipates recording additional stock-based compensation expense of $1.7 million in the fourth quarter of 2006, $6.3 million in 2007, $4.4 million in 2008 and $3.0 million thereafter relating to the amortization of unrecognized compensation expense as of September 30, 2006. These anticipated compensation expenses do not include any adjustment for new or additional options to purchase common stock granted to employees. These amounts are expected to be reduced as a result of the Company’s restructuring plan announced in October of 2006 and as described in Note 10.
     Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the calculated fair value may not necessarily be indicative of the actual fair value of the stock options. The Company has computed the impact under SFAS No. 123(R) for options granted using the Black-Scholes option-pricing model for the quarter ended September 30, 2006 and has computed the pro forma disclosures required under the modified prospective method for the quarter ended September 30, 2005. The Company increased its assumption for the three and nine months ended September 30, 2006 regarding expected volatility to 61% and 60%, respectively, from 59% and 58% in the corresponding periods of 2005. The revised rate is based on the Company’s actual historical volatility since its initial public offering. In addition, the Company increased its assumption for the three and nine months ended September 30, 2006 regarding expected life to 6.25 years from 4 years in prior years. The expected life of options granted was estimated using the simplified method calculation as prescribed by SFAS No. 123(R). The assumptions used and weighted-average information are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk free interest rate	4.7%	4.1%	4.9%	4.0%
Expected dividend yield	0%	0%	0%	0%
Expected forfeiture rate	4.2%	—	4.2%	—
Expected life	6.25 years	4 years	6.25 years	4 years
Expected volatility	61%	59%	60%	58%
Weighted-average fair value of options granted	$2.17	$3.20	$2.96	$3.11
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
     In April 2006, the stockholders of the Company approved the Company’s 2006 Employee Stock Purchase Plan (the “2006 Stock Purchase Plan”). The 2006 Stock Purchase Plan was adopted by the Company’s board of directors in February 2006. The 2006 Stock Purchase Plan provides for the issuance of up to 400,000 shares of the Company’s common stock to participating employees and is implemented by offering periods with a duration of six months. Offerings begin each June 1 and December 1, or the first business day thereafter, and first commenced June 1, 2006.
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

11 of 60

(7) May 2006 Restructuring
     In May 2006, the Company recorded charges of $499,000 for a restructuring of its operations that was intended to better align costs with revenue and operating expectations. The restructuring charges, which included $95,000 in general and administrative expense, $231,000 in research and development expense and $173,000 in sales and marketing expense, pertain to employee severance benefits, outplacement services, automobile lease termination fees and impairment of assets. The restructuring charges were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
     In connection with the May 2006 restructuring plan, the Company terminated 27 employees or approximately 16% of the Company’s workforce at the time, resulting in a severance charge of $383,000, which was accrued in May 2006. None of these employees remained employed as of May 31, 2006. As a result of terminating these employees, the Company recorded an automobile lease termination fee of $54,000, an outplacement service fee of $39,000 and an impairment charge of $23,000 for computer equipment for which the future use is currently uncertain. In the second quarter of 2006 the Company paid $203,000 of severance and other related charges which include $35,000 in general and administrative expense, $111,000 in research and development expense and $57,000 in sales and marketing expense. At September 30, 2006, the Company had $10,000 remaining in accrued expense related to its May restructuring.
     In addition, at September 30, 2006, the Company had $976,000 of accrued severance and bonus expense related to the resignation of its former President and Chief Executive Officer and its former Senior Vice President of Sales and Marketing, which is not included in the restructuring charges above. These amounts are expected to be paid in December 2006 in accordance with the contractual terms of the severance and release agreements signed by the individuals.
(8) Basic and Diluted Loss per Share
     Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. Anti-dilutive securities that are not included in the diluted net loss per share calculation aggregated 10,541,881 and 9,214,279 as of September 30, 2006 and 2005, respectively. These anti-dilutive securities consist of outstanding stock options, warrants, and unvested restricted common stock as of September 30, 2006 and 2005.
     The following table reconciles the weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted-average common shares outstanding	34,268,407	34,052,961	34,216,576	27,816,918
Less: weighted-average restricted common shares outstanding	(16,751)	(76,935)	(32,025)	(151,965)

Basic and diluted weighted-average common shares outstanding	34,251,656	33,976,026	34,184,551	27,664,953

(9) Commitments and Contingencies
     The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include costs for research and development and license agreements that represent the Company’s fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These

12 of 60

amounts do not include any additional amounts that the Company may be required to pay under its license agreements upon the achievement of scientific, regulatory and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of an investigational new drug application to the U.S. Food and Drug Administration, or FDA, similar submissions to foreign regulatory authorities and the first commercial sale of the Company’s products in various countries. These agreements include costs related to manufacturing, clinical trials and preclinical studies performed by third parties. The estimated amount that may be incurred in the future under these agreements totals approximately $13.3 million as of September 30, 2006. The amount and timing of these commitments may change, as they are largely dependent on the rate of enrollment in and timing of the development of the Company’s product candidates. As of September 30, 2006, the Company has $55,000 and $496,000 included in prepaid expenses and accrued expenses, respectively, related to these agreements on the accompanying condensed consolidated balance sheet. These agreements are accounted for under the percentage of completion method.
     The Company is also party to a number of agreements that require it to make milestone payments, royalties on net sales of the Company’s products and payments on sublicense income received by the Company. In addition, the Company entered into a manufacturing and supply agreement with Rhodia Pharma Solutions, which was assigned to Shasun Pharma Solutions Ltd. or Shasun, for commercial production of the API for ZYFLO, subject to specified limitations, through December 31, 2009. Under this agreement, the Company committed to purchase minimum amounts of API in the fourth quarter of 2006, in the first quarter of 2007 and in the first quarter of 2008. The API purchased from Shasun currently has a shelf-life of 24 months. The Company evaluates the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, the Company is required to make judgments as to the future demand for current or committed inventory levels and as to the expiration dates of its product. As of September 30, 2006, no reserves have been recorded for purchase commitments.
     From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company is not a party to any pending material litigation or other material legal proceedings.
(10) Subsequent Events
     On October 31, 2006, the Company sold 7,455,731 shares of common stock and warrants to purchase 3,727,865 shares of common stock for an aggregate purchase price of $20.0 million, which resulted in net proceeds of $18.5 million. The warrants to purchase common stock have an exercise price of $2.62 per share and are exercisable at any time on or before October 26, 2011.
     On October 26, 2006, the Company announced its plan to focus its resources on the commercialization of its controlled-release formulation of zileuton, or zileuton CR, for the chronic treatment of asthma and on the clinical development of the intravenous formulation of zileuton and to significantly reduce its net cash expenditures through lower spending on its existing sales force as well as on its discovery and research programs. As part of this new business strategy, the Company eliminated 63 positions, or approximately 52% of the Company’s workforce. The headcount reduction reflects a downsizing of 36 of its sales and marketing employees. The Company retained a respiratory sales force of approximately 18 representatives who will be focused on continued promotion to prescribing physicians within major markets across the United States and increasing prescriptions from its existing base of prescribers. The headcount reductions also include 19 employees in its research and development group and 8 employees in its general and administrative group. The Company expects to complete its restructuring by December 31, 2006, at which point the Company expects to have approximately 59 employees.
     In connection with the implementation of its restructuring plan, the Company expects to record a charge of $3 million to $4 million in the fourth quarter of 2006

13 of 60

which will consist of severance benefits of approximately $1.6 million, an automobile lease termination fee of approximately $252,000, an outplacement service fee of $28,000 and an impairment charge and other related charges of approximately $1.0 million to $2.0 million for laboratory equipment, computer equipment and furniture and fixtures for which the future use is currently uncertain. The restructuring charges will be recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

14 of 60

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
Financial Operations Overview
     We are a biopharmaceutical company focused on the discovery, development and commercialization of products designed to treat respiratory, inflammatory and critical care diseases linked to the body’s inflammatory response. Our marketed product is ZYFLO, an immediate-release tablet formulation of zileuton, which the FDA approved in 1996 for the prevention and chronic treatment of asthma in adults and children 12 years of age or older. We licensed from Abbott Laboratories exclusive worldwide rights to ZYFLO and other formulations of zileuton for multiple diseases and conditions. We began selling ZYFLO in the United States in October 2005, and are developing zileuton CR and an intravenous formulation of zileuton. In connection with the restructuring announced in October 2006, we determined to focus our resources on these formulations.
     We are currently developing zileuton CR, a tablet designed to be taken twice daily, two tablets per dose. We have submitted an NDA for zileuton CR that was accepted for filing by the FDA as of September 29, 2006. Under the Prescription Drug User Fee Act, or PDUFA, guidelines, the PDUFA date for our NDA is May 31, 2007, which is the date by which we expect to receive an action letter from the FDA on this filing. If we receive regulatory approval on a timely basis, we expect to launch zileuton CR in the second half of 2007. We are currently exploring strategic alternatives for the marketing and sale of zileuton CR if approved and plan to pursue a co-promotion arrangement with a third party with respect to the marketing and sale of zileuton CR. If we are unable to enter into a co-promotion arrangement or other strategic alternative with a third party on terms that are favorable to us, we may determine to market and sell zileuton CR independently.
     In addition, we are developing an intravenous formulation of zileuton initially for use in emergency room or urgent care centers for patients who suffer acute exacerbations of asthma. In August 2006, we announced results from our Phase I/II clinical trial designed to evaluate safety, tolerability and pharmacokinetics of the intravenous formulation of zileuton in patients with asthma. We plan to initiate a Phase IIb clinical trial in the first half of 2007 with our intravenous formulation of zileuton in asthma patients, while continuing to seek a co-development arrangement for this product candidate.
     We are also developing other product candidates to regulate the excessive inflammatory response that can damage vital internal organs and, in the most severe cases, result in multiple organ failure and death. The inflammatory response occurs following stimuli such as infection or trauma. Our product candidates target the production and release into the bloodstream of proteins called cytokines that play a fundamental role in the body’s inflammatory response. We are collaborating with MedImmune, Inc. on preclinical development of monoclonal antibodies directed toward a cytokine called HMGB1, or high mobility group box protein 1, which we believe may be an important target for the development of products to treat inflammation-mediated diseases. In addition, we are collaborating with Beckman Coulter, Inc. on the development of a diagnostic directed toward measuring HMGB1 in the bloodstream. In connection with the restructuring, we have determined to seek to enter into collaboration arrangements with respect to our other product candidates and do not plan to conduct any clinical studies on these product candidates prior to entering into such arrangements.

15 of 60

     We were incorporated in July 2000 as Medicept, Inc. and changed our name to Critical Therapeutics, Inc. in March 2001. We completed an initial public offering of our common stock in June 2004 and our common stock is currently traded on the Nasdaq Global Market.
     Since our inception, we have incurred significant losses each year. As of September 30, 2006, we had an accumulated deficit of $145.7 million. We expect to incur significant losses for the foreseeable future and we may never achieve profitability at all. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect our operating losses to continue over the next several years as we fund our development programs, market and sell ZYFLO and prepare for the potential commercial launch of our product candidates.
     In June 2006, we announced that Paul D. Rubin, M.D. had stepped down from his position as our President and Chief Executive Officer and resigned from our board of directors and that Frederick Finnegan had resigned from his position as our Senior Vice President of Sales and Marketing. In October 2006, Walter Newman, Ph.D. resigned from his position as our Senior Vice President of Research and Development and Chief Scientific Officer. In connection with these departures, we are obligated to make aggregate lump sum cash severance payments of approximately $1.3 million to these former executives which we expect to pay in 2006. At September 30, 2006, we had accrued $976,000 of the $1.3 million that we are obligated to pay and will accrue and pay the remaining balance related to Dr. Newman in the fourth quarter of 2006.
     In May 2006, we recorded charges of $499,000 for a restructuring of our operations that was intended to better align costs with revenue and operating expectations. The restructuring charges, which included $95,000 in general and administrative expense, $231,000 in research and development expense and $173,000 in sales and marketing expense, pertain to employee severance benefits, outplacement services, automobile lease termination fees and impairment of assets.
     In October 2006, we announced a restructuring plan to focus our resources on the commercialization of zileuton CR and on the clinical development of the intravenous formulation of zileuton and to significantly reduce our net cash expenditures through lower spending on our existing sales force as well as on our discovery and research programs. As part of this new business strategy, we eliminated 63 positions, or approximately 52% of our workforce. The headcount reduction reflects a downsizing of 36 of our sales and marketing employees. We retained a respiratory sales force of approximately 18 representatives who will be focused on continued promotion to prescribing physicians within the major markets across the United States and increasing prescriptions from our existing base of prescribers. The headcount reductions also include 19 employees in our research and development group and eight employees in our general and administrative group. We expect to complete this restructuring by December 31, 2006, at which point we expect to have approximately 59 employees.
     On October 31, 2006, we sold 7,455,731 shares of common stock and warrants to purchase 3,727,865 shares of common stock for an aggregate purchase price of $20.0 million, which resulted in net proceeds of $18.5 million. The warrants to purchase common stock have an exercise price of $2.62 per share and are exercisable at any time on or before October 26, 2011.
     Since inception, we have raised proceeds to fund our operations through public offerings and private placements of equity securities, debt financings, the receipt of interest income, payments from our collaborators MedImmune and Beckman Coulter, and, beginning in the fourth quarter of 2005, revenues from sales of ZYFLO.
     In July 2003, we entered into an exclusive license and collaboration agreement with MedImmune for the discovery and development of novel drugs for the treatment of acute and chronic inflammatory diseases associated with HMGB1. Under this collaboration, MedImmune paid us initial fees of $10.0 million in late 2003 and $2.5 million early 2004, an additional $750,000 in the first nine months of 2006, $2.75 million in 2005 and $1.5 million in 2004 for milestone payments and to fund certain research expenses incurred by us for the HMGB1 program.
     In January 2005, we entered into a license agreement with Beckman Coulter relating to the development of diagnostics for measuring HMGB1. In consideration for the license, Beckman Coulter paid us a product evaluation license fee of $250,000 in February 2005.
     Revenues. From our inception on July 14, 2000 through the third quarter of 2005, we derived all of our revenues from license fees, research and development payments and milestone payments that we have received from our collaboration agreements with MedImmune and Beckman Coulter. In the fourth quarter of 2005, we began shipping our first

16 of 60

commercial product, ZYFLO. We recorded $4.7 million in net product sales for the nine months ended September 30, 2006. As part of our October 2006 restructuring plan, we eliminated 36 positions in our sales and marketing group. This reduction could have a substantial impact on revenue derived from product sales.
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
     Research and Development Expenses. Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for monitoring and analyzing clinical trials, milestone payments to third parties, costs related to the development of our NDA for zileuton CR, costs of contract research and manufacturing and the cost of facilities. In addition, research and development expenses include the cost of our medical affairs and medical information functions, which educate physicians on the scientific aspects of our commercial products and the approved indications, labeling and the costs of monitoring adverse events. After FDA approval of a product candidate, manufacturing expenses associated with a product will be recorded as cost of products sold rather than research and development expenses. We expense research and development costs and patent related costs as incurred. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any particular project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in the aggregate in support of all research and development. Development costs for later stage programs such as the intravenous formulation of zileuton tend to be higher than earlier stage programs such as our HMGB1 and alpha-7 programs, due to the costs associated with conducting clinical trials and large-scale manufacturing.
     We expect that research and development expenses relating to our development portfolio will fluctuate depending primarily on the timing of clinical trials, milestone payments to third parties, and manufacturing initiatives. We expect to incur additional expenses over the next several years for clinical trials of our product development candidates, including the controlled-release and intravenous formulations of zileuton and alpha-7. As a result of our October restructuring plan. we anticipate that our research and development expense will decrease in 2007. We also expect manufacturing expenses for some programs included in research and development expenses to increase as we complete registration activities relating to the manufacturing of zileuton CR and scale up production of the intravenous formulation of zileuton for a phase IIb clinical trial. We also expect to initiate clinical trials related to zileuton CR to examine its potential clinical benefits in certain populations of asthma patients, which, if conducted, would be included in research and development expenses.
     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for personnel in sales and marketing functions as well as other costs related to ZYFLO. Other costs reflected in sales and marketing include the cost of product samples of ZYFLO, promotional materials, market research and sales meetings. We expect to continue to incur sales and marketing costs associated with our sales force to support ZYFLO. If zileuton CR is approved for marketing, we expect to incur additional expenses related to enhancing our sales and marketing functions and adding sales representatives.
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
     Deferred Stock-Based Compensation Expense. As discussed more fully in Note 6 to our condensed consolidated financial statements included herein and in Notes 7 and 8 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2005, in lieu of cash payments, we granted options to purchase 120,000

17 of 60

shares of common stock to non-employees during the nine months ended September 30, 2005. We recorded these grants at fair value when granted. We periodically remeasure the fair value of the unvested portion of these grants, resulting in charges or credits to operations in periods when such remeasurement results in differences between the fair value of the underlying common stock and the exercise price of the options that is greater than or less than the differences, if any, between the fair value of the underlying common stock and the exercise price of the options at their respective previous measurement dates. During the nine months ended September 30, 2006, we granted no options to purchase shares of our common stock to non-employees. For the nine months ended September 30, 2006, we reduced our previously recorded deferred stock-based compensation by approximately $370,000. During the nine months ended September 30, 2006 and September 30, 2005, we granted options to purchase 86,250 and 75,000 shares of common stock, respectively, to members of our board of directors.
     As discussed more fully in Note 6 to our condensed consolidated financial statements included herein and Notes 7 and 8 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2005, we granted options to purchase 2,495,500 and 1,138,750 shares of our common stock to employees during the nine months ended September 30, 2006 and September 30, 2005, respectively. In addition, certain of the employee options granted during 2004 and prior years were deemed for accounting purposes to have been granted with exercise prices below their then-current market value. We recorded the value of these differences as deferred stock-based compensation and amortized the deferred amounts as charges to operations over the vesting periods of the grants, resulting in stock-based compensation expense. We recorded stock-based compensation expense of $33,000 and $439,000 for the three months ended September 30, 2006 and September 30, 2005, respectively, and $476,000 and $1,335,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively, related to stock options granted to employees at exercise prices below their current market value on the date of grant.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning with the first annual period after December 15, 2006. We are evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.
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

18 of 60

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
     Inventory. Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. In August 2006, ZYFLO’s fifteen-month shelf life was extended to a eighteen-month shelf life. As of September 30, 2006, inventory consists of zileuton API, which is raw material in powder form, and finished ZYFLO tablets to be used for commercial sale. On a quarterly basis, we analyze our inventory levels and write down inventory that has become obsolete, inventory that has a cost basis in excess of our expected net realizable value and inventory that is in excess of expected requirements to cost of product revenues. In the third quarter of 2006, we recorded a reserve of approximately $55,000 related to costs associated with the active pharmaceutical ingredient, or API, not meeting our manufacturing specifications and inventory that is unlikely to be sold. In addition, in the third quarter of 2006, we received a credit of $132,000 for product that failed during manufacturing in the third quarter and for product reserved for in the second quarter of 2006 that did not meet certain of our specifications for which we negotiated a settlement in the third quarter of 2006. At September 30, 2006, the inventory related to these lots has not yet been disposed.
     Accrued Expenses. As part of the process of preparing our consolidated financial statements, we are required to estimate certain expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include professional service fees, such as fees paid to lawyers and accountants, rebates to third parties, including government programs such as Medicaid or private insurers, contract service fees, such as amounts paid to clinical monitors, data management organizations and investigators in connection with clinical trials, fees paid to contract manufacturers in connection with the production of clinical materials and restructuring charges. In connection with rebates, our estimates are based on our estimated mix of sales to various third-party payors, which either contractually or statutorily are entitled to certain discounts off our listed price of ZYFLO. In the event that our sales mix to certain third-party payors is different from our estimates, we may be required to pay more or less rebates to those parties than our estimates. In connection with service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed,

19 of 60

however, certain service providers invoice us based upon milestones in the agreement. In the event that we do not identify certain costs that we have begun to incur or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often subject to judgment. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.
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
     Stock-Based Compensation. Prior to January 1, 2006, we elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation Accounting Principles Board Opinion, or SFAS 123. Accordingly, we did not record stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices at least equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective application method, which requires the Company to recognize compensation cost for granted, but unvested, awards, new awards and awards modified, repurchased, or cancelled after the required effective date. In the notes to our consolidated financial statements included herein, we have provided pro forma disclosures for the three and nine months ended September 30, 2005 in accordance with SFAS 123(R).
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
     Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of September 30, 2006, we had federal and state tax net operating loss carryforwards of approximately $124.1 million, which expire beginning in 2021 and 2006, respectively. We also have research and experimentation credit carryforwards of approximately $1.6 million which expire beginning in 2021. We have recorded a full valuation allowance as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of its net deferred tax benefit, an

20 of 60

adjustment to deferred tax valuation allowance would increase net income in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.
Results of Operations
Three Months Ended September 30, 2006 and 2005
     Revenue from Product Sales. We recognized revenue from product sales, net of discounts and rebates, of $1.9 million in the three months ended September 30, 2006 related to sales of ZYFLO. Under SFAS No. 48, we cannot recognize revenue from product shipments until the right to return the product has lapsed or until we can reasonably estimate returns relating to the shipments to third parties. In accordance with SFAS No. 48, we are currently deferring recognition of revenue on product shipments of ZYFLO to wholesalers, distributors and pharmacies until the product is dispensed through patient prescriptions. Shipments of ZYFLO to third parties not recognized as revenue are included in deferred product revenue on our balance sheet. This deferred revenue, which amounted to $1.3 million at September 30, 2006, will be recognized as revenue as prescriptions are filled in future periods, or will be reversed if the product is returned in future periods. The deferred cost of product sold related to the ZYFLO deferred revenue totaled $187,000 at September 30, 2006 and is included in prepaid expenses and other current assets on our balance sheet.
     Revenue under Collaboration Agreements. We recognized collaboration revenues of $2.5 million for the three months ended September 30, 2006 compared to $1.3 million in the three months ended September 30, 2005. These revenues were primarily due to the portion of the $12.5 million of initial fees MedImmune paid us that we recognized in each period, and a portion of the $750,000, $2.75 million and $1.5 million billed to MedImmune for milestone payments and development support in the first nine months of 2006, in 2005 and in 2004, respectively. Since we entered into the agreement with MedImmune in 2003, we have billed a total of $17.5 million to MedImmune, consisting of the $12.5 million up-front payment, a $1.25 million milestone payment and $3.8 million of development support. We have recognized $16.5 million of these amounts as collaboration revenue to date. We have reported the balance of the payments, totaling $1.0 million, as deferred collaboration revenue and will recognize such amount over the remaining estimated research term of our agreement with MedImmune based on the proportion of cumulative costs incurred as a percentage of the total costs estimated for the performance period. We currently estimate that the balance in deferred revenue will be recognized by the end of the second quarter of 2007. As of September 30, 2006, we had a total of $1.0 million in deferred collaboration revenue remaining to be recognized under our collaboration agreements with MedImmune and Beckman Coulter. In September 2006, we revised our cost estimate to reflect lower than expected costs to be incurred over the remainder of the contract. The change in estimate resulted in an increase in revenue recognized of approximately $1.3 million in the third quarter of 2006.
     Cost of Products Sold. Cost of products sold in the three months ended September 30, 2006 was $267,000. Cost of products sold consisted primarily of the expenses associated with manufacturing and distributing ZYFLO, a royalty payment to Abbott from the license agreement for ZYFLO, a charge of $55,000 to write-down excess finished goods inventory that we do not currently expect to be sold in the future and a credit to cost of product sold of $132,000 for product that failed during manufacturing in the third quarter of 2006 and for product reserved for in the second quarter of 2006 that did not meet certain of our manufacturing specifications for which we negotiated a settlement in the third quarter of 2006.
     Research and Development Expenses. Research and development expenses for the three months ended September 30, 2006 were $6.7 million compared to $8.9 million for the three months ended September 30, 2005. The decrease of approximately $2.2 million was primarily due to an decrease in expenses related to our research and development activities which are discussed in more detail below. With the commercial launch of ZYFLO in October 2005, the costs of manufacturing ZYFLO are now included in cost of products sold.

21 of 60

     The following table summarizes the primary components of our direct research and development expenses for the three months ended September 30, 2006 and 2005:

	Three Months
	Ended September 30,
	2006	2005
	(in thousands)
Zileuton	$3,749	$4,502
CTI-01	450	664
HMGB1	481	423
Alpha-7	1,025	833
General research and development expenses	532	1,743
Stock-based compensation expense	499	708

Total research and development expenses	$6,736	$8,873

     We expect that research and development expenses relating to our development portfolio will fluctuate depending primarily on the timing of clinical trials, milestone payments to third parties, and manufacturing initiatives. We expect to incur additional expenses over the next several years for clinical trials of our product development candidates, including the zileuton CR and intravenous formulation of zileuton and alpha-7. As a result of our October restructuring plan we anticipate that our research and development expense will decrease in 2007. The following summarizes the expenses associated with our primary research and development programs:
     Zileuton. During the three months ended September 30, 2006, we incurred $3.7 million of expenses related to our zileuton program compared to $4.5 million during the three months ended September 30, 2005. The decrease of approximately $800,000 was primarily due to a decrease in preclinical and manufacturing costs related to our intravenous formulation of zileuton and a decrease in manufacturing costs related to our zileuton CR and immediate-release formulation of zileuton, offset, in part, by an increase in milestone payments made to third parties. The increase in milestone payments made to third parties was due to a $1.5 million payment and a $375,000 payment due to Abbott and SkyePharma, respectively, related to our July 31, 2006 filing of the zileuton CR NDA in the three months ended September 30, 2006, as compared to a $750,000 milestone payment to Abbott related to FDA approval of ZYFLO and a $750,000 milestone payment to SkyePharma related to the commencement of the manufacturing of our NDA registration batches for zileuton CR in the three months ended September 30, 2005. The actual costs and timing for the development and commercialization of our zileuton product candidates are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted.
     CTI-01. During the three months ended September 30, 2006, expenses for CTI-01 decreased compared to the three months ended September 30, 2005. This decrease was primarily due to lower manufacturing costs, offset in part by higher clinical trial costs. In March 2006, we announced our decision to discontinue the Phase II clinical trial of CTI-01 due to an issue related to the durability of the stoppers used to seal the containers that potentially could have affected the integrity of clinical supplies of the product candidate at the trial sites. We expect to incur costs for this program for the remainder of 2006 as we review and finalize the remaining documentation from the Phase II clinical trial. After reviewing the final data from the trial, we decided to discontinue further development of ethyl pyruvate, which we had been developing as CTI-01. In November 2006, we gave notice of termination effective February 6, 2007 of the license agreements between us and the University of Pittsburgh and Xanthus Pharmaceuticals, Inc., formerly Phenome Sciences, Inc., related to certain patent rights related to ethyl pyruvate controlled by University of Pittsburgh and Xanthus respectively.
     HMGB1. Expenses for HMGB1 remained consistent in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Expenses related to HMGB1 are related to laboratory supplies for our continued testing obligations under our collaboration agreement with MedImmune. Our expenses for this program may vary from period to period depending on the resources required for activities being performed by us and those performed by MedImmune. We currently anticipate that most research and development costs relating to HMGB1 in 2006 will be covered by funding from MedImmune under our collaboration agreement.

22 of 60

Because the HMGB1 program is still in preclinical development, the actual costs and timing of preclinical development, clinical trials and associated activities are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. A significant amount of these clinical costs will be incurred by MedImmune. The expenses for HMGB1 are reflected in the accompanying statement of operations as part of research and development expenses, while the funding received from MedImmune to fund our research efforts is included in revenue under collaboration agreements.
     Alpha-7. During the three months ended September 30, 2006, we incurred $1.0 million of expenses related to our alpha-7 program as compared to $833,000 during the three months ended September 30, 2005. This increase was primarily due to personnel costs, laboratory supplies and contract research associated with our efforts to discover and develop small molecule product candidates. We anticipate that significant additional expenditures will be required to advance any product candidate through preclinical and clinical development, and we expect to incur additional expenses to discover additional molecules under this program. However, because this project is at a very early stage, the actual costs and timing of research, preclinical development, clinical trials and associated activities are highly uncertain, subject to risk and will change depending upon the project we choose to develop, the clinical indication developed and the development strategy adopted. As a result, we are unable to estimate the costs or the timing of advancing a small molecule from our alpha-7 program through clinical development.
     Our general research and development expenses, which are not allocated to any specific program, decreased by approximately $1.2 million in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 primarily due to improved cost allocation methods for our research and development personnel and the related laboratory and general expenses for our existing research and development programs. Unallocated facility and related costs for the three months ended September 30, 2006 were $165,000 as compared to $417,000 for the three months ended September 30, 2005.
     Our stock-based compensation expense decreased by $209,000 in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This decrease was primarily due to the effects of the change in the market price of our common stock on unvested non-employee options offset, in part, by the impact of adopting SFAS 123(R). The adjustment to stock-based compensation expense is calculated based on the change in fair value of our common stock during the period. The fair value of our common stock decreased during the three months ended September 30, 2006, which resulted in an adjustment to our stock-based compensation expense to non-employees of $85,000, while the fair value of our common stock increased during the three months ended September 30, 2005, which resulted in $585,000 of stock-based compensation expense.
     Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2006 were $3.9 million compared to $4.0 million for the three months ended September 30, 2005. This decrease of approximately $100,000 in the three months ended September 30, 2006 was primarily attributable to lower personnel related costs as a result of our May 2006 cost reductions and a reduction of marketing research costs and recruiting and other employee related costs that were related to our fourth quarter 2005 launch of ZYFLO. These reductions were offset in part by an increase in stock-based compensation expense related to our adoption of SFAS 123(R) in 2006.
     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2006 were $2.9 million compared to $3.1 million for the three months ended September 30, 2005. This decrease of approximately $200,000 in the three months ended September 30, 2006 was primarily attributable to a reduction in accounting and audit fees related to Sarbanes-Oxley compliance and a lower franchise tax obligation, offset in part by an increase in stock-based compensation expense related to our adoption of SFAS 123(R) in 2006.

23 of 60

     Other Income. Interest income for the three months ended September 30, 2006 was $612,000 compared to $794,000 for the three months ended September 30, 2005. The decrease in the three months ended September 30, 2006 was primarily attributable to lower average cash and investment balances as a result of withdrawals to fund operations. Interest expense amounted to $54,000 and $61,000 for the three months ended September 30, 2006 and September 30, 2005, respectively. The interest expense relates to borrowings under our loan with Silicon Valley Bank for capital expenditures.
Nine Months Ended September 30, 2006 and 2005
     Revenue from Product Sales. We recognized revenue from product sales, net of discounts and rebates, of $4.7 million in the nine months ended September 30, 2006 related to sales of ZYFLO following our product launch in October 2005.
     Revenue from Collaboration Agreements. We recognized collaboration revenues of $5.4 million for the nine months ended September 30, 2006 compared to $4.1 million for the nine months ended September 30, 2005. These revenues were primarily due to the portion of the $12.5 million of initial fees MedImmune paid us that we recognized in each period and a portion of the $750,000, $2.75 million and $1.5 million billed to MedImmune in the first nine months of 2006, in 2005 and in 2004, respectively, for milestone payments and development support. We have reported the balance of the payments as deferred revenue and will recognize such amount over the estimated 47-month research term of our agreement with MedImmune based on the proportion of cumulative costs incurred as a percentage of the total costs estimated for the performance period. As of September 30, 2006, we had $1.0 million in deferred revenue remaining to be recognized under our collaboration agreements with MedImmune and Beckman Coulter. In September 2006, we revised our cost estimate to reflect lower than expected costs to be incurred over the remainder of the contract. The change in estimate resulted in an increase in revenue recognized of approximately $1.3 million in the third quarter of 2006.
     Cost of Products Sold. Cost of products sold in the nine months ended September 30, 2006 were $1.7 million. Cost of products sold consisted primarily of the expenses associated with manufacturing and distributing ZYFLO, a royalty payment to Abbott from the license agreement for ZYFLO and a charge of $757,000 to write-down excess finished goods inventory that we do not currently expect to be sold in the future. The write-down resulted from excess inventory on-hand at September 30, 2006 with an expiration date on or before January 2007 as well as API we believe will not be sold.
     Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2006 were $23.1 million compared to $22.2 million for the nine months ended September 30, 2005. This increase of approximately $900,000 was primarily due to an increase in expenses related to our research and development activities which are discussed in more detail below. As a result of the commercial launch of ZYFLO in October 2005, the costs of manufacturing ZYFLO are now included in cost of products sold. During the nine months ended September 30, 2006, we paid $231,000 in restructuring charges related to our May 2006 restructuring plan.
     The following table summarizes the primary components of our direct research and development expenses for the nine months ended September 30, 2006 and 2005:

	Nine Months
	Ended September 30,
	2006	2005
	(in thousands)
Zileuton	$12,467	$11,311
CTI-01	2,823	1,896
HMGB1	1,506	1,411
Alpha-7	3,157	1,907
General research and development expenses	2,011	4,638
Stock-based compensation expense	1,099	1,025

Total research and development expenses	$23,063	$22,188

24 of 60

The following summarizes the expenses associated with our primary research and development programs:
     Zileuton. During the nine months ended September 30, 2006, we incurred $12.5 million of expenses related to our zileuton program compared to $11.3 million during the nine months ended September 30, 2005. This increase of approximately $1.2 million was primarily due to increased clinical costs related to our zileuton CR and intravenous formulation of zileuton, our continued work related to the manufacturing of our NDA registration batches for our zileuton CR and expenses incurred by our medical affairs and medical information functions related to scientific support of ZYFLO. This increase was offset, in part, by a decrease in costs related to our Phase II clinical trial of ZYFLO in patients with moderate to severe inflammatory acne, which we completed in 2005.
     CTI-01. Expenses for CTI-01 increased by $927,000 in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was primarily due to higher clinical trial costs related to our Phase II clinical trial of CTI-01 in patients undergoing major cardiac surgery including the use of a cardiopulmonary bypass machine offset by lower preclinical and manufacturing costs.
     HMGB1. Expenses for HMGB1 remained consistent in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Expenses related to HMGB1 are related to our continued testing under our collaboration agreement with MedImmune.
     Alpha-7. During the nine months ended September 30, 2006, we incurred $3.2 million of expenses in connection with our alpha-7 program compared to $1.9 million during the nine months ended September 30, 2005. This increase was primarily due to personnel costs, laboratory supplies and contract research associated with our efforts to discover and develop small molecule product candidates as well as costs related to more advanced stages of preclinical development of certain molecules.
     Our general research and development expenses, which are not allocated to any specific program, decreased by $2.6 million in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 primarily due to improved cost allocation methods for our research and development personnel and the related laboratory and general expenses for our existing research and development programs. Unallocated facility and related costs for the nine months ended September 30, 2006 were $448,000 as compared to $1.3 million for the nine months ended September 30, 2005.
     Our stock-based compensation expense increased $74,000 in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was primarily due to the effects of our implementation of SFAS 123(R) and the change in the market price of our common stock on unvested non-employee options.
     Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2006 were $16.5 million compared to $7.0 million for the nine months ended September 30, 2005. The increase of approximately $9.5 million in the nine months ended September 30, 2006 was primarily attributable to the hiring of our sales management, the hiring and training of our specialty sales force in August 2005 as well as an increase in marketing and other costs associated with ZYFLO. In addition, in the nine months ended September 30, 2006, we incurred approximately $302,000 of severance and $525,000 of additional stock-based compensation expense, related to the resignation of our former Senior Vice President of Sales and Marketing. During the nine months ended September 30, 2006, we paid $173,000 in restructuring charges related to our May 2006 restructuring plan.
     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2006 were $10.9 million compared to $8.8 million for the nine months ended September 30, 2005. The increase of

25 of 60

approximately $2.1 million in the nine months ended September 30, 2006 was primarily attributable to $749,000 of severance expense, of which $670,000 related to the resignation of our former President and Chief Executive Officer, and an increase of $2.7 million in stock-based compensation expense related to our adoption of SFAS 123(R), which included the accelerated vesting of certain stock options upon the departure of our former President and Chief Executive Officer. These increases were offset, in part, by expenses related to our September 2005 private placement which were not recurring, lower personnel related costs as a result of our cost reduction program in May 2006 and a reduction expenses related to Sarbanes- Oxley compliance and reduced franchise tax obligation. During the nine months ended September 30, 2006, we paid $85,000 in restructuring charges related to our May 2006 restructuring plan.
     Other Income. Interest income for the nine months ended September 30, 2006 was $2.1 million compared to $1.6 million for the nine months ended September 30, 2005. The increase in the nine months ended September 30, 2006 was primarily attributable to higher interest rates and higher average cash and investment balances related to our June 2005 financing. Interest expense amounted to $169,000 and $140,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively.
Liquidity and Capital Resources
     Sources of Liquidity
     Since inception, we have raised proceeds to fund our operations through public offerings and private placements of equity securities, debt financings, the receipt of interest income, payments from our collaborators MedImmune and Beckman Coulter and, beginning in the fourth quarter of 2005, revenues from sales of ZYFLO. As of September 30, 2006, we had $40.2 million in cash, cash equivalents and short-term investments. We have invested our remaining cash balance in highly liquid, interest-bearing, investment grade securities in accordance with our established corporate investment policy.
     On October 31, 2006, we sold 7,455,731 shares of common stock and warrants to purchase 3,727,865 shares of common stock for an aggregate purchase price of $20.0 million, which resulted in net proceeds of $18.5 million. The warrants to purchase common stock have an exercise price of $2.62 per share and are exercisable at any time on or before October 26, 2011.
     In July 2003, we entered into an exclusive license and collaboration agreement with MedImmune for the discovery and development of novel drugs for the treatment of acute and chronic inflammatory diseases associated with HMGB1, a newly discovered cytokine. Under this collaboration, MedImmune paid us initial fees of $12.5 million and an additional $4.8 million through September 30, 2006 for milestone payments and to fund certain research expenses incurred by us for the HMGB1 program.
     Under our collaboration with MedImmune, we may receive additional payments upon the achievement of research, development and commercialization milestones up to a maximum of $124.0 million, after taking into account payments we are obligated to make to The Feinstein Institute for Medical Research, formerly the North Shore-Long Island Jewish Research Institute, on milestone payments we receive from MedImmune. We do not anticipate receiving any additional milestone payments from MedImmune for the remainder of 2006.
     Credit Agreement with Silicon Valley Bank. We finance the purchase of general purpose computer equipment, office equipment, fixtures and furnishings, test and laboratory equipment and software licenses and the completion of leasehold improvements through advances under our credit agreement with Silicon Valley Bank which was most recently modified as of January 6, 2006. We have granted Silicon Valley Bank a first priority security interest in substantially all of our assets, excluding intellectual property, to secure our obligations under the credit agreement. As of September 30, 2006, we had $1.7 million in debt outstanding under this credit agreement related to equipment advances. As a result of our October 2006 restructuring plan, we expect to incur restructuring charges that relate to the impairment of certain assets. As a result of these charges, we may be required to pay Silicon Valley Bank the outstanding balance owed for those assets deemed impaired.
     The equipment advances made prior to the modification of our credit agreement on September 30, 2004 accrue interest at a weighted-average effective interest rate of approximately 8.7% per year. We are required to make equal monthly

26 of 60

payments of principal and interest with respect to each advance made prior to September 30, 2004. The total repayment term for equipment advances made prior to September 30, 2004 is 48 months. Upon the maturity of any advance made prior to September 30, 2004, we are required to make a final payment in addition to the repayment of principal and interest. The final payment will be in an amount equal to a specified percentage of the original advance amount up to 8.5% of the original principal. As of September 30, 2006, we had $156,000 in outstanding equipment advances made prior to September 30, 2004.
     Advances made under the modified credit agreement accrue interest at a rate equal to the prime rate plus 2% per year. As of September 30, 2006, outstanding equipment advances under the modified credit agreement had a weighted-average effective interest rate of approximately 10.25% per year. Advances made under the modified credit agreement are required to be repaid in equal monthly installments of principal plus interest accrued through the repayment term, which range from 36 to 42 months. Repayment begins the first day of the month following the advance. As of September 30, 2006 we had no borrowing capacity available under the modified credit agreement. As of September 30, 2006, we had $1.5 million in outstanding advances under the modified credit agreement.
     Cash Flows
     Operating Activities. Net cash used in operating activities was $41.6 million for the nine months ended September 30, 2006, compared to $30.4 million for the nine months ended September 30, 2005. Net cash used in operations for the nine months ended September 30, 2006 consisted of a net loss of $40.0 million, depreciation and amortization expense and the amortization of premiums on short-term investments of $673,000, a loss on the disposal of fixed assets of $51,000, stock-based compensation expense of $6.0 million, reserve for inventory expense of $757,000 and a decrease in working capital accounts of $9.1 million. Our cash used in operations decreased from $17.8 million in the first quarter to $12.1 million in the second quarter and $11.7 million in the third quarter of 2006 primarily as a result of our restructuring plan announced in May 2006.
     Investing Activities. Investing activities provided $20.7 million of cash in the nine months ended September 30, 2006, compared to $22.5 million of cash provided by investing activities in the nine months ended September 30, 2005. In the nine months ended September 30, 2006, we made capital expenditures of $376,000, mainly for laboratory equipment associated with our research and development activities and software, and we sold $32.9 million of our short-term investments which was offset by purchases of $11.8 million of short-term investments.
     Financing Activities. In the nine months ended September 30, 2006, we used $778,000 of net cash in financing activities, compared to $51.1 million of net cash provided by financing activities in the nine months ended September 30, 2005. Net cash used in financing activities for the nine months ended September 30, 2006 principally related to our repayment of our long-term debt offset, in part, by proceeds from stock option exercises. The net cash provided by financing activities for the nine months ended September 30, 2005 related to our private placement of common stock and warrants in September 2005 to certain institutional and other accredited investors.
     Income Taxes
     We have accumulated net operating losses and tax credits available to offset future taxable income for federal and state income tax purposes as of September 30, 2006. If not utilized, federal and state net operating loss carryforwards will begin to expire in 2021 and 2006, respectively. The federal tax credits expire beginning in 2021. To date, we have not recognized the potential tax benefit of our net operating loss carryforwards or credits on our balance sheet or statements of operations. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code.

27 of 60

     Funding Requirements
     We expect to devote substantial resources to continue our research and development efforts, including preclinical testing and clinical trials, support our sales and marketing efforts, achieve regulatory approvals, commercialize ZYFLO and, subject to regulatory approval, commercially launch of zileuton CR and any future product candidates. We do not expect to spend any material amounts on capital expenditures for the remainder of 2006. Our funding requirements will depend on numerous factors, including:
•	the costs and timing of the development, regulatory submission and approval and the commercial launch of zileuton CR, if and when it is approved by regulatory authorities;

•	the scope and results of our clinical trials on zileuton CR;

•	if approved, the amount and timing of sales of zileuton CR;

•	the scope and results of our clinical trials on the intravenous formulation of zileuton;

•	the amount and timing of the October 2006 cost reduction program;

•	the timing, receipt and amount of sales from ZYFLO;

•	the costs of ongoing sales and marketing for ZYFLO;

•	advancements of other product candidates into development;

•	the time and costs involved in preparing, submitting, obtaining and maintaining regulatory approvals;

•	the timing, receipt and amount of milestone and other payments, if any, from MedImmune, Beckman Coulter or future collaborators;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	continued progress in our research and development programs, as well as the magnitude of these programs including milestone payments to third parties under our license agreements;

•	the cost of manufacturing, marketing and sales activities;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the cost of obtaining and maintaining licenses to use patented technologies;

•	potential acquisition or in-licensing of other products or technologies;

•	our ability to establish and maintain additional collaborative arrangements; and

•	the ongoing time and costs involved in certain corporate governance requirements, including work related to compliance with the Sarbanes-Oxley Act of 2002.
     Other than payments that we receive from our collaborations with MedImmune and Beckman Coulter, we expect that sales of ZYFLO will represent our only source of revenue until we commercially launch zileuton CR, if it is approved. In addition to the foregoing factors, we believe that our ability to access external funds will depend upon the regulatory status of zileuton CR, market acceptance of zileuton CR, if approved, market acceptance of ZYFLO, the success of our other preclinical and clinical development programs, the receptivity of the capital markets to financings by biopharmaceutical companies, our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.
     The extent of our future capital requirements is difficult to assess and will depend largely on our ability to obtain regulatory approvals for and successfully commercialize zileuton CR and to sell ZYFLO. Based on our operating plans, and the anticipated effects of the restructuring that we announced in October 2006, we believe that our available cash and

28 of 60

cash equivalents and anticipated cash received from product sales and anticipated payments received under collaboration agreements will be sufficient to fund anticipated levels of operations into the second half of 2008. Our operating plans assume the effective implementation of the May 2006 and October 2006 cost reduction initiatives.
     For the nine months ended September 30, 2006, our net cash used for operating activities was $41.6 million and we had capital expenditures of $376,000. If our existing resources are insufficient to satisfy our liquidity requirements, or if we acquire or license rights to additional product candidates, we may need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.
     Contractual Obligations
     We have summarized in the table below our fixed contractual obligations as of September 30, 2006.

	Payments Due by Period
		Less than	One to	Three to	After five
Contractual Obligation	Total	One year	Three years	Five years	Years
(in thousands)
Short and long term debt	$1,852	$1,176	$676	$—	$—
Research and license agreements	7,142	121	606	714	5,701
Consulting agreements	107	107	—	—	—
Manufacturing and clinical trial agreements	6,080	4,276	1,804	—	—
Severance agreements	976	976	—	—	—
Lease obligations	4,162	1,863	2,299	—	—

Total contractual cash obligations	$20,319	$8,519	$5,385	$714	$5,701

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
     We are party to a number of agreements that require us to make milestone payments. In particular, under our license agreement with Abbott Laboratories for zileuton, we agreed to make aggregate milestone payments of up to $13.0 million to Abbott upon the achievement of various development and commercialization milestones relating to zileuton, including the completion of the technology transfer from Abbott to us, filing and approval of a product in the United States and specified minimum net sales of licensed products. Through September 30, 2006, we have paid an aggregate of $5.75 million to Abbott under our license agreements related to the immediate and controlled-release formulations of zileuton. In addition, under our manufacturing agreement with SkyePharma, through its subsidiary Jagotec, for the controlled-release version of zileuton, we agreed to make aggregate milestone payments of up to $6.6 million upon the achievement of various development and commercialization milestones. Through September 30, 2006, we have paid and accrued an aggregate of $2.4 million to SkyePharma under our agreement. In the fourth quarter of 2006, we will pay SkyePharma $375,000, related to filing of our NDA with the FDA for our controlled-release formulation of zileuton.

29 of 60

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
     The amounts listed for manufacturing and clinical trial agreements represent amounts due to third parties for manufacturing, clinical trials and preclinical studies. As discussed in Note 8 to our condensed consolidated financial statements included herein, we entered into a manufacturing and supply agreement with Rhodia Pharma Solutions for commercial production of the zileuton API, subject to specified limitations, through December 31, 2009. On June 30, 2006, Rhodia SA, the parent company of Rhodia Pharma Solutions, sold the European assets of its pharmaceutical custom synthesis business to Shasun Chemicals and Drugs Ltd. As part of this transaction, Rhodia SA assigned our contract with Rhodia Pharma Solutions Ltd. to Shasun Pharma Solutions Ltd., or Shasun. Under this agreement, we are committed to purchase minimum amounts of API in the fourth quarter of 2006, in the first quarter of 2007 and in the first quarter of 2008. The API purchased from Shasun currently has a shelf-life of 24 months. We evaluate the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels and as to the expiration dates of its product. While our purchase commitment for API from Shasun exceeds our current forecasted demand in 2006, we expect that any excess API purchased in 2006 under our agreement with Shasun will be used in commercial production batches in 2007 and 2008 and sold before it requires retesting. Therefore no reserve for this purchase commitment has been recorded as of September 30, 2006.
     Significant differences between our current estimates and judgments and future estimated demand for our product and the useful life of our inventory may result in significant charges for excess inventory or unnecessary purchase commitments in the future. These differences could have a material adverse effect on our financial condition and results of operations during the period in which we recognize charges for excess inventory. For example, in the third quarter of 2006 we recorded a charge of $55,000, excluding amounts to be reimbursed, to reserve for excess inventory that was unlikely to be sold. The charge was included in cost of products sold in the accompanying statement of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and corporate notes, directly or through managed funds, with maturities of two years or less. Our cash is deposited in and invested through highly-rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2006, we estimate that the fair value of our investment portfolio would decline by approximately $7,000. In addition, we could be exposed to losses related to these securities should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures. Although we consider our investments to be available-for-sale securities in order to fund operations, if necessary, we have the ability to hold our fixed income investments until maturity, and therefore we

30 of 60

would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
Item 4. Controls and Procedures
     Our management, with the participation of Frank E. Thomas, in his capacities as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, Mr. Thomas, our principal executive officer and principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Relating to Our Business
     Our business depends heavily on obtaining approval for and the commercial success of zileuton CR.
     ZYFLO is our only commercial product and it has not achieved broad market acceptance. Other than zileuton CR, our product candidates are in early clinical, preclinical and research stages of development and are a number of years away from commercialization. Our NDA for zileuton CR was accepted for filing by the FDA as of September 29, 2006. Under PDUFA guidelines, the PDUFA date for our NDA is May 31, 2007, which is the date by which we expect to receive an action letter from the FDA on this filing. If zileuton CR is not approved on a timely basis or at all, it would have a material adverse effect on our business, financial condition and results of operations. If approved for sale, we expect zileuton CR would account for a significant portion of our revenues for the foreseeable future, and that sales of ZYFLO would decline as patients converted to zileuton CR

31 of 60

     Research and development of product candidates is a lengthy and expensive process. Our early-stage product candidates in particular will require substantial funding for us to complete preclinical testing and clinical trials, initiate manufacturing and, if approved for sale, initiate commercialization. If zileuton CR is not approved and commercially successful, we may be forced to find additional sources of funding earlier than we anticipated. If we are not successful in obtaining additional funding on acceptable terms, we may be forced to significantly delay, limit or eliminate one or more of our research, development or commercialization programs.
If we do not obtain the regulatory approvals or clearances required to market and sell zileuton CR, our business may be unsuccessful.
     We may not market zileuton CR in the United States, Europe or any other country without marketing approval from the FDA or the equivalent foreign regulatory agency. We have submitted an NDA to the FDA for zileuton CR, which was accepted for filing as of September 29, 2006. Abbott Laboratories conducted the pivotal clinical trials on zileuton CR before we in-licensed the product candidate. We are relying on the results of these prior pivotal clinical trials to support our NDA. If the data at the clinical sites do not pass FDA audits, we could be required to repeat some or all of the clinical trials, which would lead to unanticipated costs and delays. To be able to rely on the results of Abbott’s pivotal clinical trials, we conducted two comparative bioavailability studies intended to show that the pharmacokinetic profile of the controlled-release zileuton tablets that we have manufactured is similar to the pharmacokinetic profile of the controlled-release zileuton tablets previously manufactured by Abbott and used in Abbott’s clinical trials. We conducted both a single-dose and a multiple-dose pharmacokinetic study. The studies assessed the pharmacokinetics of zileuton CR in volunteers under both fed and fasting conditions. We believe that the results of the bioavailability studies are sufficient to allow us to bridge to the results of Abbott’s prior clinical trials to support our NDA filing. The FDA has confirmed that this is a significant review issue. If the FDA disagrees with our conclusions regarding the sufficiency of the results from the bioavailability studies, we could be required to conduct additional clinical trials to support our NDA, which could lead to unanticipated costs and delays or to the termination of our program for zileuton CR. If we do not receive required regulatory approval or clearance to market zileuton CR, our ability to generate product revenues and achieve profitability, our reputation and our ability to raise additional capital will be materially impaired.
If zileuton CR is not approved for sale or the market is not receptive to it, we may not be able to generate significant revenues unless we are able to successfully develop and commercialize other product candidates.
     The commercial success of zileuton CR, if it is approved for sale, will depend upon its acceptance by the medical community, third-party payors and patients. Physicians will prescribe zileuton CR only if they determine, based on experience, clinical data, side effect profiles or other factors, that this product either alone or in combination with other products is appropriate for managing their patient’s asthma. If approved, we believe that the primary advantage of zileuton CR over ZYFLO would relate to a more convenient dosing schedule, but this advantage may not result in broad market acceptance of zileuton CR, and the difficulties we have had with ZYFLO may be equally applicable to zileuton CR.
     Despite being approved by the FDA since 1996, ZYFLO, our first marketed zileuton product, has not achieved broad market acceptance. In the 12-month period ending September 2003, only 1,700 physicians prescribed the product. During the period between our commercial launch of ZYFLO in October 2005 through the week ending September 30, 2006, prescription data for ZYFLO indicates that approximately 3,115 physicians prescribed the product. For the nine months ended September 30, 2006, we recorded revenue from the sale of ZYFLO of only $4.7 million. We have had difficulty expanding the prescriber and patient base for ZYFLO, in part we believe, because some physicians view ZYFLO as less effective than other products on the market or view its clinical data as outdated and because it requires dosing four times per day, which some physicians and patients may find inconvenient compared to other available asthma therapies that require dosing only once or twice daily. In addition, if patients do not comply with the dosing schedule and take less than the prescribed number of tablets, our sales of zileuton CR would be limited and our revenues would be adversely effected.

32 of 60

     Market perceptions about the safety of ZYFLO may limit the market acceptance of zileuton CR. In the clinical trials that were reviewed by the FDA prior to its approval of ZYFLO, 3.2% of the approximately 5,000 patients who received ZYFLO experienced increased levels of a liver enzyme called alanine transaminase, or ALT, of over three times the levels normally seen in the bloodstream. In these trials, one patient developed symptomatic hepatitis with jaundice, which resolved upon discontinuation of therapy, and three patients developed mild elevations in bilirubin, a protein. In clinical trials for zileuton CR, 1.94% of the patients taking zileuton CR in the three-month efficacy trial and 2.6% of the patients taking zileuton CR in the six-month safety trial experienced ALT levels greater than or equal to three times the level normally seen in the bloodstream. Because ZYFLO can elevate liver enzyme levels, periodic liver function tests are recommended for patients taking ZYFLO. Given the results of the zileuton CR clinical trials, these periodic liver function tests also are likely to be advisable for patients taking zileuton CR. Some physicians and patients may perceive liver function tests as inconvenient or indicative of safety issues, which could make them reluctant to prescribe or accept ZYFLO and other zileuton product candidates, including zileuton CR. As a result, many physicians may have negative perceptions about the safety of ZYFLO and other zileuton product candidates, including zileuton CR, which could limit their commercial acceptance. The absence of ZYFLO from the market prior to our commercial launch in October 2005 may have exacerbated any negative perceptions about ZYFLO if physicians believe the absence of ZYFLO from the market was related to safety or efficacy issues.
     The position of ZYFLO in managed care formularies, which are lists of approved products developed by managed care organizations, has also made it more difficult to expand the current market share for this product. As a result of a lack of a sustained sales and marketing effort prior to our commercial launch in October 2005, in many instances ZYFLO had been relegated to a third-tier status, which typically requires the highest co-pay for patients. We expect zileuton CR to have third-tier status as well.
     If any existing negative perceptions about ZYFLO persist, we will have difficulty achieving market acceptance for zileuton CR, if approved. If we are unable to achieve market acceptance of zileuton CR, we will not generate significant revenues unless we are able to successfully develop and commercialize other product candidates.
If we do not have an adequate marketing and sales infrastructure and presence following our October 2006 restructuring, our ability to market and sell our products will be impaired.
     In October 2006, we determined to reduce the size of our sales force to 18. Previously, we reduced the size of our sales force as part of the cost reduction program that we announced in May 2006. In addition, our Senior Vice President of Sales and Marketing resigned in June 2006, and our Vice President of Sales resigned in July 2006. Despite these changes, we plan to continue to market and sell ZYFLO directly through our internal sales force. Because of the reduced size of our sales force, our sales of ZYFLO may decrease. In addition, due to our difficulty in achieving market acceptance of ZYFLO since its commercial launch in October 2005, the reduction in the size of our sales force, and the resignations of our Senior Vice President of Sales and Marketing and Vice President of Sales, it may be difficult for us to retain qualified sales and marketing personnel and maintain an effective sales force.
     We plan to pursue a co-promotion arrangement with a third party with respect to the marketing and sales of zileuton CR. If we are unable to enter into a co-promotion arrangement on terms that are favorable to us, we may determine to market and sell zileuton CR independently.
     If we independently launch and market zileuton CR, we would need to rebuild our sales force, which would involve significant expenses. In addition, we may not be able to attract, hire, train and retain qualified sales and marketing personnel to rebuild the sales force. If we are not successful in our efforts to build this sales force, our ability to independently launch and market zileuton CR would be impaired.

33 of 60

A failure to maintain appropriate inventory levels could harm our reputation and subject us to financial losses.
     We purchased quantities of raw materials and supplies of ZYFLO tablets in connection with the commercial launch of ZYFLO. These purchases were made consistent with our forecasts of inventory levels of ZYFLO that we based on our estimate of expected customer orders in combination with limited historical information regarding actual sales. Because product demand for ZYFLO has been less than we anticipated, our inventory levels of the API for ZYFLO have been higher than anticipated. In addition, we are subject to minimum purchase obligations under our supply agreements with our third-party manufacturers, which could require us to buy additional inventory. We plan to use a portion of the API manufactured for ZYFLO in order to manufacture zileuton CR. If ZYFLO demand does not increase or approval and commercial launch of zileuton CR is delayed, we may not be able to reduce these inventories or use the additional inventory we are required to acquire. Significant differences between our current estimates and judgments and future estimated demand for our products and the useful life of inventory may result in significant charges for excess inventory or unnecessary purchase commitments in the future. If we are required to recognize charges for excess inventories, it could have a material adverse effect on our financial condition and results of operations during the period in which we recognize charges for excess inventory.
     If we fail to maintain an adequate inventory of ZYFLO, zileuton’s API, or zileuton CR, if it is approved, or if our inventory were to be destroyed or damaged or reached its expiration date, patients may not have access to our products, our reputation and our brand could be harmed and physicians may be less likely to prescribe our products in the future.
If the market is not receptive to our product candidates, we will be unable to generate revenues from sales of these products.
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
     An element of our strategy is to develop and commercialize product candidates that address large unmet medical needs in the critical care market. We seek to do so through:
•	internal research programs;

•	sponsored research programs with academic and other research institutions and individual doctors, chemists and researchers; and

•	collaborations with other pharmaceutical or biotechnology companies with complementary clinical development or commercialization capabilities or capital to assist in funding product development and commercialization.

34 of 60

A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new product candidates, whether conducted by us or by academic or other research institutions under sponsored research agreements, require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a variety of reasons, including:
•	the research methodology used may not be successful in identifying potential product candidates;

•	the time, money and other resources that we devote to our research programs may not be adequate, including as a result of the May 2006 and October 2006 cost reduction programs; or

•	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be effective products.
     In addition, subject to having sufficient resources, cash and otherwise, to develop or commercialize additional products, we may seek to in-license or acquire product candidates or approved products. However, we may be unable to license or acquire suitable product candidates or products from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is competitive. A number of more established companies are also pursuing strategies to license or acquire products in the critical care market. These established companies may have a competitive advantage over us due to their size, cash resources or greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates or approved products include the following:
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
     The development and commercialization of new drugs is highly competitive. We will face competition with respect to the development of product candidates and for ZYFLO, zileuton CR, if approved, and any other products that we commercialize in the future from pharmaceutical companies, biotechnology companies, specialty pharmaceutical companies, companies selling low-cost generic substitutes, academic institutions, government agencies or research institutions. A number of large pharmaceutical and biotechnology companies currently market and sell products to treat asthma that compete with ZYFLO and will compete with, if approved for sale, zileuton CR. Many established therapies currently command large market shares in the mild to moderate asthma market, including Merck & Co., Inc.’s Singulair®, GlaxoSmithKline plc’s Advair® and inhaled corticosteroid products. We will also face competition in the severe asthma market. The severe asthma market is currently served by the therapies developed for mild to moderate asthma, as these therapies (Singulair®, Advair® and inhaled corticosteroids) are used in combination or add-on therapies in severe asthma, along with oral and injectable steroid treatments. One product, Xolair®, developed jointly by Novartis AG, Genentech, Inc. and Tanox, Inc., was approved in 2004 for severe allergic asthma and had U.S. sales of $320.6 million in 2005. In addition, we may face competition from pharmaceutical companies seeking to develop new drugs for the asthma market. For example, in July 2006, AstraZeneca announced the approval of Symbicort®, a twice-daily asthma therapy combining budesonide, an inhaled corticosteroid, and formoterol, a beta2-agonist, that is expected

35 of 60

to compete in the moderate and severe asthma markets. AstraZeneca has stated it expects to launch Symbicort® in mid-2007.
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
Our operating results may be harmed if our restructuring plans and cost reduction measures do not achieve the anticipated results or cause undesirable consequences.
     In May 2006, we implemented cost reduction measures and in the fourth quarter of 2006 we are implementing additional cost reduction measures, which have included or will include, among other things, significant workforce reductions. Because of the nature and extent of the restructuring actions we have taken and are taking, we may have difficulty marketing and promoting ZYLFLO or zileuton CR, if approved. If we fail to achieve the desired results of our cost reduction measures, we may suffer material harm to our business.
     Our cost reduction initiatives may yield unintended consequences, such as attrition beyond our planned reduction in workforce, reduced employee morale and reduced support from physicians. As a result of these factors, our employees may seek alternate employment. Attrition beyond our planned reduction in workforce could have a material adverse effect on our financial performance. In addition, as a result of these cost reduction programs and the reduction in our workforce, we face an increased risk of employment litigation.

36 of 60

If we are unable to retain key personnel and hire additional qualified management and scientific personnel, we may not be able to successfully achieve our goals.
     We depend on the principal members of our management and scientific staff, including Frank E. Thomas, our President, Dana Hilt, M.D., our Chief Medical Officer and Senior Vice President of Clinical Development, and Trevor Phillips, Ph.D., our Chief Operating Officer and Senior Vice President of Operations. The loss of any of these individuals’ services would diminish the knowledge and experience that we, as an organization, possess and might significantly delay or prevent the achievement of our research, development or commercialization objectives and could cause us to incur additional costs to recruit replacement executive personnel. We do not maintain key person life insurance on any of these individuals or any of our other scientific and management staff.
     In June 2006, Paul D. Rubin, M.D. stepped down from his position as our President and Chief Executive Officer and resigned from our board of directors and Frederick Finnegan resigned from his position as our Senior Vice President of Sales and Marketing. In July 2006, Anne M. Fields resigned from her position of Vice President of Sales. In October 2006, Walter Newman, Ph.D. resigned from his position as our Senior Vice President of Research and Development and Chief Scientific Officer. We have not yet determined the impact that the departure of these executives may have on our ability to achieve our research, development and commercialization objectives. We put in place a new management structure, with a smaller management team that does not include a chief executive officer or a chief scientific officer, and have promoted individuals already employed by us to assume additional responsibilities. If we are unable to successfully transition our management staff to compensate for the loss of these executives, the achievement of our research, development and commercialization objectives could be significantly delayed or prevented. In addition, our focus on transitioning to our new management structure could divert our management’s attention from other business concerns. Furthermore, if we decide to recruit new executive personnel, we will incur additional costs.
     Our success depends in large part on our ability to attract and retain qualified scientific and management personnel. Any expansion into areas and activities requiring additional expertise, such as clinical trials, governmental approvals, contract manufacturing and sales and marketing, will place additional requirements on our management, operational and financial resources. These demands may require us to hire additional management and scientific personnel and will require our existing management personnel to develop additional expertise. We face intense competition for personnel. As we transition to our new management structure, we may have difficulty attracting and retaining personnel. The failure to retain and attract personnel or to develop such expertise could delay or halt the research, development, regulatory approval and commercialization of our product candidates.
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

37 of 60

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

38 of 60

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
     The development, manufacturing, pricing, marketing, sales and reimbursement of ZYFLO, zileuton CR and our other product candidates, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company and expect to have approximately 59 employees after the completion of our October 2006 restructuring. We rely heavily on third parties to conduct many important functions. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented and changing regulatory requirements, it is possible that we may not be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including significant fines, litigation or other sanctions. Any action against us for a violation of these regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention and harm our reputation.
     As a publicly traded company, we are subject to significant legal and regulatory requirements, including the Sarbanes-Oxley Act of 2002 and related regulations, some of which have either only recently been adopted or are subject to change. For example, we are incurring additional expenses and devoting significant management time and attention to evaluating our internal control systems in order to allow our management to report on, and our registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If the controls and procedures that we implement do not comply with all of the relevant rules and regulations of the Securities and Exchange Commission, or SEC, and The Nasdaq Global Market, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or The Nasdaq Global Market. This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access the capital markets. If we fail to develop and maintain adequate controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner, which could cause a decline in our stock price.

39 of 60

Our sales depend on payment and reimbursement from third-party payors, and a reduction in payment rate or reimbursement could result in decreased use or sales of our products.
     Our sales of ZYFLO are, and sales of our product candidates including zileuton CR will be, dependent, in part, on the availability of reimbursement from third-party payors such as state and Federal governments, under programs such as Medicare and Medicaid, and private insurance plans. There have been, there are and we expect there will continue to be, state and Federal legislative and administrative proposals that could limit the amount that state or Federal governments will pay to reimburse the cost of pharmaceutical and biologic products. The Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, was signed into law in December 2003. We cannot predict the full impact of the MMA and its regulatory requirements on our business. However, legislative or administrative acts that reduce reimbursement for our products could adversely impact our business. In addition, we believe that private insurers, such as managed care organizations, or MCOs, may adopt their own reimbursement reductions in response to legislation. Any reduction in reimbursement for our products could materially harm our results of operations. In addition, we believe that the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our products, which may adversely impact our product sales. Furthermore, when a new drug product is approved, governmental and private reimbursement for that product, and the amount for which that product will be reimbursed, are uncertain. We cannot predict the availability or amount of reimbursement for ZYFLO or our product candidates, including zileuton CR, and current reimbursement policies for marketed products may change at any time.
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
     If we succeed in bringing products in addition to ZYFLO to the market, these products may not be considered cost effective and reimbursement to the patient may not be available or sufficient to allow us to sell our product candidates on a competitive basis to a sufficient patient population. Because our product candidates other than zileuton CR are in the development stage, we are unable at this time to determine the cost-effectiveness of these product candidates. We may need to conduct expensive pharmacoeconomic trials in order to demonstrate their cost-effectiveness. Sales of prescription drugs are highly dependent on the availability and level of reimbursement to the consumer from third-party payors, such as government and private insurance plans. These third-party payors frequently require that drug companies provide them with predetermined discounts or rebates from list prices, and third-party payors are increasingly challenging the prices charged for medical products. Because our product candidates other than zileuton CR are in the development stage, we do not know the level of reimbursement, if any, we will receive for those product candidates if they are successfully developed. If the reimbursement we receive for any of our product candidates is inadequate in light of our development and other costs, our ability to realize profits from the affected product candidate would be limited. If reimbursement for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce use of our products or cause us to reduce the price of our products.

40 of 60

If our Medicaid rebate program practices are investigated or if the Medicaid portion of our ZYFLO sales grows, the costs could be substantial and our operating results could be adversely affected.
     On January 1, 2006, we became a participant in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, as amended, effective in 1993. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law. We are also required to pay certain statutorily defined rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. Both the Federal government and state governments have initiated investigations into the rebate practices of many pharmaceutical companies to ensure compliance with these rebate programs. Any investigation of our rebate practices could be costly, could divert the attention of our management and could damage our reputation.
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
     Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing and sale of drugs. If the use of ZYFLO, zileuton CR or one or more of our other product candidates harms people, we may be subject to costly and damaging product liability claims. We currently have a $20.0 million annual aggregate limit for insurance covering both product liability claims for ZYFLO and clinical trial liability claims for our product candidates. We may seek additional product liability insurance prior to marketing zileuton CR or any of our other product candidates. However, our insurance may not provide adequate coverage against potential liabilities. Furthermore, product liability and clinical trial insurance is becoming increasingly expensive. As a result, we may be unable to maintain current amounts of insurance coverage, obtain additional insurance or obtain sufficient insurance at a reasonable cost to protect against losses that we have not anticipated in our business plans. Any product liability claim against us, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention and harm our reputation.
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
     In addition, we may be required to incur significant costs to comply with laws and regulations in the future, or we may be materially and adversely affected by current or future laws or regulations.

41 of 60

     While we have a property insurance policy that covers bio-contamination up to a $25,000 per-occurrence limit and covers radioactive contamination up to a $25,000 per-occurrence limit, this policy may not provide adequate coverage against potential losses, damages, penalties or costs relating to accidental contamination or injury as a result of hazardous, controlled or radioactive materials.
Risks Relating to Development, Clinical Testing and Regulatory Approval of Our Product Candidates
If we do not obtain the regulatory approvals or clearances required to market and sell our product candidates under development, our business may be unsuccessful.
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
     The FDA and foreign regulatory agencies have substantial discretion in the drug approval process and can deny, delay or limit approval of a product candidate for a variety of reasons. If we do not receive required regulatory approval or clearance to market zileuton CR or any of our other product candidates under development, our ability to generate product revenue and achieve profitability, our reputation and our ability to raise additional capital will be materially impaired.
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
     For example, in March 2006, we announced that we had discontinued a Phase II clinical trial of CTI-01, a small molecule product candidate that we had been developing for prevention of complications that can occur in patients after cardiopulmonary bypass, a procedure commonly performed during heart surgery. We discontinued the trial after routine testing revealed some swelling in the butyl rubber stoppers used to seal the vials that stored the drug. We determined that the durability of the stopper could have affected the integrity of clinical supplies of the product candidate at the trial sites. Preliminary data from the trial, which was not powered for efficacy, showed no signal or positive trends in efficacy. We analyzed the final safety and efficacy data from the patients who received our drug before we discontinued the trial. After reviewing the final data from the trial, we decided to discontinue further development of CTI-01. In November 2006, we gave notice of termination effective February 6, 2007 of the license agreements between us and the University of Pittsburgh and Xanthus Pharmaceuticals, Inc., formerly Phenome Sciences, Inc., related to certain patent rights related to ethyl pyruvate controlled by University of Pittsburgh and Xanthus respectively.

42 of 60

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
     Adverse or inconclusive clinical trial results concerning any of our product candidates could require us to conduct additional clinical trials, result in increased costs and significantly delay the submission for marketing approval or clearance for such product candidates with the FDA or other regulatory authorities or result in a submission or approval for a narrower indication. If clinical trials fail, our product candidates would not become commercially viable.
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
Any of the following could delay the completion of our ongoing and planned clinical trials:
•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients and volunteers into clinical trials;

•	lower than anticipated retention rates of patients and volunteers in clinical trials;

•	the need to repeat clinical trials as a result of inconclusive or negative results or poorly executed testing;

•	insufficient supply or deficient quality of product candidate materials or other materials necessary to conduct our clinical trials;

•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

•	serious and unexpected drug-related side effects experienced by participants in ongoing or past clinical trials for the same or a different indication;

•	serious and unexpected drug-related side effects observed during ongoing or past preclinical studies; or

•	the placement of a clinical hold on a trial.
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

43 of 60

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

44 of 60

Risks Relating to Our Dependence on Third Parties
We depend on MedImmune and Beckman Coulter and expect to depend on additional collaborators in the future for a portion of our revenues and to develop, conduct clinical trials with, obtain regulatory approvals for, and manufacture, market and sell some of our product candidates. These collaborations may not be successful.
     We are relying on MedImmune to fund the development of and to commercialize product candidates in our HMGB1 program. We are relying on Beckman Coulter to fund the development and to commercialize diagnostics in our HMGB1 program. All of our revenues for the years ended December 31, 2003 and 2004 were derived from fees paid to us by MedImmune. Our revenues for the year ended December 31, 2005 and the nine months ended September 30, 2006 were derived from fees paid to us by MedImmune and Beckman Coulter under our collaboration agreements with them and revenue from the sale of ZYFLO beginning in the fourth quarter of 2005; however, a significant portion of our revenues for the year ended December 31, 2005 and the nine months ended September 30, 2006 continued to be derived from our collaboration agreements with MedImmune and Beckman Coulter. Additional payments due to us under the collaboration agreements with MedImmune and Beckman Coulter are generally based on our achievement of specific development and commercialization milestones that we may not meet. In addition, the collaboration agreements entitle us to royalty payments that are based on the sales of products developed and marketed through the collaborations. These future royalty payments may not materialize or may be less than expected if the related products are not successfully developed or marketed or if we are forced to license intellectual property from third parties. Accordingly, we cannot predict if our collaborations with MedImmune and Beckman Coulter will continue to generate revenues for us.
     Our collaboration agreement with MedImmune generally is terminable by MedImmune at any time upon six months’ notice or upon our material uncured breach of the agreement. Under the collaboration agreement, we are obligated to use commercially reasonable, good faith efforts to conduct the collaboration in accordance with rolling three-year research plans that describe and allocate between MedImmune and us responsibility for, among other things, the proposed research, preclinical studies, toxicology formulation activities and clinical studies for that time period. In addition, we and MedImmune agreed to work exclusively in the development and commercialization of HMGB1-inhibiting products for a period of four years, and, after such time, we have agreed to work exclusively with MedImmune in the development of HMGB1-inhibiting products for the remaining term of the agreement. If MedImmune were to terminate or breach our arrangement, and we were unable to enter into a similar collaboration agreement with another qualified third party in a timely manner or devote sufficient financial resources or capabilities to continue development and commercialization on our own, the development and commercialization of our HMGB1 program likely would be delayed, curtailed or terminated. The delay or termination of our HMGB1 program could significantly harm our future prospects. We intend to enter into collaboration agreements with other parties in the future that relate to other product candidates, and we are likely to have similar risks with regard to any such future collaborations.
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

45 of 60

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
We rely on third parties to manufacture and supply the zileuton API, ZYFLO and our product candidates. We expect to continue to rely on these sole source suppliers for these purposes and would incur significant costs to independently develop manufacturing facilities.
     We have no manufacturing facilities and limited manufacturing experience. In order to continue to develop product candidates, apply for regulatory approvals and commercialize products, we need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties for production of the zileuton API and zileuton CR and commercial supplies of ZYFLO and the production of our product candidates for preclinical and clinical testing purposes. These third parties are currently our sole source suppliers, and we expect to continue to rely on them for these purposes for the foreseeable future.
     We have contracted with Shasun Pharma Solutions Ltd. for commercial production of the zileuton API, subject to specified limitations, through December 31, 2009. On March 31, 2006, Rhodia SA, the parent company of Rhodia Pharma Solutions, sold the European assets of its pharmaceutical custom synthesis business to Shasun Chemicals and Drugs Ltd. As part of this transaction, Rhodia SA assigned our contract with Rhodia Pharma Solutions Ltd. to Shasun Pharma Solutions. The manufacturing process for the zileuton API involves an exothermic reaction that generates heat and, if not properly controlled by the safety and protection mechanisms in place at the manufacturing sites, could result in unintended combustion of the product. The manufacture of the zileuton API could be disrupted or delayed if a batch is discontinued or damaged, if the manufacturing sites are damaged, or if local health and safety regulations require a third-party manufacturer to implement additional safety procedures or cease production. In addition, Sumitomo is currently the only qualified supplier of a chemical known as 2-ABT one of the starting materials for zileuton, and if Sumitomo stops manufacturing, is unable to manufacture 2-ABT or is unwilling to manufacture 2-ABT on commercially reasonable terms or at all, Shasun may be unable to manufacture ZYFLO and zileuton CR.
     We have contracted with Patheon Pharmaceuticals Inc. for the manufacture of commercial supplies of ZYFLO tablets. We have contracted with Patheon for a technology transfer program to enable Patheon to coat and package the core tablets of zileuton CR for clinical trials and regulatory review, and, subject to negotiation of a commercial manufacturing agreement, commercial supplies.
     We have contracted with SkyePharma PLC, through its subsidiary Jagotec AG, for the manufacture of tablets of zileuton CR for clinical trials, regulatory review and, subject to negotiation of a commercial manufacturing agreement, commercial supplies. SkyePharma announced that it was the target of an unsolicited acquisition bid in November 2005. SkyePharma subsequently announced that it had retained an investment bank to consider strategic options, including the sale of the company. In February 2006, SkyePharma announced a new senior management team and the conclusion of its strategic review, deciding to concentrate on oral and pulmonary products and divest its injectable business. The sale of SkyePharma as a whole or in parts may impact our ability to produce zileuton CR or to enter into a manufacturing agreement.

46 of 60

     We have not secured a long-term commercial supply arrangement for any of our product candidates other than the zileuton API. The manufacturing process for our product candidates is an element of the FDA approval process. We will need to contract with manufacturers who can meet the FDA requirements, including current Good Manufacturing Practices, on an ongoing basis. As part of obtaining regulatory approval for zileuton CR, we are required to engage a commercial manufacturer to produce registration and validation batches of the drug consistent with regulatory approval requirements. In addition, if we receive the necessary regulatory approval for our product candidates, we also expect to rely on third parties, including our collaborators, to produce materials required for commercial production. We may experience difficulty in obtaining adequate manufacturing capacity or timing for our needs. If we are unable to obtain or maintain contract manufacturing of these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our product candidates.
     We are dependent upon Shasun Pharma Solutions, Patheon and SkyePharma as sole providers, and will be dependent on any other third parties who manufacture our product candidates, to perform their obligations in a timely manner and in accordance with applicable government regulations. For example, during the quarter ended June 30, 2006, one of our contract manufacturers failed to meet our manufacturing specifications relating to certain manufacturing batches of ZYFLO. If third-party manufacturers with whom we contract fail to perform their obligations, we may be adversely affected in a number of ways, including the following:
•	we may not be able to initiate or continue clinical trials of our product candidates that are under development;

•	we may be delayed in submitting applications for regulatory approvals for our product candidates;

•	we may be required to cease distribution or issue recalls; and

•	we may not be able to meet commercial demands.
     If we were required to change manufacturers for the zileuton API, ZYFLO or zileuton CR, we would be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and all applicable regulations and guidelines, including FDA requirements and approved NDA product specifications. Any delays associated with the verification of a new manufacturer could adversely affect our production schedule or increase our production costs.
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

47 of 60

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
     Our drug development programs and potential commercialization of our product candidates will require substantial additional cash to fund expenses to be incurred in connection with these activities. We may seek to enter into additional collaboration agreements with pharmaceutical companies to fund all or part of the costs of drug development and commercialization of product candidates. For example, we have determined to seek to enter into a collaboration arrangement with respect to the development of alpha-7 and do not plan to proceed with development without entering into such arrangement. We may not be able to enter into future collaboration agreements, and the terms of the collaboration agreements, if any, may not be favorable to us. If we are not successful in efforts to enter into a collaboration arrangement with respect to a product candidate, we may not have sufficient funds to develop any of our product candidates internally. If we do not have sufficient funds to develop our product candidates, we will not be able to bring these product candidates to market and generate revenue. In addition, our inability to enter into collaboration agreements could delay or preclude the development, manufacture and/or commercialization of a product candidate and could have a material adverse effect on our financial condition and results of operations because:
•	we may be required to expend our own funds to advance the product candidate to commercialization;

•	revenue from product sales could be delayed; or

•	we may elect not to commercialize the product candidate.
We plan to rely significantly on third parties to market some product candidates, and these third parties may not successfully commercialize these product candidates.
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
Risks Relating to Intellectual Property and Licenses
If we or our licensors are not able to obtain and enforce patent and other intellectual property protection for our discoveries or discoveries we have in-licensed, our ability to prevent third parties from using our inventions and proprietary information will be limited and we may not be able to operate our business profitably.
     Our success depends, in part, on our ability to protect proprietary products, methods and technologies that we invent, develop or license under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. The composition of matter patent for zileuton in the United States will expire in 2010. The patent for zileuton CR will expire in 2012 and relates to the controlled-release technology used to control the release of zileuton. We are exploring strategies to extend and expand the patent protection for our zileuton products, but we may not be able to obtain additional patent protection.
     Because certain U.S. patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date that will not be filed in foreign countries and for which a request

48 of 60

for non-publication is filed, and because even patent applications for which no request for non-publication is made are not published until approximately 18 months after filing, third parties may have already filed patent applications for technology covered by our pending patent applications, and our patent applications may not have priority over any such patent applications of others. There may also be prior art that may prevent allowance of our patent applications or enforcement of our or our licensors’ issued patents.
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
     Our pending patent applications and those of our licensors may not result in issued patents. In addition, the patent positions of pharmaceutical or biotechnology companies, including ours, are generally uncertain and involve complex legal and factual considerations. The standards that the U.S. Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others with respect to our products in the future.
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
Litigation regarding patents, patent applications and other proprietary rights is expensive and time consuming. If we are unsuccessful in litigation or other adversarial proceedings concerning patents or patent applications, we may not be able to protect our products from competition or we may be precluded from selling our products. If we are involved in such litigation, it could cause delays in, or prevent us from, bringing products to market and harm our ability to operate.
     Our success will depend in part on our ability to uphold and enforce the patents or patent applications owned or co-owned by us or licensed to us that cover our products and product candidates. Litigation, interferences or other adversarial proceedings relating to our patents or patent applications could take place in the United States’ or foreign courts or in the United States’ or foreign patent offices or other administrative agencies. Proceedings involving our patents or patent applications could result in adverse decisions regarding:
•	the patentability of our applications, including those relating to our products; or

•	the enforceability, validity or scope of protection offered by our patents, including those relating to our products.
     These proceedings are costly and time consuming. We may not have sufficient resources to bring these actions or to bring such actions to a successful conclusion. Even if we are successful in these proceedings, we may incur substantial cost and divert time and attention of our management and scientific personnel in pursuit of these proceedings, which could have a material adverse effect on our business.
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

49 of 60

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
We in-license a significant portion of our principal proprietary technologies, and if we fail to comply with our obligations under any of the related agreements, we could lose license rights that are necessary to develop and market our zileuton products, our HMGB1 products and some of our other product candidates.
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

50 of 60

Risks Relating to Our Financial Results and Need for Additional Financing
We have incurred losses since inception and we anticipate that we will continue to incur losses for the foreseeable future. If we do not generate significant revenues, we will not be able to achieve profitability.
     We have experienced significant operating losses in each year since our inception in 2000. We had net losses of $40.1 million in the nine months ended September 30, 2006 and $47.1 million in the year ended December 31, 2005. As of September 30, 2006, we had an accumulated deficit of approximately $145.7 million. For the nine months ended September 30, 2006, we recorded $4.7 million of revenue from the sale of ZYFLO and have not recorded revenue from any other product. We expect that we will continue to incur substantial losses for the foreseeable future as we spend significant amounts to fund our research, development and commercialization efforts. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. We will need to generate significant revenues to achieve profitability. Until we are able to generate such revenues, we will need to raise substantial additional capital to fund our operations.
We will require substantial additional capital to fund our operations. If additional capital is not available, we may need to delay, limit or eliminate our development and commercialization processes.
     We expect to devote substantial resources to obtain regulatory approval for zileuton CR, to support the anticipated commercial launch of zileuton CR, to fund addition clinical trials and pilot studies on zileuton CR and to fund the development of our other product candidates. Our funding requirements will depend on numerous factors, including:
•	the costs and timing of the development, regulatory submission and approval and the commercial launch of zileuton CR, if and when it is approved by regulatory authorities;

•	the scope and results of our clinical trials on zileuton CR;

•	if approved, the amount and timing of sales of zileuton CR;

•	the scope and results of our clinical trials on the intravenous formulation of zileuton;

•	the amount and timing of the October 2006 cost reduction program;

•	the timing, receipt and amount of sales from ZYFLO;

•	the costs of ongoing sales and marketing for ZYFLO;

•	advancements of other product candidates into development;

•	the time and costs involved in preparing, submitting, obtaining and maintaining regulatory approvals;

•	the timing, receipt and amount of milestone and other payments, if any, from MedImmune, Beckman Coulter or future collaborators;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	continued progress in our research and development programs, as well as the magnitude of these programs including milestone payments to third parties under our license agreements;

•	the cost of manufacturing, marketing and sales activities;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the cost of obtaining and maintaining licenses to use patented technologies;

•	potential acquisition or in-licensing of other products or technologies;

•	our ability to establish and maintain additional collaborative arrangements; and

•	the ongoing time and costs involved in certain corporate governance requirements, including work related to compliance with the Sarbanes-Oxley Act of 2002.
     Other than payments that we receive from our collaborations with MedImmune and Beckman Coulter, we expect that sales of ZYFLO will represent our only source of revenue until we commercially launch zileuton CR if it is approved. We believe that our ability to access external funds will depend upon the regulatory status of zileuton CR, market acceptance of zileuton CR, if approved, market acceptance of ZYFLO, the success of our other preclinical and clinical development programs, the receptivity of the capital markets to financings by biopharmaceutical companies, our ability

51 of 60

to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.
     The extent of our future capital requirements is difficult to assess and will depend largely on our ability to obtain regulatory approval for and successfully commercialize zileuton CR and to sell ZYFLO. Based on our operating plans, we believe that our available cash and cash equivalents and anticipated cash received from product sales and anticipated payments received under collaboration agreements, together with the proceeds we receive from the recently announced offering, will be sufficient to fund anticipated levels of operations into the second half of 2008. Our operating plans assume the effective implementation of the May 2006 and October 2006 cost reduction initiatives.
     For the nine months ended September 30, 2006, our net cash used for operating activities was $41.6 million, and we had capital expenditures of $376,000. If our existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product candidates, we may need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.
If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections.
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
     Accounting methods and policies for business and market practices of biopharmaceutical companies are subject to review, interpretation and guidance from relevant accounting authorities, including the SEC. For example, a new accounting rule, which became effective for us on January 1, 2006, requires us to record stock-based compensation expense for the fair value of stock options granted to employees. We rely heavily on stock options to compensate existing employees and attract new employees. Adoption of the new accounting rule on stock-based compensation expense is expected to increase net losses or reduce net income in future periods. Because we are now required to expense stock options, we may reduce our reliance on stock options as a compensation tool. If we reduce our reliance on stock options, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options, our reported losses would increase.

52 of 60

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
     Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which are not within our control, could subject our operating results and stock price to volatility, including:
•	the regulatory status of zileuton CR;

•	if approved, the amount and timing of sales of zileuton CR;

•	the amount and timing of sales of ZYFLO;

•	the timing of operating expenses, including selling and marketing expenses and the costs of maintaining a direct sales force;

•	the availability and timely delivery of a sufficient supply of ZYFLO;

•	the amount of rebates, discounts and chargebacks to wholesalers, Medicaid and managed care organizations related to ZYFLO;

•	the amount and timing of product returns for ZYFLO;

•	achievement of, or the failure to achieve, milestones under our development agreement with MedImmune, our license agreement with Beckman Coulter and, to the extent applicable, other licensing and collaboration agreement;

•	the results of ongoing and planned clinical trials of our product candidates;

•	production problems occurring at our third party manufacturers;

•	the results of regulatory reviews relating to the development or approval of our product candidates; and

•	general and industry-specific economic conditions that may affect our research and development expenditures.
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
     The market price of our common stock may be subject to substantial volatility as a result of announcements by us or other companies in our industry, including our collaborators. Announcements which may subject the price of our common stock to substantial volatility include announcements regarding:
•	the regulatory status of zileuton CR;

•	if approved, the amount and timing of sales of zileuton CR;

•	our operating results, including the amount and timing of sales of ZYFLO;

•	our licensing and collaboration agreements and the products or product candidates that are the subject of those agreements;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

53 of 60

•	the acquisition of technologies, product candidates or products by us or our competitors;

•	the development of new technologies, product candidates or products by us or our competitors;

•	regulatory actions with respect to our product candidates or products or those of our competitors; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.
Insiders have substantial control over us and could delay or prevent a change in corporate control, including a transaction in which our stockholders could sell or exchange their shares for a premium.
     As of November 1, 2006, our directors, executive officers and 10% or greater stockholders, together with their affiliates, to our knowledge, beneficially owned, in the aggregate, approximately 40.3% of our outstanding common stock. As a result, our directors, executive officers and 10% or greater stockholders, together with their affiliates, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:
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
     Not applicable.
Item 3. Defaults Upon Senior Securities.
     Not applicable.

54 of 60

Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
Termination of Agreements with University of Pittsburgh and Xanthus Pharmaceuticals
On November 6, 2006, we gave notice of termination of our License Agreement with the University of Pittsburgh (“UPitt”), dated as of November 15, 2002 (the “UPitt Agreement”). In accordance with the License Agreement, the termination will be effective as of February 7, 2007. This UPitt Agreement provided for an exclusive worldwide license, under specified patent rights controlled by UPitt and North Shore Long Island Jewish Research Institute relating to the small molecule ethyl pyruvate, which we had been developing as CTI-01, to make, use and sell products covered by the licensed patent rights.
On November 6, 2006, we gave notice of termination of our License Agreement with Xanthus Pharmaceuticals, Inc. (formerly known as Phenome Sciences, Inc.) (“Xanthus”), dated as of December 15, 2000 (the “Xanthus Agreement”). The Xanthus Agreement provided for an exclusive worldwide license, under specified patent rights and know-how controlled by Xanthus, relating to ethyl pyruvate to make, use and sell products covered by the licensed patent rights and know-how. In accordance with the License Agreement, the termination will be effective as of February 7, 2007.
We terminated the UPitt Agreement and Xanthus Agreement to bring our licensing portfolio in line with our current objectives. We do not plan to pursue further development of ethyl pyruvate or CTI-01. We will not incur any material termination penalty as a result of terminating the UPitt Agreement or the Xanthus Agreement.
Retention Bonuses for Executive Officers
On November 30, 2005, based on the recommendations of the compensation committee of our board of directors, our independent directors approved annual maximum cash bonus amounts for our executive officers for 2006. Actual cash bonus awards for 2006 were to be determined based on overall corporate performance and individual performance. On November 9, 2006, our compensation committee, pursuant to authority granted by our board of directors, determined that, in light of our October 2006 restructuring of operations, annual cash bonuses to our executive officers for 2006 would be paid as flat sum retention bonus payments. Under this revised bonus program, each of our executive officers would receive:
•	if they are employed by us as of January 15, 2007, a bonus payment equal to 50% of their annual maximum cash bonus for 2006, subject to payroll taxes and tax withholding; and

•	if they are employed by us on the Prescription Drug User Fee Act Date for the New Drug Application for the controlled-release formulation of zileuton (currently May 31, 2007), a bonus payment equal to the remaining 50% of their annual maximum cash bonus for 2006, subject to payroll taxes and tax withholding.
In addition, if we terminate the employment of any executive officer without cause (as determined by us in good faith) prior to either of the bonus payment dates, we will pay such executive officer such retention bonuses as if such executive officer continued to be employed on such dates, and if there is a change of control (as defined in our 2004 Stock Incentive Plan) of our company prior to either of the bonus payment dates, we will pay each executive officer that continues to be employed by us, a bonus payment equal to 100% of their annual maximum cash bonus for 2006 less any retention payments previously made to such executive officer pursuant to this retention program.
Item 6. Exhibits.
     The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

55 of 60

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITICAL THERAPEUTICS, INC.
Date: November 9, 2006	/s/ Frank E. Thomas
Frank E. Thomas President
(Principal Executive Officer and Principal Financial Officer)

Date: November 9, 2006	/s/ Jeffrey E. Young
Jeffrey E. Young
Vice President of Finance, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

56 of 60

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Second Amended and Restated Bylaws of the Registrant dated October 22, 2006 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2006 (SEC File No. 000-50767)).

10.1	Placement Agent Agreement by and between the Company and Lazard Capital Markets LLC dated October 26, 2006 (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2006 (SEC File No. 000-50767)).

10.2	Warrant Agreement dated October 31, 2006 by and between the Registrant and Mellon Investor Services.

10.3	Consulting Agreement by and between the Registrant and M. Cory Zwerling, dated as of October 25, 2006 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2006 (SEC File No. 000-50767)).

10.4	Separation Agreement between the Registrant and Walter Newman, Ph.D. dated October 25, 2006 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 25, 2006 (SEC File No. 000-50767)).

31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

57 of 60