Form 10-Q
period 2007-03-31
CRITICAL THERAPEUTICS INC
filed 2007-05-10
CIK 1145404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period                      to
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 1, 2007, the registrant had 43,135,791 shares of Common Stock, $0.001 par value per share, outstanding.

CRITICAL THERAPEUTICS, INC.
FORM 10-Q

Page
PART I — FINANCIAL INFORMATION	3
Cautionary Statement Regarding Forward-Looking Statements	3
Item 1. Financial Statements	4
Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 (Unaudited)	4
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24
PART II — OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3. Defaults Upon Senior Securities	46
Item 4. Submission of Matters to a Vote of Security Holders	46
Item 5. Other Information	46
Item 6. Exhibits	46
SIGNATURES	47
EXHIBIT INDEX	48
EX-10.2 Co-Promotion and Marketing Services Agreement by and between the Registrant and Dey, L.P. dated March 13, 2007.
EX-10.3 Binding Letter Agreement relating to COPD Co-Promotion by and between the Registrant and Dey, L.P. dated March 13, 2007.
EX-10.4 Amendment No. 1, dated May 9, 2007, to Agreement for Manufacturing and Supply of Zileuton effective February 8, 2005 by and between Shasun Pharma Solutions Limited and the Registrant.
EX-10.5 Manufacturing Services Agreement between Patheon Pharmaceuticals, Inc. and the Registrant dated May 9, 2007.
EX-31 Section 302 Certification of the Principal Executive Officer and Principal Financial Officer.
EX-32 Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.

PART I. Financial Information
Cautionary Statement Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of historical fact, including statements regarding the expected timing and outcome of the New Drug Application, or NDA, submission for the controlled-release formulation of zileuton, or zileuton CR, possible therapeutic benefits and market acceptance of ZYFLO® (zileuton tablets) and, if approved, zileuton CR, the progress and timing of our drug development programs and related trials, the efficacy of our drug candidates, our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, may be forward-looking statements under the provisions of The Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates” and risks relating to: the expected timing and outcome of the NDA for zileuton CR and related discussions with the U.S. Food and Drug Administration, or FDA; our ability to transition our management team effectively; our ability to rely on historical data in seeking marketing approval for zileuton CR, including the sufficiency and acceptability of the results of the pharmacokinetic studies of zileuton CR for FDA purposes; our ability to successfully market and sell ZYFLO and, if approved, zileuton CR, including the success of our co-promotion arrangement with Dey, L.P.; our ability to develop and maintain the necessary sales, marketing, distribution and manufacturing capabilities to commercialize ZYFLO and, if approved, zileuton CR; patient, physician and third-party payor acceptance of ZYFLO and, if approved, zileuton CR, as a safe and effective therapeutic product; adverse side effects experienced by patients taking ZYFLO and, if approved, zileuton CR; our ability to successfully enter into additional strategic co-promotion, collaboration or licensing transactions on favorable terms, if at all; conducting clinical trials, including difficulties or delays in the completion of patient enrollment, data collection or data analysis; the results of preclinical studies and clinical trials with respect to our products under development and whether such results will be indicative of results obtained in later clinical trials; our heavy dependence on the commercial success of ZYFLO and, if approved, zileuton CR; our ability to obtain the substantial additional funding required to conduct our research, development and commercialization activities; our dependence on our strategic collaboration with MedImmune, Inc; and our ability to obtain, maintain and enforce patent and other intellectual property protection for ZYFLO, zileuton CR, our discoveries and drug candidates. These and other risks are described in greater detail below under the caption “Risk Factors” in Part II, Item 1A. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements in this quarterly report represent our views only as of the date of this quarterly report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Item 1. Financial Statements
CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
in thousands	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$45,330	$48,388
Accounts receivable, net	807	877
Amount due under collaboration agreements	31	650
Short-term investments	650	650
Inventory, net	4,622	4,048
Prepaid expenses and other	974	980

Total current assets	52,414	55,593

Fixed assets, net	2,237	2,421
Other assets	168	168

Total assets	$54,819	$58,182

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt and capital lease obligations	$926	$1,012
Accounts payable	1,123	1,049
Accrued expenses	2,954	3,941
Deferred collaboration revenue and fees	3,105	675
Deferred product revenue	—	1,178

Total current liabilities	8,108	7,855

Long-term debt and capital lease obligations, less current portion	229	421

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.001; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.001; authorized 90,000,000 shares; issued and outstanding 43,066,209 and 42,902,142 shares at March 31, 2007 and December 31, 2006, respectively	43	43
Additional paid-in capital	205,566	204,378
Deferred stock-based compensation	(64)	(99)
Accumulated deficit	(159,049)	(154,399)
Accumulated other comprehensive loss	(14)	(17)

Total stockholders’ equity	46,482	49,906

Total liabilities and stockholders’ equity	$54,819	$58,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
in thousands except share and per share data	2007	2006
Revenues:
Net product sales	$2,894	$1,022
Revenue under collaboration agreements	601	1,251

Total revenues	3,495	2,273

Costs and expenses:
Cost of products sold	741	504
Research and development	2,918	9,393
Sales and marketing	1,982	6,907
General and administrative	3,055	2,928

Total costs and expenses	8,696	19,732

Operating loss	(5,201)	(17,459)
Other income (expense):
Interest income	590	772
Interest expense	(39)	(60)

Total other income	551	712

Net loss	$(4,650)	$(16,747)

Net loss per share	$(0.11)	$(0.49)

Basic and diluted weighted-average common shares outstanding	42,456,700	34,096,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
in thousands	2007	2006
Cash flows from operating activities:
Net loss	$(4,650)	$(16,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	166	248
Amortization of premiums on short-term investments and other	3	30
Gain on sale of fixed assets	(8)	—
Reserve for inventory	—	144
Stock-based compensation expense	1,042	1,423
Changes in assets and liabilities:
Accounts receivable	70	535
Amount due under collaboration agreements	619	(250)
Inventory	(574)	15
Prepaid expenses and other	6	512
Accounts payable	74	(1,902)
Accrued expenses	(987)	(518)
Deferred collaboration revenue and fees	2,430	(1,001)
Deferred product revenue	(1,178)	(278)

Net cash used in operating activities	(2,987)	(17,789)

Cash flows from investing activities:
Proceeds from sale of fixed assets	26	—
Purchases of fixed assets	—	(206)
Proceeds from sales and maturities of short-term investments	—	20,126
Purchases of short-term investments	—	(2,317)

Net cash provided by investing activities	26	17,603

Cash flows from financing activities:
Proceeds from exercise of stock options	181	41
Repayments of long-term debt and capital lease obligations	(278)	(293)

Net cash used in financing activities	(97)	(252)

Net decrease in cash and cash equivalents	(3,058)	(438)
Cash and cash equivalents at beginning of period	48,388	57,257

Cash and cash equivalents at end of period	$45,330	$56,819

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$42	$62

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Critical Therapeutics, Inc. and its subsidiary (the “Company”), and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company believes that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included. The information included in this quarterly report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC.
     Operating results for the three-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results for the full year.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements include certain judgments regarding revenue recognition, product returns, inventory valuation, accrued and prepaid expenses and valuation of stock-based compensation.
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
     The Company sells ZYFLO to wholesalers, distributors and pharmacies, which have the right to return purchased product. In accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, or SFAS No. 48, the Company deferred revenue on product shipments until the Company could reasonably estimate returns relating to these shipments. Because ZYFLO was a new product for the Company and this was its first commercial product launch, the Company did not have an objective measurement or history to allow it to estimate returns in 2005 and 2006. In the first quarter of 2007, based on the Company’s return experience since it launched ZYFLO in October 2005, the Company began recording revenue upon shipment to third parties including wholesalers, distributors and pharmacies and provided a reserve for potential returns from these third parties based on its product returns experience. In connection with this change in estimate, the Company recorded an increase in net product sales in the three months ended March 31, 2007 related to the recognition of revenue from product sales that had been previously deferred, net of an estimate for remaining product returns. This change in estimate totaled approximately $953,000.
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
     At March 31, 2007, the Company’s account receivable balance of $807,000 was net of allowances of $17,000. At March 31, 2006, the Company’s account receivable balance of $489,000 was net of allowances of $12,000.
(3) Cash Equivalents and Short-Term Investments
     The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents.
     Short-term investments consist primarily of U.S. government treasury and agency notes, corporate debt obligations, municipal debt obligations, auction rate securities and money market funds, each of investment-grade quality, which have a maturity date greater than 90 days that can be sold within one year. These securities are held until such time as the Company intends to use them to meet the ongoing liquidity needs to support its operations. These investments are recorded at fair value and accounted for as available-for-sale securities. The unrealized gain (loss) during the period is recorded as an adjustment to stockholders’ equity. The Company recorded unrealized gains on investments of $3,000 and $29,000 during the three months ended March 31, 2007 and 2006, respectively. The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization or accretion is included in interest income (expense) in the corresponding period. The Company has concluded that the unrealized gain (loss) on investments is temporary and therefore no impairment exists during the three-month period ended March 31, 2007.
(4) Inventory
     Inventory is stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. As of March 31, 2007, the Company held $4.6 million in inventory to be used for commercial sales related to its commercial product, ZYFLO. The Company analyzes its inventory levels quarterly and records reserves for inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. Inventory consisted of the following at March 31, 2007 and December 31, 2006, respectively (in thousands):

	March 31,	December 31,
	2007	2006
Raw material	$4,634	$3,662
Work in process	—	83
Finished goods	107	422

Total inventory	4,741	4,167
Less: reserve	(119)	(119)

Inventory, net	$4,622	$4,048

     The Company currently purchases the API for its commercial requirements for ZYFLO from a single source. In addition, the Company currently manufactures ZYFLO with a single third-party manufacturer. Pending approval of zileuton CR, the Company will continue to purchase its API for commercial requirements from a single source and will manufacture zileuton CR with a single third-party manufacturer. The disruption or termination of the supply of API, a significant increase in the cost of the API from this single source or the disruption or termination of the manufacturing of the commercial product could have a material adverse effect on the Company’s business, financial position and results of operations.
(5) Comprehensive Loss
     Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations for the three-month periods ended March 31, 2007 and 2006, and comprehensive loss is the unrealized gain (loss) on short-term investments for the period. Total comprehensive loss was $4.6 million and $16.7 million for the three-month periods ended March 31, 2007 and 2006, respectively. The unrealized gain (loss) on investments is the only component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.
(6) Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective application method, which allows the Company to recognize compensation cost for granted, but unvested, awards, new awards and awards modified, repurchased, or cancelled after the required effective date. Because the Company issued options prior to March 19, 2004, the date it filed its initial registration statement on Form S-1, or S-1, with the SEC, at values less than fair market value, the Company recorded deferred compensation. Options granted prior to the initial S-1 filing continue to be accounted for under

APB No. 25.
     All stock-based awards to non-employees are accounted for at their fair market value in accordance with SFAS 123(R) and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF No. 96-18.
     Stock option activity for the three-month periods ended March 31, 2007 and 2006:

	2007		2006
		Weighted-Average		Weighted-Average
	Number of	Exercise Price	Number of	Exercise Price
	Shares	Per Share	Shares	Per Share
Outstanding—January 1	5,714,770	$4.60	6,200,106	$5.03
Granted	201,000	2.05	741,000	6.97
Exercised	(173,567)	1.04	(89,204)	0.46
Cancelled	(595,804)	5.81	(62,594)	6.34

Outstanding—March 31	5,146,399	$4.48	6,789,308	$5.29

Exercisable— March 31	1,605,090	$5.15	1,948,758	$3.76

     The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2007 were 8.5 years and $694,000, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at March 31, 2007 were 7.7 years and $385,000, respectively. The weighted average exercise price and the number of options vested or expected to vest at March 31, 2007 were $4.56 and 4,058,703, respectively. The total intrinsic value of the options exercised during the three months ended March 31, 2007 was approximately $160,000.
     As described above, the Company had previously recorded deferred compensation for options granted prior to the date of its initial S-1 filing at prices deemed to be below fair value. As of March 31, 2007, $64,000 of deferred compensation has yet to be recognized for these options. Such amounts will be recognized during 2007. The Company has expensed this deferred stock-based compensation to operations over the vesting period of the options and recorded $8,000 and $262,000 as stock-based compensation expense for the three months ended March 31, 2007 and March 31, 2006, respectively, related to these options.
     The total fair value of the shares vested and unexercised (other than pre S-1 shares) and expensed during the three months ended March 31, 2007 was $682,000. As of March 31, 2007, there was $8.5 million of total unrecognized compensation expense (including the pre S-1 shares) related to unvested share-based compensation awards granted under the Company’s stock plans, which is expected to be recognized over a weighted average period of 1.5 years.
     The Company anticipates recording additional stock-based compensation expense of $3.2 million in the remaining three quarters of 2007, $2.9 million in 2008 and $2.4 million thereafter relating to the amortization of unrecognized compensation expense as of March 31, 2007. These anticipated compensation expenses do not include any adjustment for new or additional options to purchase common stock granted to employees.
     Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the calculated fair value may not necessarily be indicative of the actual fair value of the stock options. The Company has computed the impact under SFAS No. 123(R) for options granted using the Black-Scholes option-pricing model for the quarters ended March 31, 2007 and 2006. The Company increased its expected volatility assumption for the three months ended March 31, 2007 to 66% from 59% in the corresponding period of 2006. The rate is based on the Company’s actual historical volatility since its initial public offering. The expected life of options granted was estimated using the simplified method calculation as prescribed by SEC Staff Accounting Bulletin No. 107. The assumptions used and weighted-average information are as follows:

	Three Months Ended March 31,
	2007	2006
Risk free interest rate	4.6%	4.5%
Expected dividend yield	0%	0%
Expected forfeiture rate	10.2%	4.2%
Expected life	6.25 years	6.25 years
Expected volatility	66%	59%
Weighted-average fair value of options granted equal to fair value	$1.35	$4.21
(7) Basic and Diluted Loss per Share
     Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. Anti-dilutive securities that are not included in the diluted net loss per share calculation aggregated 12,908,520 and 10,312,480 as of March 31, 2007 and 2006, respectively. These anti-dilutive securities consist of outstanding stock options, warrants, and unvested restricted common stock as of March 31, 2007 and 2006.
     The following table reconciles the weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended March 31,
	2007	2006
Weighted-average common shares outstanding	43,012,227	34,143,741
Less: weighted-average restricted common shares outstanding	555,527	47,116

Basic and diluted weighted-average common shares outstanding	42,456,700	34,096,625

(8) Commitments and Contingencies
     The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include costs for research and development and license agreements that represent the Company’s fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These amounts do not include any additional amounts that the Company may be required to pay under its license agreements upon the achievement of scientific, regulatory and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of an investigational new drug application to the U.S. Food and Drug Administration, or FDA, similar submissions to foreign regulatory authorities and the first commercial sale of the Company’s products in various countries. These agreements include costs related to manufacturing, clinical trials and preclinical studies performed by third parties. The estimated amount that may be incurred in the future under these agreements totals approximately $20.1 million as of March 31, 2007. The amount and timing of these commitments may change, as they are largely dependent on the rate of enrollment in and timing of the development of the Company’s product candidates. As of March 31, 2007, the Company has $227,000 and $320,000 included in prepaid expenses and accrued expenses, respectively, related to these agreements on the accompanying condensed consolidated balance sheet. These agreements are accounted for under the percentage of completion method.
     The Company is also party to a number of agreements that require it to make milestone payments, royalties on net sales of the Company’s products and payments on sublicense income received by the Company. In addition, the Company entered into a manufacturing and supply agreement with Rhodia Pharma Solutions, which was assigned to Shasun Pharma Solutions Ltd. or Shasun, for commercial production of the active pharmaceutical ingredient (“API”) for ZYFLO, subject to specified limitations, through December 31, 2009. Under this agreement, the Company committed to purchase minimum amounts of API in the first quarter of 2007 and in the first quarter of 2008. The API purchased from Shasun currently has a shelf-life of 36 months. The Company evaluates the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, the Company is required to make judgments as to the future demand for current or committed inventory levels and as to the expiration dates of its product. As of March 31, 2007, no reserves have been recorded for purchase commitments.
     On May 9, 2007, the Company entered into a three year Manufacturing Services Agreement with Patheon Pharmaceuticals Inc. (“Patheon”), under which Patheon agreed to coat, conduct quality control and quality assurance and stability testing and package commercial supplies of zileuton CR in tablet form. Under this agreement, the Company is responsible for supplying uncoated zileuton CR tablets to Patheon. The Company has agreed to purchase at least 50% of its requirements for such manufacturing services for zileuton CR for sale in the United States from Patheon each year for the term of the agreement.
     From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. For all periods presented, the Company is not a party to any pending material litigation or other material legal proceedings.
(9) DEY Co-promotion and Marketing Services Agreement
     On March 13, 2007, the Company entered into an agreement with DEY, L.P, an affiliate of Merck KGaA (“DEY”), under which the Company and DEY agreed to jointly promote ZYFLO and, if approved by the FDA, zileuton CR. Under the co-promotion and marketing services agreement, the Company granted DEY an exclusive right and license to promote and detail ZYFLO and zileuton CR in the United States, together with the Company.
     Under the co-promotion agreement, DEY paid the Company a non-refundable upfront payment of $3.0 million in March 2007. In addition, DEY has agreed to pay the Company milestone payments of $4.0 million following approval by the FDA of the NDA for zileuton CR and $5.0 million following commercial launch of zileuton CR. Under the co-promotion agreement, the Company will retain all quarterly net sales of ZYFLO and zileuton CR, after third party royalties, up to $1.95 million. The Company agreed to pay DEY a portion of quarterly net sales of ZYFLO and zileuton CR, after third-party royalties, in excess of $1.95 million. From the date DEY begins detailing ZYFLO through the commercial launch of zileuton CR, the Company has agreed to pay DEY 70% of quarterly net sales of ZYFLO, after third party royalties, in excess of $1.95 million. Following the commercial launch of zileuton CR through December 31, 2010, the Company has agreed to pay DEY 35% of quarterly net sales, after third-party royalties, in excess of $1.95 million. From January 1, 2011 through December 31, 2013, the Company has agreed to pay DEY 20% of quarterly net sales, after third-party royalties, in excess of $1.95 million. The co-promotion agreement has a term expiring on December 31, 2013, which may be extended upon mutual agreement by the parties.
     Under the co-promotion agreement, the Company has deferred the $3.0 million payment received upon signing. The Company expects to amortize the $3.0 million payment over the term of the agreement, along with any future milestone payments received from DEY. The Company expects to record all ZYFLO and, if approved, zileuton CR sales generated by the combined sales force.
(10) Income Tax
     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As of the date of adoption, the total amount of net unrecognized tax benefit is $0.2 million, which has been recorded with an offsetting adjustment to the Company’s valuation allowance. Accordingly, there was no adjustment to retained earnings (accumulated deficit) at the date of adoption.
     The Company did not recognize any accrued interest and penalties related to unrecognized tax benefits as no amounts would be due as a result of the Company’s net tax loss carryforward. The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. Tax years for 2000 to 2006 remain subject to examination for federal and numerous state jurisdictions. The primary state jurisdiction is the Commonwealth of Massachusetts.
(11) Subsequent Events
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
     In May 2007, in consideration for the license, IMI paid the Company an initial license fee of $400,000 in cash and IMI preferred stock valued at $400,000, after taking into account payments that the Company is obligated to make to The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute). Under the License Agreement, IMI also agreed to pay $800,000, after taking into account payments that the Company is obligated to make to The Feinstein Institute for Medical Research, upon the achievement of certain regulatory approvals and royalties based on net sales of licensed products and methods by IMI and its affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2006 which is on file with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part II, Item 1A.
Financial Operations Overview
     Critical Therapeutics, Inc. is a biopharmaceutical company focused on the development and commercialization of products designed to treat respiratory, inflammatory and critical care diseases linked to the body’s inflammatory response. Our marketed product is ZYFLO, an immediate-release tablet formulation of zileuton, which the FDA approved in 1996 for the prevention and chronic treatment of asthma in adults and children 12 years of age or older. We licensed from Abbott Laboratories exclusive worldwide rights to ZYFLO and other formulations of zileuton for multiple diseases and conditions. We began selling ZYFLO in the United States in October 2005. In addition, we are developing a controlled-release formulation of zileuton, or zileuton CR, and an injectable formulation of zileuton, or zileuton injection. In connection with a restructuring that we announced in October 2006, we decided to focus our resources on these formulations.
     Zileuton CR is a tablet designed to be taken twice daily, two tablets per dose. We have submitted a new drug application, or NDA, for zileuton CR that was accepted for filing by the FDA as of September 29, 2006. Under the Prescription Drug User Fee Act, or PDUFA, guidelines, the PDUFA date for our NDA is May 31, 2007, which is the date by which we expect to receive an action letter from the FDA on this filing. If we receive regulatory approval on a timely basis, we expect to launch zileuton CR in the second half of 2007.
     On March 13, 2007, we entered into an agreement with Dey, L.P., or Dey, an affiliate of Merck KGaA, under which we and DEY agreed to jointly promote ZYFLO and, if approved by the FDA, zileuton CR. Under the co-promotion agreement, DEY paid us a non-refundable upfront payment of $3.0 million upon signing the co-promotion agreement. In addition, DEY has agreed to pay us milestone payments of $4.0 million following approval by the FDA of the NDA for zileuton CR and $5.0 million following commercial launch of zileuton CR. Under the co-promotion agreement, we will retain all quarterly net sales of ZYFLO and zileuton CR, after third party royalties, up to $1.95 million. We have agreed to pay DEY a portion of quarterly net sales of ZYFLO and zileuton CR, after third-party royalties, in excess of $1.95 million.
     We have deferred the $3.0 million payment received upon signing the DEY co-promotion agreement. We expect to amortize the $3.0 million payment over the term of the agreement, along with any future milestone payments received from DEY. We expect to record all ZYFLO sales generated by the combined sales force.
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
     We are collaborating with MedImmune, Inc. on preclinical development of monoclonal antibodies directed toward a cytokine called high mobility group box protein 1, or HMGB1, which we believe may be an important target for the development of products to treat diseases mediated by the body’s inflammatory response. In addition, we are collaborating with Beckman Coulter, Inc. on the development of a diagnostic directed toward measuring HMGB1 in the bloodstream. According to the terms of our collaboration agreement with MedImmune, the obligations of both companies remain unchanged as a result of MedImmune’s recently announced sale to AstraZeneca PLC, and the two companies expect to continue to move forward with the HMGB1 program.
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
     Since our inception, we have incurred significant losses each year. As of March 31, 2007, we had an accumulated deficit of $159.0 million. We expect to incur significant losses for the foreseeable future and we may never achieve profitability. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect our operating losses to continue over the next several years as we fund our development programs, market and sell ZYFLO and prepare for the potential commercial launch of our product candidates. Since our inception, we have raised proceeds to fund our operations through public offerings of common stock, private placements of equity securities, debt financings, the receipt of interest income, payments from our collaborators MedImmune and Beckman Coulter, and revenues from sales of ZYFLO.
     Revenues. From our inception on July 14, 2000 through the third quarter of 2005, we derived all of our revenues from license fees, research and development payments and milestone payments that we have received from our collaboration agreements with MedImmune and Beckman Coulter. In the fourth quarter of 2005, we began selling, and recognizing revenue, from our first commercial product, ZYFLO. In the first quarter of 2007, based on our return experience since our ZYFLO launch in October 2005, we began recording revenue upon shipment to third parties, including wholesalers, distributors and pharmacies, and provided an adequate reserve for potential returns from these third parties based on our product returns experience.
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
     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for personnel in sales, marketing, sales operations and our managed care functions as well as other costs related to ZYFLO. We will also be incurring marketing and other costs in preparation for the anticipated launch of zileuton CR in the second half of 2007. Other costs included in sales and marketing expenses include sales and marketing cost related to our co-promotion and marketing agreement, cost of product samples of ZYFLO, promotional materials, market research and sales meetings. We expect to continue to incur sales and marketing costs associated with our sales force to support ZYFLO. If zileuton CR is approved for marketing, we expect to incur additional expenses related to enhancing our sales and marketing functions and adding sales representatives. In addition, under our co-promotion agreement, we have deferred the $3.0 million payment received upon signing. We expect to amortize the $3.0 million payment over the term of the agreement, along with any future milestone payments received from DEY.
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
     Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report on Form 10-Q. Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, product returns, inventory, accrued expenses, short-term investments, stock-based compensation and income taxes described below fit the definition of “critical accounting estimates.”
     Revenue Recognition. We sell ZYFLO to wholesalers, distributors and pharmacies, which have the right to return purchased product. In accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, or SFAS No. 48, we deferred revenue on product shipments until we could reasonably estimate returns relating to these shipments. Because ZYFLO was a new product for us and this was our first commercial product launch, we did not have an objective measurement or history to allow us to estimate returns in 2005 and 2006. Accordingly, in 2005 and 2006, we deferred the recognition of revenue on product shipments of ZYFLO to our customers until the product was dispensed through patient prescriptions. Since product dispensed to patients through prescription is not subject to return, there is no remaining contingency that would prohibit revenue recognition once delivered through prescription. In the first quarter of 2007, based on our product return experience since we launched ZYFLO in October 2005, we began recording revenue upon shipment to third parties, including wholesalers, distributors and pharmacies, and providing a reserve for potential returns from these third parties. In connection with this change, we recorded an increase in net product sales in the three months ended March 31, 2007 related to the recognition of revenue from product sales that had been previously deferred, net of an estimate for remaining product returns. This change in estimate totaled approximately $953,000.

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
     Product Returns. Consistent with industry practice, we offer customers the ability to return products during the six months prior to, and the twelve months after, the product expires. At the time of commercial launch in October 2005, we began shipping our products with an expiration date of 12 months. Since our launch of ZYFLO, we have extended ZYFLO’s expiration date from 12 months to 21 months as of March 31, 2007. In April 2007, ZYFLO's expiration date extended to 24 months. We may adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products in the distribution channel, the shelf-life of the product shipped, competitive issues such as new product entrants and other known changes in sales trends. As a result of this ongoing evaluation, our product return reserve was $138,000 at March 31, 2007. We evaluate this reserve on a quarterly basis, assessing each of the factors described above, and adjust the reserve accordingly.
     Inventory. Inventory is stated at the lower of cost or market value with cost determined under the first-in, first-out, or FIFO, method. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. We determine the estimated useful life of our inventory based upon stability data of the underlying product stored at different temperatures or in different environments. As of March 31, 2007, inventory consists of zileuton active pharmaceutical ingredient, or API, which is raw material in powder form, and finished tablets to be used for commercial sale. On a quarterly basis, we analyze our inventory levels and write down inventory that has become obsolete, inventory that has a cost basis in excess of our expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues. As of March 31, 2007, we had a reserve against our inventory of approximately $119,000 for product that is not expected to be sold.
     Accrued Expenses. As part of the process of preparing our condensed consolidated financial statements, we are required to estimate certain expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our condensed consolidated financial statements. Examples of estimated expenses for which we accrue include professional service fees, such as fees paid to lawyers and accountants, rebates to third parties, including government programs such as Medicaid or private insurers, contract service fees, such as amounts paid to clinical monitors, data management organizations and investigators in connection with clinical trials, fees paid to contract manufacturers in connection with the production of clinical materials and restructuring charges.
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
     It is our intent to hold our short-term investments until such time as we intend to use them to meet the ongoing liquidity needs of our operations. However, if the circumstances regarding an investment or our liquidity needs were to change, such as a change in an investment’s external credit rating, we would consider a sale of the related security prior to the maturity of the underlying investment to minimize any losses.
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
     Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of March 31, 2007, we had federal and state tax net operating loss carryforwards of approximately $136 million, which expire beginning in 2021 and 2007, respectively. We also have research and experimentation credit carryforwards of approximately $2.3 million, which expire beginning in 2021. We have recorded a full valuation allowance as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income or additional paid in capital for deferred tax assets related to stock compensation deductions in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.
     Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As of the date of adoption, the total amount of net unrecognized tax benefit is $0.2 million, which has been recorded with an offsetting adjustment to our valuation allowance. Accordingly, there was no adjustment to retained earnings (accumulated deficit) at the date of adoption.
     We did not recognize any accrued interest and penalties related to unrecognized tax benefits as no amounts would be due as a result of our net tax loss carryforward. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. Tax years for 2000 to 2006 remain subject to examination for federal and numerous state jurisdictions. The primary state jurisdiction is the Commonwealth of Massachusetts.

Results of Operations
     Three Months Ended March 31, 2007 and 2006
     Revenues
     Revenue from Product Sales. We recognized revenue from product sales of ZYFLO of $2.9 million in the three months ended March 31, 2007 compared to $1.0 million in three months ended March 31, 2006. The increase in product revenue is primarily attributable to a 56% increase in prescription volume over the corresponding period in 2006. In addition, we recorded a $953,000 increase in product sales related to the recognition of revenue from product sales that had been previously deferred, net of an estimate for remaining product returns. On January 1, 2007, based on our product return experience since our launch of ZYFLO in October 2005, we began recording revenue upon shipment to third parties, including wholesalers, distributors and pharmacies, and providing a reserve for potential returns from these third parties, as we are now able to estimate product returns.
     Prior to this change in the three months ended March 31, 2007, we recognized revenue from product shipments when we have determined the right to return the product has lapsed or when we can reasonably estimate returns relating to the shipments to third parties under SFAS No. 48. For example, during the first quarter of 2006, we deferred recognition of revenue on product shipments of ZYFLO to wholesalers, distributors and pharmacies until the product is dispensed through patient prescriptions. We deferred the cost of product shipped to third parties that has not been recognized as revenue in accordance with our revenue recognition policy until the product was dispensed through patient prescriptions. This deferred cost of product sold totaled $215,000 as of March 31, 2006, and was included in prepaid expenses and other current assets.
     Revenue under Collaboration Agreements. We recognized collaboration revenues of $601,000 in the three months ended March 31, 2007 compared to $1.3 million in the three months ended March 31, 2006. Collaboration revenue for the three months ended March 31, 2007 was primarily due to the recognition of $400,000 of deferred revenue recognized under our collaboration agreement with Beckman Coulter for a license fee paid to advance into formal product development a diagnostic assay in connection with our HMGB1 program. Collaboration revenue also included approximately $201,000 related to a portion of the $12.5 million of initial fees MedImmune paid to us that we recognized over the duration of the contract, and the $5.3 million cumulatively billed to MedImmune for milestone payments and development support from the inception of the agreement through March 31, 2007. Collaboration revenue for the three months ended March 31, 2006 was primarily comprised of the portion of the initial fees MedImmune paid us that we recognized in each period, and a portion of milestone payments and development support billed to MedImmune in the first quarter of 2006, in 2005 and in 2004.
     Since we entered into the agreement with MedImmune in 2003, we have billed a total of $17.8 million to MedImmune, consisting of the $12.5 million initial payment, a $1.3 million milestone payment and $4.0 million of development support. We have recognized $17.7 million of these amounts as collaboration revenue to date. We have reported the balance of the payments, totaling $105,000, as deferred collaboration revenue and will recognize such amount over the remaining estimated research term of our agreement with MedImmune based on the proportion of cumulative costs incurred as a percentage of the total costs estimated for the performance period. We currently estimate that the balance in deferred revenue will be recognized during the second quarter of 2007. Our revenue recognized from existing collaborations in 2007 may decline substantially since we have already recognized most of the revenue that we previously deferred. Going forward, our revenue from collaboration agreements will fluctuate each quarter and will be highly dependent upon the achievement of milestones under our existing agreements, or will be dependent upon us entering into new collaboration agreements.
     Costs and Expenses
     Cost of Products Sold. Cost of products sold in the three months ended March 31, 2007 was $741,000, compared to $504,000 in the three months ended March 31, 2006. Cost of products sold consisted primarily of the expenses associated with manufacturing and distributing ZYFLO and royalty payments to Abbott under the license agreement for ZYFLO. As a result of our change in estimate we recorded $166,000 in cost of product sold in the three months ended March 31, 2007. We recorded $144,000 of inventory write-offs in the three months ended March 31, 2006. We did not record any inventory write-offs during the three months ended March 31, 2007. The write-offs in the first quarter of 2006 resulted from excess or obsolete inventory that could no longer be used for commercial sale. Excluding the impact of write-offs, our gross margins from product sales was 74% in the three months ended March 31, 2007, compared to 65% in the three months ended March 31, 2006. This increase in gross margins resulted from our ability to spread some of our fixed costs associated with managing the supply chain over a larger revenue base in 2007. If we are able to commercially launch zileuton CR, our gross margins could be negatively impacted by an additional royalty obligation to SkyePharma for utilization of their controlled-release technology.

     Research and Development Expenses. Research and development expenses in the three months ended March 31, 2007 were $2.9 million, compared to $9.4 million in the three months ended March 31, 2006, a decrease of approximately $6.5 million, or 69%. This decrease was primarily due to lower expenses associated with the clinical trials, as well as the reduction in the number of employees performing research and development functions following our May and October 2006 restructurings.
     The following table summarizes the primary components of our research and development expenses for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Zileuton (ZYFLO and zileuton CR)	$1,335	$3,863
Zileuton injection	156	1,137
CTI-01	13	1,542
Alpha-7	833	1,147
HMGB1	119	506
General research and development expenses	222	845
Stock-based compensation expense	240	353

Total research and development expenses	$2,918	$9,393

     The following summarizes the expenses associated with our primary research and development programs:
     Zileuton (ZYFLO and zileuton CR). During the three months ended March 31, 2007, we incurred $1.3 million in expenses related to our orally-dosed zileuton programs, including ZYFLO and zileuton CR, compared to $3.9 million during the three months ended March 31, 2006, a 65% decrease. This decrease was primarily due to the following:
•	$1.1 million reduction in clinical and manufacturing costs for our NDA registration batches related to our controlled-release formulation of zileuton;

•	$487,000 reduction in consulting and scientific advisor fees related to the controlled-release NDA registration batches and ZYFLO product launch;

•	$529,000 reduction in salaries and other personnel costs related to our 2006 restructurings; and
     The decreases in the costs described above were partially offset by higher costs associated with the continued development of our life cycle extension program for zileuton.
     We anticipate that our research and development expenses of our orally-dosed zileuton programs in future periods will consist primarily of costs related to conducting Phase IIIb or Phase IV clinical trials. We expect that these clinical trials will be designed to examine the utility of zileuton in particular groups of asthma patients. In addition, we expect to continue to incur research and development expenses to maintain and operate our medical affairs, medical information and pharmacovigilance functions in support of ZYFLO and zileuton CR.
     Zileuton Injection. During the three months ended March 31, 2007, we incurred $156,000 in expenses related to our zileuton injection program, compared to $1.1 million during the three months ended March 31, 2006, an 86% decrease. This decrease was primarily due to reduction in clinical trial expense related to our Phase I/II clinical trial, which concluded in the first half of 2006. We expect that our costs associated with the development of zileuton injection will increase during 2007 as we initiate a Phase II clinical trial, progress into later stages of clinical development and continue the formulation development to be used in future clinical trials.
     CTI-01. During the three months ended March 31, 2007, we incurred minimal expense related to our CTI-01 program, as compared to expenses of $1.5 million in the three months ended March 31, 2006. Effective February 2007, we terminated our license agreements with the University of Pittsburgh and Xanthus Pharmaceuticals related to the development of CTI-01. We do not plan to pursue further development or incur additional costs related to CTI-01.
     Alpha-7. During the three months ended March 31, 2007, we incurred $833,000 of expenses in connection with research and development of our alpha-7 program, compared to $1.1 million during the three months ended March 31, 2006, a 27% decrease.

This decrease was primarily due to a reduction in the number of employees working on the program following our October 2006 restructuring. We anticipate that our research and development expenses for our alpha-7 program will not grow substantially in 2007, as we expect increased costs related to preclinical studies conducted by third parties to advance our lead molecule to be offset by the reduced headcount of employees working on this program. We anticipate that significant additional expenditures will be required to advance any product candidate through preclinical and clinical development. We plan to seek a collaborator for our alpha-7 program and do not currently expect to conduct clinical trials with the alpha-7 program without entering into such an arrangement. However, because this project is at a very early stage, the actual costs and timing of research, preclinical development, clinical trials and associated activities are highly uncertain, subject to risk, and will change depending upon the project we choose to develop, the clinical indication developed, the development strategy adopted, and the terms of a collaboration, if we are able to enter into one. As a result, we are unable to estimate the costs or the timing of advancing a small molecule from our alpha-7 program through clinical development.
HMGB1. During the three months ended March 31, 2007, we incurred $119,000 of expenses for our HMGB1 program, compared to $506,000 during the three months ended March 31, 2006, a 77% decrease. This decrease was primarily due to lower license fees, sponsored research and laboratory supplies for our continued testing under our collaboration agreement with MedImmune as well as lower personnel costs devoted to this program. We anticipate that research and development costs relating to HMGB1 for the remainder 2007 will be lower as a result of our October 2006 restructuring. In addition, a larger portion of the expenses in our HMGB1 program will be assumed by MedImmune as the program advances into later stages of preclinical development. We also anticipate that some of our expenses in the HMGB1 program will be covered by funding and potential milestone payments from MedImmune under our collaboration agreement. Because the HMGB1 program is still in preclinical development, the actual costs and timing of preclinical development, clinical trials and associated activities are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. A significant amount of these clinical trial costs will be incurred by MedImmune. The expenses for HMGB1 are reflected in the accompanying statements of operations as part of research and development expenses, while the funding received from MedImmune and Beckman Coulter to fund our research efforts is included in revenue under collaboration agreements.
     Our general research and development expenses, which are not allocated to any specific program, decreased by $623,000 in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This decrease was primarily attributable to reduction in salaries and wages and other employee related costs as a result of our May 2006 and October 2006 restructurings and improved cost allocation methods for our existing research and development personnel and the related laboratory and general expenses for our current research and development programs.
     In addition, our stock-based compensation expense decreased $113,000 in the three months ended March 31, 2007, compared to the three months ended March 31, 2006. This decrease was primarily due to a $248,000 reduction in stock-based compensation expense related to the reduction in the number of employees performing research and development functions following our May 2006 and October 2006 restructurings offset, in part, by the effects of the change in the market price of our common stock on unvested non-employee options. The adjustment to stock-based compensation expense is calculated based on the change in fair value of our common stock during the period. The fair value of our common stock decreased during both the three months ended March 31, 2007 and the three months ended March 31, 2006, which resulted in an adjustment to our stock-based compensation expense to non-employees of $9,000 and $143,000 during each of those periods, respectively.
     Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2007 were $2.0 million, compared to $6.9 million for the three months ended March 31, 2006. The $4.9 million decrease was primarily attributable to a decrease in the number of employees performing sales and marketing functions, as well as the absence of certain costs associated with the commercial launch of ZYFLO, including market research performed in the three months ended March 31, 2006. The number of employees performing sales and marketing functions decreased to 26 employees at March 31, 2007 from 99 employees at March 31, 2006. We expect that our sales and marketing costs will increase during 2007 as a result of our co-promotion and marketing agreement with DEY and the anticipated launch of zileuton CR in the second half of 2007.
     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2007 were $3.1 million, compared to $2.9 million for the three months ended March 31, 2006. The increase in the three months ended March 31, 2007 was primarily due to increased legal, consulting and advisory fees associated with our recently signed co-promotion and marketing agreement with DEY, offset, in part, by a reduction in salaries and wages and other personnel costs as a result of our 2006 restructurings. The number of employees performing general and administrative functions was 14 employees at March 31, 2007 and 26 employees at March 31, 2006.

     Other Income. Interest income for the three months ended March 31, 2007 was $590,000, compared to $772,000 for the three months ended March 31, 2006. The decrease in the three months ended March 31, 2007 was primarily attributable to lower average cash and investment balances, offset, in part, by higher interest rates. Interest expense amounted to $39,000 and $60,000 for the three months ended March 31, 2007 and March 31, 2006, respectively. The interest expense relates to borrowings under our loan with Silicon Valley Bank for capital expenditures.
Liquidity and Capital Resources
Sources of Liquidity
     Since our inception on July 14, 2000, we have raised proceeds to fund our operations through public offerings and private placements of equity securities, debt financings, the receipt of interest income, payments from our collaboration and co-promotion agreements, exercise of stock options, and, beginning in the fourth quarter of 2005, revenues from sales of ZYFLO. As of March 31, 2007, we had $46.0 million in cash, cash equivalents and short-term investments. We have invested our remaining cash balance in highly liquid, interest-bearing, investment grade securities in accordance with our established corporate investment policy.
     In 2003, we entered into an exclusive license and collaboration agreement with MedImmune for the discovery and development of novel drugs for the treatment of acute and chronic inflammatory diseases associated with HMGB1, a newly discovered cytokine. Under this collaboration, MedImmune paid us initial fees of $12.5 million and an additional $5.3 million through March 31, 2007 for milestone payments and to fund certain research expenses incurred by us for the HMGB1 program. We invoiced MedImmune for an additional $31,000 for work performed in the three months ended March 31, 2007.
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
     Under our co-promotion agreement with DEY we received a non-refundable upfront payment of $3.0 million on March 14, 2007. In addition, DEY has agreed to pay us milestone payments of $4.0 million following approval by the FDA of the NDA for zileuton CR and $5.0 million following commercial launch of zileuton CR. If the commercial launch of zileuton CR is delayed beyond May 31, 2008, DEY has the right to terminate the co-promotion agreement on or before July 1, 2008 by providing 60 days prior written notice. If DEY exercises this termination right, we will be obligated to pay DEY $2.0 million if DEY has paid us the $4.0 million milestone related to approval of the NDA for zileuton CR.
     Credit Agreement with Silicon Valley Bank. We have financed the purchase of general purpose computer equipment, office equipment, fixtures and furnishings, test and laboratory equipment, software licenses and the completion of leasehold improvements through advances under a credit agreement with Silicon Valley Bank, which was most recently modified as of January 6, 2006. As of March 31, 2007, we had no borrowing capacity available under the modified credit agreement or any other credit agreement. We are currently considering financing alternatives to fund capital expenditures in the future.
     We have granted Silicon Valley Bank a first priority security interest in substantially all of our assets, excluding intellectual property, to secure our obligations under the credit agreement. As of March 31, 2007, we had $1.1 million in debt outstanding under this credit agreement related to equipment advances. As a result of our October 2006 restructuring, we incurred restructuring charges for the impairment of some of our assets. As a result of these charges, we may be required to pay to Silicon Valley Bank the proceeds received from these impaired assets.
     The equipment advances made prior to a modification of our credit agreement on June 30, 2004 accrued interest at a weighted-average effective interest rate of approximately 8.7% per year. We are required to make equal monthly payments of principal and interest with respect to each advance made prior to June 30, 2004. The total repayment term for equipment advances made prior to June 30, 2004 is 48 months. Upon the maturity of any advance made prior to June 30, 2004, we are required to make a final payment in addition to the repayment of principal and interest. The final payment will be in an amount equal to a specified percentage of the original advance amount up to 8.5% of the original principal and is expected to be paid by the third quarter of 2007. As of March 31, 2007, we had an outstanding equipment advance made prior to June 30, 2004 of $50,000, accruing interest at 8.6% per year.

     Advances made under the modified credit agreement after June 30, 2004 accrue interest at a rate equal to the prime rate plus 2% per year. As of March 31, 2007, outstanding equipment advances under the modified credit agreement had a weighted-average effective interest rate of approximately 10.25% per year. Advances made under the modified credit agreement are required to be repaid in equal monthly installments of principal plus interest accrued through the repayment term, which range from 36 to 42 months. Repayment begins the first day of the month following the advance. No advances were made in the three months ended March 31, 2007 under the modified credit agreement.
Cash Flows
     Operating Activities. Net cash used in operating activities was $3.0 million for the three months ended March 31, 2007, as compared to $17.8 million for the three months ended March 31, 2006. Net cash used in operations for the three months ended March 31, 2007 consisted of a net loss of $4.7 million, depreciation and amortization expense, the amortization of premiums on short-term investments and the gain on the sales of fixed assets of $161,000, stock-based compensation expense of $1.0 million and a increase in working capital accounts of $460,000. The increase in working capital accounts was primarily due to a $3.0 million upfront payment that we received from DEY upon the signing of the co-promotion agreement, offset, in part, by a $1.2 million reduction in deferred product revenue and a $1.0 million reduction in accrued expenses.
     Investing Activities. Investing activities provided $26,000 of cash in the three months ended March 31, 2007, compared to $17.6 million of cash in the three months ended March 31, 2006. During the three months ended March 31, 2007, we made no capital expenditures. In addition, as interest rates have gradually increased, we have maintained more of our proceeds from recent financings as cash equivalents rather than short-term investments.
     Financing Activities. In the three months ended March 31, 2007, we used $97,000 of net cash in financing activities, compared to $252,000 in the three months ended March 31, 2006. Net cash used in financing activities for the three months ended March 31, 2007 principally related to our repayment of our long-term debt offset in part by proceeds from stock option exercises.
Income Taxes
     We have accumulated net operating losses and tax credits available to offset future taxable income for federal and state income tax purposes as of March 31, 2007. If not utilized, federal net operating loss carryforwards will begin to expire in 2021. State net operating loss carryforwards began to expire in 2006. The federal tax credits expire beginning in 2021. To date, we have not recognized the potential tax benefit of our net operating loss carryforwards or credits on our balance sheet or statements of operations. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code.
Funding Requirements
     We expect to devote substantial resources to continue our research and development efforts, including preclinical testing and clinical trials, enhance our sales and marketing infrastructure, achieve regulatory approvals, and, subject to regulatory approval, commercially launch zileuton CR and any future product candidates. We also expect to spend approximately $400,000 in capital expenditures in the remainder of 2007 for the purchase of software and computer equipment. We expect to fund our capital expenditures through cash received from product sales and interest income from invested cash and cash equivalents and short-term investments. Our funding requirements will depend on numerous factors, including:
•	the timing and costs of the regulatory approval and the commercial launch of zileuton CR, if and when it is approved by regulatory authorities;

•	the scope, costs and results of our clinical trials on zileuton CR and zileuton injection;

•	if approved, the amount and timing of sales and returns of zileuton CR;

•	the timing and amount of sales and returns from ZYFLO;

•	the costs of ongoing sales, marketing and manufacturing activities for ZYFLO and, if approved, zileuton CR;

•	the time and costs involved in preparing, submitting, obtaining and maintaining regulatory approvals for our other product candidates;

•	the timing, receipt and amount of milestone and other payments, if any, from DEY, MedImmune, Beckman Coulter or future collaborators;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	continued progress in our research and development programs, as well as the magnitude of these programs, including milestone payments to third parties under our license agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the cost of obtaining and maintaining licenses to use patented technologies;

•	potential acquisition or in-licensing of other products or technologies;

•	our ability to establish and maintain additional collaborative or co-promotion arrangements; and

•	the ongoing time and costs involved in certain corporate governance requirements, including work related to compliance with the Sarbanes-Oxley Act of 2002.
     Other than payments that we receive from our collaborations with DEY, MedImmune and Beckman Coulter, we expect that sales of ZYFLO will represent our only sources of cash flows and revenue until we commercially launch zileuton CR, if it is approved. In addition to the foregoing factors, we believe that our ability to access external funds will depend upon the regulatory status of zileuton CR, market acceptance of zileuton CR, if approved, market acceptance of ZYFLO, the success of our other preclinical and clinical development programs, the receptivity of the capital markets to financings by biopharmaceutical companies, our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.
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
     For the three months ended March 31, 2007, our net cash used for operating activities was $3.0 million, and we had no capital expenditures. If our existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product candidates, we may need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.
     Contractual Obligations
     We have summarized in the table below our fixed contractual obligations as of March 31, 2007:

	Payments Due by Period
		Less Than	One to	Three to	More than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)
Short- and long-term debt	$1,222	$985	$237	$—	$—
Research and license agreements	6,594	170	526	644	5,254
Consulting agreements	243	243	—	—	—
Severance agreements	18	18	—	—	—
Manufacturing and clinical trial agreements	13,284	8,769	4,515	—	—
Lease obligations	2,834	1,551	1,283	—	—

Total contractual cash obligations	$24,195	$11,736	$6,561	$644	$5,254

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
     We are party to a number of agreements that require us to make milestone payments. In particular, under our license agreement with Abbott Laboratories for zileuton, we agreed to make aggregate milestone payments of up to $13.0 million to Abbott upon the achievement of various development and commercialization milestones relating to zileuton, including the completion of the technology transfer from Abbott to us, filing and approval of a product in the United States and specified minimum net sales of licensed products. Through March 31, 2007, we have made aggregate milestone payments of $5.3 million to Abbott under our license agreements related to ZYFLO and zileuton CR.
     In addition, under our manufacturing agreement with SkyePharma, through its subsidiary Jagotec, for zileuton CR, we agreed to make aggregate milestone payments of up to $6.6 million upon the achievement of various development and commercialization milestones. Through March 31, 2007, we have made aggregate milestone payments of $2.4 million to SkyePharma under our agreement.
     The amounts shown in the table do not include royalties on net sales of our products and payments on sublicense income that we may owe as a result of receiving payments under our collaboration agreement with MedImmune. Our license agreements are described in our annual report on Form 10-K for the year ended December 31, 2006.
     The amounts listed for consulting agreements are for fixed payments due to our scientific and business consultants.
     The amounts listed for manufacturing and clinical trial agreements represent amounts due to third parties for manufacturing, clinical trials and preclinical studies. As discussed in our annual report on Form 10-K for the year ended December 31, 2006, we entered into a manufacturing and supply agreement with Rhodia Pharma Solutions Ltd. for commercial production of zileuton API, subject to specified limitations, through December 31, 2009. On June 30, 2006, Rhodia SA, the parent company of Rhodia Pharma Solutions Ltd., sold the European assets of its pharmaceutical custom synthesis business to Shasun Chemicals and Drugs Ltd. As part of this transaction, Rhoda SA assigned our contract with Rhodia Pharma Solutions Ltd. to Shasun Pharma Solutions Ltd., or Shasun. Under this agreement, we committed to purchase a minimum amount of API in the fourth quarter of 2006, the first quarter of 2007 and in the first quarter of 2008. The API purchased from Shasun currently has a minimum shelf-life of 36 months. We evaluate the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels and as to the expiration dates of its product. While our purchase commitment for API from Shasun exceeds our current forecasted demand in 2007, we expect that any excess API purchased in 2006 under our agreement with Shasun will be used in commercial production batches in 2007 and 2008 and sold before it requires retesting. Therefore, no reserve for this purchase commitment has been recorded as of March 31, 2007.
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
     Currently we purchase our API for commercial requirements for ZYFLO from a single source. In addition, we currently manufacture ZYFLO with a single third-party manufacturer. Pending approval of zileuton CR, we will continue to purchase our API for commercial requirements from a single source and will manufacture zileuton CR with a single third-party manufacturer. The disruption or termination of the supply of API, a significant increase in the cost of the API from this single source or the disruption or termination of the manufacturing of the commercial product could have a material adverse effect on our business, financial position and results of operations.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and corporate notes, directly or through managed funds, with maturities of two years or less. Our cash is deposited in and invested through highly-rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2007, we estimate that the fair value of our investment portfolio would decline by approximately $6,000. In addition, we could be exposed to losses related to these securities should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures. Although we consider our investments to be available-for-sale securities in order to fund operations, if necessary, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
Item 4. Controls and Procedures
     Our management, with the participation of our president and chief executive officer, who functions as both our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Not applicable.
Item 1A. Risk Factors.
     You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and the other reports that we file with the Securities and Exchange Commission, in evaluating Critical Therapeutics and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors include any material changes to and supersede the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006.
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
     Despite being approved by the FDA since 1996, ZYFLO, our first marketed zileuton product, has not achieved broad market acceptance. During the period between our commercial launch of ZYFLO in October 2005 through the week ending February 28, 2007, prescription data for ZYFLO indicates that approximately 3,981 physicians prescribed the product. For the year ended December 31, 2006, we recorded revenue from the sale of ZYFLO of only $6.6 million. For the quarter ended March 31, 2007, we recorded revenue from the sale of ZYFLO of $2.9 million. We have had difficulty expanding the prescriber and patient base for ZYFLO, in part, we believe, because some physicians view ZYFLO as less effective than other products on the market or view its clinical data as outdated and because it requires dosing of one pill four times per day, which some physicians and patients may find inconvenient or difficult to comply with compared to other available asthma therapies that require dosing only once or twice daily. In addition, if physicians do not prescribe zileuton CR for the recommended dosing regimen of two pills twice daily or if patients do not comply with the dosing schedule and take less than the prescribed number of tablets, our sales of zileuton CR would be limited and our revenues would be adversely affected.
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
     We reduced the size of our sales force as part of the cost reduction program that we announced in May 2006 and then further reduced the size of our sales force in the fourth quarter of 2006 in connection with our October 2006 restructuring. As of March 31, 2007, we had 18 sales representatives. In addition, our Senior Vice President of Sales and Marketing resigned in June 2006, and our

Vice President of Sales resigned in July 2006. Due to our difficulty in achieving market acceptance of ZYFLO since its commercial launch in October 2005, the reduction in the size of our sales force, and the resignations of our Senior Vice President of Sales and Marketing and Vice President of Sales, it may be difficult for us to hire and retain qualified sales and marketing personnel and maintain an effective sales force.
     On March 13. 2007, we entered into a co-promotion agreement with Dey, L.P., or DEY, and we cannot predict whether the co-promotion arrangement will lead to increased sales for ZYFLO or, if approved by the FDA, zileuton CR. On April 30, 2007, DEY initiated promotional detailing activities for ZYFLO. Given the recent start of DEY’s efforts, the potential success of the co-promotion arrangement is uncertain.
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
     On March 13, 2007, as contemplated by the terms of the zileuton co-promotion agreement, we and DEY entered into a separate binding letter agreement providing for us to co-promote DEY’s product candidate for chronic obstructive pulmonary disease, or COPD, if approved by the FDA. We cannot predict whether this COPD co-promotion arrangement will be successful.
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
     The development and commercialization of new drugs is highly competitive. We will face competition with respect to the development of product candidates and for ZYFLO, zileuton CR, if approved, and any other products that we commercialize in the future from pharmaceutical companies, biotechnology companies, specialty pharmaceutical companies, companies selling low-cost generic substitutes, academic institutions, government agencies or research institutions. A number of large pharmaceutical and biotechnology companies currently market and sell products to treat asthma that compete with ZYFLO and will compete with, if approved for sale, zileuton CR. Many established therapies currently command large market shares in the mild to moderate asthma market, including Merck & Co., Inc.’s Singulair®, GlaxoSmithKline plc’s Advair® and inhaled corticosteroid products. We will also face competition in the severe asthma market. The severe asthma market is currently served by the therapies developed for mild to moderate asthma, as these therapies (Singulair®, Advair® and inhaled corticosteroids) are used in combination or add-on therapies in severe asthma, along with oral and injectable steroid treatments. One product, Xolair®, developed jointly by Novartis AG, Genentech, Inc. and Tanox, Inc., was approved in 2004 for severe allergic asthma and had U.S. sales of $320 million in 2005 and $427 million in 2006. In addition, we may face competition from pharmaceutical companies seeking to develop new drugs for the asthma market. For example, in July 2006, AstraZeneca announced the approval of Symbicort®, a twice-daily asthma therapy combining budesonide, an inhaled corticosteroid, and formoterol, a beta2-agonist, that is expected to compete in the moderate and severe asthma markets. AstraZeneca has stated that it expects to launch Symbicort® in 2007.
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
     The development, manufacturing, pricing, marketing, sales and reimbursement of ZYFLO, zileuton CR and our other product candidates, together with our general operations, are subject to extensive regulation by Federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company and had approximately 59 employees as of March 31, 2007. We rely heavily on third parties to conduct many important functions. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented and changing regulatory requirements, it is possible that we may not be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including significant fines, litigation or other sanctions. Any action against us for a violation of these regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention and harm our reputation.
     As a publicly traded company, we are subject to significant legal and regulatory requirements, including the Sarbanes-Oxley Act of 2002 and related regulations, some of which have either only recently become applicable to us or are subject to change. For example, we continue to incur substantial expenses and are devoting significant management time and attention to evaluating our internal control systems in order to allow our management to report on, and our registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If the controls and procedures that we have implemented do not comply with all of the relevant rules and regulations of the Securities and Exchange Commission, or SEC, and The NASDAQ Global Market, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or The NASDAQ Global Market. This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access the capital markets. If we fail to maintain adequate controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner, which could cause a decline in our stock price.
Our sales depend on payment and reimbursement from third-party payors, and a reduction in payment rate or reimbursement could result in decreased use or sales of our products.
     Our sales of ZYFLO are, and sales of our product candidates including zileuton CR will be, dependent, in part, on the availability of reimbursement from third-party payors such as state and Federal governments, under programs such as Medicare and Medicaid, and private insurance plans. There have been, there are and we expect there will continue to be, state and Federal legislative and administrative proposals that could limit the amount that state or Federal governments will pay to reimburse the cost of pharmaceutical and biologic products. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, was signed into law in December 2003. Legislative or administrative acts that reduce reimbursement for our products could adversely impact our business. In addition, we believe that private insurers, such as managed care organizations, or MCOs, may adopt their own reimbursement reductions in response to legislation. Any reduction in reimbursement for our products could materially harm our results of operations. In addition, we believe that the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our products, which may adversely impact our product sales. Furthermore, when a new drug product is approved, governmental and private reimbursement for that product, and the amount for which that product will be reimbursed, are uncertain. We cannot predict the availability or amount of reimbursement for our product candidates, including zileuton CR, and current reimbursement policies for marketed products may change at any time.
     The MMA established a prescription drug benefit that became effective in 2006 for all Medicare beneficiaries. We cannot be certain that our product candidates, including zileuton CR, will be included in the Medicare prescription drug benefit. Even if our products are included, the MCOs, health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, and private health plans that administer the Medicare drug benefit have the ability to negotiate price and demand discounts from pharmaceutical and biotechnology companies that may implicitly create price controls on prescription drugs. On the other hand, the drug benefit may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. In addition, MCOs, HMOs, PPOs, healthcare institutions and other government agencies continue to seek price discounts. Because MCOs, HMOs and PPOs and private health plans will administer the Medicare drug benefit, managed care and private health plans will influence prescription decisions for a larger segment of the population. In addition, certain states have proposed and certain other states have adopted various programs to control prices for senior citizen and drug programs for people with low incomes, including price or patient reimbursement constraints, restrictions on access to certain products, and bulk purchasing of drugs.
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
     We are relying on DEY to jointly promote and market ZYFLO and, if approved by the FDA, zileuton CR. ZYFLO is our only commercial product, and it has not achieved broad market acceptance. Our sales force has not been successful to date in significantly expanding the market for ZYFLO. As a result, our ability to generate meaningful near-term revenues from product sales is substantially dependent on the success of our co-promotion arrangement with DEY. DEY initiated promotional detailing activities for ZYFLO on April 30, 2007.
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
     DEY is a subsidiary of Merck KGaA. Merck KGaA has publicly announced that it is evaluating the possible sale of its generic business, of which DEY is a part. We cannot predict what impact Merck KGaA’s consummation of a possible sale of its generic business may have on our co-promotion arrangement with DEY.
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
On April 22, 2007, MedImmune publicly announced that it had entered into an agreement and plan of merger with AstraZeneca PLC and, pending consummation of the transaction, MedImmune would become an indirect wholly-owned subsidiary of AstraZeneca. We cannot predict what impact MedImmune’s consummation of this transaction may have on our HMGB1 collaboration with MedImmune.
We rely on third parties to manufacture and supply the zileuton API, ZYFLO, zileuton CR and our product candidates. We expect to continue to rely on these sole source suppliers for these purposes and would incur significant costs to independently develop manufacturing facilities.
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
     We have a contract with Shasun Pharma Solutions Ltd. for commercial production of the zileuton API, subject to specified limitations, through December 31, 2009. The manufacturing process for the zileuton API involves an exothermic reaction that generates heat and, if not properly controlled by the safety and protection mechanisms in place at the manufacturing sites, could result in unintended combustion of the product. The manufacture of the zileuton API could be disrupted or delayed if a batch is discontinued or damaged, if the manufacturing sites are damaged, or if local health and safety regulations require a third-party manufacturer to implement additional safety procedures or cease production. In addition, there is only one qualified supplier of a chemical known as 2-ABT, which is one of the starting materials for zileuton, and if that manufacturer stops manufacturing 2-ABT, is unable to manufacture 2-ABT or is unwilling to manufacture 2-ABT on commercially reasonable terms or at all, Shasun may be unable to manufacture ZYFLO and zileuton CR.
     We have contracted with Patheon Pharmaceuticals Inc. for the manufacture of commercial supplies of ZYFLO tablets. We have contracted with Patheon for a technology transfer program to enable Patheon to coat and package the core tablets of zileuton CR for clinical trials and regulatory review, and, subject to negotiation of a commercial manufacturing agreement, commercial supplies.
     We have contracted with SkyePharma PLC, through its subsidiary Jagotec AG, for the manufacture of tablets of zileuton CR for clinical trials, regulatory review and commercial sale. In January 2007, following a decision to concentrate on oral and pulmonary products, SkyePharma announced that it had reached an agreement for the sale of its injectable business. If SkyePharma sells all or a part of its remaining business, our ability to produce zileuton CR may be impaired.
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
     We rely on third parties to distribute ZYFLO and, if approved, zileuton CR, to pharmacies. We have contracted with Integrated Commercialization Services, Inc., or ICS, a third-party logistics company, to warehouse ZYFLO and distribute it to three primary wholesalers, AmerisourceBergen Corporation, Cardinal Health and McKesson Corporation, and a number of smaller wholesalers. ICS is our exclusive supplier of commercial distribution logistics services. If zileuton CR is approved for sale by the FDA, we expect to contract with ICS to warehouse and distribute zileuton CR. The wholesalers in turn distribute it to chain and independent pharmacies. Sales to AmerisourceBergen Corporation, Cardinal Health and McKesson Corporation collectively accounted for at least 75% of our annual billings for ZYFLO during 2006. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition and results of operations.
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
     We have experienced significant operating losses in each year since our inception in 2000. We had net losses of $4.7 million in the quarter ended March 31, 2007 and net losses of $48.8 million in the year ended December 31, 2006. As of March 31, 2007, we had an accumulated deficit of approximately $159.0 million. For the quarter ended March 31, 2007, we recorded $2.9 million of revenue from the sale of ZYFLO and have not recorded revenue from any other product. We expect that we will continue to incur substantial losses for the foreseeable future as we spend significant amounts to fund our research, development and commercialization efforts. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. We will need to generate significant revenues to achieve profitability. Until we are able to generate such revenues, we will not be profitable and will need to raise substantial additional capital to fund our operations.
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
     We expect to devote substantial resources to support the anticipated commercial launch of zileuton CR, to fund addition clinical trials and pilot studies on zileuton CR and to fund the development of our other product candidates. Our funding requirements will depend on numerous factors, including:
•	the timing and costs of the regulatory approval and the commercial launch of zileuton CR, if and when it is approved by regulatory authorities;

•	the scope, costs and results of our clinical trials on zileuton CR and zileuton injection;

•	if approved, the amount and timing of sales and returns of zileuton CR;

•	the timing and amount of sales and returns from ZYFLO;

•	the costs of ongoing sales, marketing and manufacturing activities for ZYFLO and, if approved, zileuton CR;

•	the time and costs involved in preparing, submitting, obtaining and maintaining regulatory approvals for our other product candidates;

•	the timing, receipt and amount of milestone and other payments, if any, from DEY, MedImmune, Beckman Coulter or future collaborators;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	continued progress in our research and development programs, as well as the magnitude of these programs, including milestone payments to third parties under our license agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the cost of obtaining and maintaining licenses to use patented technologies;

•	potential acquisition or in-licensing of other products or technologies;

•	our ability to establish and maintain additional collaborative or co-promotion arrangements; and

•	the ongoing time and costs involved in certain corporate governance requirements, including work related to compliance with the Sarbanes-Oxley Act of 2002.
     Other than payments that we receive from our collaborations with DEY, MedImmune and Beckman Coulter, we expect that sales of ZYFLO will represent our only source of revenue until we commercially launch zileuton CR, if it is approved for sale by the FDA. We believe that our ability to access external funds will depend upon the regulatory status of zileuton CR, market acceptance of zileuton CR, if approved, market acceptance of ZYFLO, the success of our other preclinical and clinical development programs, the receptivity of the capital markets to financings by biopharmaceutical companies, our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.
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
     For the quarter ended March 31, 2007, our net cash used for operating activities was $3.0 million, and we had no capital expenditures . For the year ended December 31, 2006, our net cash used for operating activities was $51.4 million, and we had capital expenditures of approximately $370,000. If our existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product candidates, we may need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.
If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections.
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. For example, our reserve for potential returns for ZYFLO is based on our historical experience of product returns for ZYFLO and other factors that could significantly impact expected returns. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct. If our estimates are inaccurate, this could adversely affect our stock price.
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
     As of April 30, 2007, our directors, executive officers and 10% or greater stockholders, together with their affiliates, to our knowledge, beneficially owned, in the aggregate, approximately 37.9% of our outstanding common stock. As a result, our directors, executive officers and 10% or greater stockholders, together with their affiliates, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:
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
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
Resignation of Christopher Walsh, Ph.D. as Class I Director
     On May 9, 2007, Christopher Walsh, Ph.D., a class I director, notified us that he will resign from the Company’s board of directors effective May 10, 2007.
Manufacturing Services Agreement with Patheon Pharmaceuticals Inc.
     On May 9, 2007, we entered into a Manufacturing Services Agreement with Patheon Pharmaceuticals Inc. (“Patheon), under which Patheon agreed to coat, conduct quality control and quality assurance and stability testing and package commercial supplies of the controlled-release formulation of zileuton (“zileuton CR”) in tablet form (the “Patheon Agreement”). Under the Patheon Agreement, we are responsible for supplying uncoated zileuton CR tablets to Patheon. We have agreed to purchase at least 50% of our requirements for such manufacturing services for zileuton CR for sale in the United States from Patheon each year during the term of the Patheon Agreement.
     The Patheon Agreement has an initial term of three years beginning May 9, 2007, and will automatically continue for successive one-year periods thereafter, unless we provide Patheon with 12-months’ prior written notice of termination or Patheon provides us with 18-months’ prior written notice of termination. In addition, we have the right to terminate the Patheon Agreement upon 30-days’ prior written notice in the event that any governmental agency takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling zileuton CR. We also have the right to terminate the Patheon Agreement upon 90-days’ prior written notice if an AB-rated generic product to zileuton CR is introduced in the United States. If we provide six-months’ advance notice that we intend to discontinue commercializing zileuton CR, we will not be required to purchase any additional quantities of zileuton CR finished tablets from Patheon, provided that we pay Patheon for a portion of specified fees and expenses associated with orders we previously placed. Patheon has the right to terminate the Patheon Agreement if we assign any of our rights under the agreement to an assignee other than a purchaser or merger partner that, in Patheon’s reasonable opinion, is not a credit worthy substitute for us, is a competitor of Patheon or is an entity with whom Patheon has had prior unsatisfactory business relations. Furthermore, each party has the right to terminate the Patheon Agreement upon the occurrence of a material uncured breach by the other party. If the Patheon Agreement expires or is terminated for any reason, we have agreed to take delivery of and pay for undelivered quantities of zileuton CR that we previously ordered, purchase, at cost, Patheon’s inventory of zileuton CR maintained in contemplation of filling orders previously placed by us and pay the purchase price for components of the zileuton CR tablets ordered by Patheon from suppliers in reliance on orders we previously placed.
     The Patheon Agreement is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q, and we refer you to such exhibit for the complete terms of the Patheon Agreement, which are incorporated herein by reference.
Amendment No. 1 to Agreement for Manufacturing and Supply of Zileuton with Shasun Pharma Solutions (as successor to Rhodia Pharma Solutions)
     On May 9, 2007, we and Shasun Pharma Solutions Limited (“Shasun”) entered into Amendment No. 1 (the “Amendment”) to the Agreement for Manufacturing and Supply of Zileuton (the “Original Agreement”), dated February 8, 2005, by and between Shasun (as successor to Rhodia Pharma Solutions Limited by Deed of Novation dated March 14, 2007) and us. The Amendment amends the Original Agreement in the following material respects:
•	The Original Agreement had an initial term extending through December 31, 2009 and automatically extended for successive one-year periods thereafter, unless Shasun provided us with 18-months prior written notice of cancellation. Pursuant to the Amendment, this initial term extends through the earlier of (i) the date on which we have purchased a specified amount of the active product ingredient (“API”) for zileuton and (ii) December 31, 2010, subject to extension for successive one-year periods in the same manner as the Original Agreement.

•	Under the Original Agreement, we agreed to purchase a minimum amount of the API by December 31, 2006. As a result of the Amendment, this date has been extended to March 31, 2008.

•	Under the Original Agreement, Shasun has a right of first refusal to supply us with an additional amount of our API requirements beginning in calendar year 2007. As a result of the Amendment, this right of first refusal becomes effective on the earlier of (i) the date on which we have purchased a specified amount of the API and (ii) December 31, 2010.

•	Under the Original Agreement, we had the right to terminate the agreement upon 12-months prior written notice for any reason, provided that we could not terminate prior to January 1, 2008 for the purpose of retaining any other company to act as our exclusive supplier of the API. As a result of the Amendment, we cannot exercise this termination right before the earlier of (i) the date on which we have purchased a specified amount of the API and (ii) December 31, 2010. In addition, the Amendment provides that we will have the right to terminate the Original Agreement in the event that any governmental agency takes any action, or raises any objection, that prevents us from importing, exporting, or selling our zileuton products or the API. If we exercise our right to terminate the agreement prior to its scheduled expiration, we are obligated to reimburse Shasun for specified raw material and out-of-pocket costs.
     The Amendment is filed as is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q, and we refer you to such exhibit for the complete terms of the Amendment, which are incorporated herein by reference. The Original Agreement was filed as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2004. Certain portions of the Original Agreement as so filed were omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was subsequently granted.
Item 6. Exhibits.
     The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITICAL THERAPEUTICS, INC.
Date: May 10, 2007	/s/ Frank E. Thomas
Frank E. Thomas President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: May 10, 2007	/s/ Jeffrey E. Young
Jeffrey E. Young
Vice President of Finance, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1 +	Exclusive License Agreement, dated as of January 29, 2007, between the Registrant and Innovative Metabolics, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated January 29, 2007, as filed with the Securities and Exchange Commission on January 30, 2007).

10.2 +	Co-Promotion and Marketing Services Agreement by and between the Registrant and Dey, L.P. dated March 13, 2007.

10.3 +	Binding Letter Agreement relating to COPD Co-Promotion by and between the Registrant and Dey, L.P. dated March 13, 2007.

10.4 +	Amendment No. 1, dated May 9, 2007, to Agreement for Manufacturing and Supply of Zileuton effective February 8, 2005 by and between Shasun Pharma Solutions Limited and the Registrant.

10.5 +	Manufacturing Services Agreement between Patheon Pharmaceuticals Inc. and the Registrant dated May 9, 2007.

31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.