Form 10-Q
period 2007-06-30
CRITICAL THERAPEUTICS INC
filed 2007-08-09
CIK 1145404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 1, 2007, the registrant had 43,157,747 shares of Common Stock, $0.001 par value per share, outstanding.

CRITICAL THERAPEUTICS, INC.
FORM 10-Q

PART I. Financial Information
Cautionary Statement Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of historical fact, including statements regarding our anticipated commercial launch of ZYFLO CR™ (zileuton) extended-release tablets, or ZYFLO CR; possible therapeutic benefits and market acceptance of ZYFLO® (zileuton tablets) and ZYFLO CR; the progress and timing of our drug development programs and related trials; the efficacy of our drug candidates; and our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, may be forward-looking statements under the provisions of The Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates” and risks relating to: our ability to successfully market and sell ZYFLO and ZYFLO CR, including the success of our co-promotion arrangement with Dey, L.P., or DEY; our ability to develop and maintain the necessary sales, marketing, distribution and manufacturing capabilities to commercialize ZYFLO CR; patient, physician and third-party payor acceptance of ZYFLO CR as a safe and effective therapeutic product; adverse side effects experienced by patients taking ZYFLO or ZYFLO CR; our ability to maintain regulatory approvals to market ZYFLO CR; the success of our co-promotion agreement with DEY for PERFOROMIST™ (fomoterol fumarate) Inhalation Solution, or PERFOROMIST; our ability to successfully enter into additional strategic co-promotion, collaboration or licensing transactions on favorable terms, if at all; conducting clinical trials, including difficulties or delays in the completion of patient enrollment, data collection or data analysis; the results of preclinical studies and clinical trials with respect to our products under development and whether such results will be indicative of results obtained in later clinical trials; our heavy dependence on the commercial success of ZYFLO CR; our ability to obtain the substantial additional funding required to conduct our research, development and commercialization activities; our ability to transition our management team effectively; our dependence on our strategic collaboration with MedImmune, Inc; and our ability to obtain, maintain and enforce patent and other intellectual property protection for ZYFLO, ZYFLO CR, our discoveries and drug candidates. These and other risks are described in greater detail below under the caption “Risk Factors” in Part II, Item 1A. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements in this quarterly report represent our views only as of the date of this quarterly report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Item 1. Financial Statements
CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
in thousands	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$39,813	$48,388
Accounts receivable, net	1,014	877
Amount due under collaboration agreements	31	650
Short-term investments	650	650
Inventory, net	4,385	4,048
Prepaid expenses and other	2,191	980

Total current assets	48,084	55,593

Fixed assets, net	1,856	2,421
Other assets	568	168

Total assets	$50,508	$58,182

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt and capital lease obligations	$755	$1,012
Current portion of accrued license fees	1,788	—
Accounts payable	1,391	1,049
Accrued expenses	3,165	3,941
Deferred collaboration revenue	—	675
Deferred product revenue	—	1,178
Deferred co-promotion fees	6,943	—

Total current liabilities	14,042	7,855

Long-term debt and capital lease obligations, less current portion	122	421
Long-term portion of accrued license fees, less current portion	1,707	—
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.001; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.001; authorized 90,000,000 shares; issued and outstanding 43,157,747 and 42,902,142 shares at June 30, 2007 and December 31, 2006, respectively	43	43
Additional paid-in capital	206,657	204,378
Deferred stock-based compensation	(45)	(99)
Accumulated deficit	(172,005)	(154,399)
Accumulated other comprehensive loss	(13)	(17)

Total stockholders’ equity	34,637	49,906

Total liabilities and stockholders’ equity	$50,508	$58,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in thousands except share and per share data	2007	2006	2007	2006
Revenues:
Net product sales	$2,291	$1,809	$5,185	$2,831
Revenue under collaboration and license agreements	1,136	1,696	1,737	2,947

Total revenues	3,427	3,505	6,922	5,778

Costs and expenses:
Cost of products sold	680	890	1,421	1,394
Research and development	10,104	6,935	13,022	16,328
Sales and marketing	2,600	5,663	4,582	12,570
General and administrative	3,533	5,081	6,588	8,009

Total costs and expenses	16,917	18,569	25,613	38,301

Operating loss	(13,490)	(15,064)	(18,691)	(32,523)
Other income (expense):
Interest income	564	716	1,154	1,488
Interest expense	(30)	(55)	(69)	(115)

Total other income	534	661	1,085	1,373

Net loss	($12,956)	($14,403)	($17,606)	($31,150)

Net loss per share	($0.30)	($0.42)	($0.41)	($0.91)

Basic and diluted weighted-average common shares outstanding	42,571,420	34,203,598	42,513,852	34,150,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
in thousands	2007	2006
Cash flows from operating activities:
Net loss	($17,606)	($31,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	335	500
Amortization of premiums on short-term investments and other	4	(1)
Loss on disposal of fixed assets	18	51
Change in reserve for inventory	279	702
Preferred stock received in license agreement, net	(400)	—
Stock-based compensation expense	2,038	4,523
Changes in assets and liabilities:
Accounts receivable	(137)	67
Amount due under collaboration agreements	619	(45)
Inventory	(616)	(1,619)
Prepaid expenses and other	(1,211)	616
Accounts payable	342	(323)
Accrued expenses	(776)	(308)
Accrued license fees	3,495	—
Deferred collaboration revenue	(675)	(2,447)
Deferred product revenue	(1,178)	(435)
Deferred co-promotion fees	6,943	—

Net cash used in operating activities	(8,526)	(29,869)

Cash flows from investing activities:
Proceeds from sale of fixed assets	212	—
Purchases of fixed assets	—	(321)
Proceeds from sales and maturities of short-term investments	—	22,551
Purchases of short-term investments	—	(11,802)

Net cash provided by investing activities	212	10,428

Cash flows from financing activities:
Proceeds from exercise of stock options and other	295	63
Repayments of long-term debt and capital lease obligations	(556)	(587)

Net cash used in financing activities	(261)	(524)

Net decrease in cash and cash equivalents	(8,575)	(19,965)
Cash and cash equivalents at beginning of period	48,388	57,257

Cash and cash equivalents at end of period	$39,813	$37,292

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$74	$117
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
     Operating results for the three and six-month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results for the full year.
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
Recent Accounting Pronouncements
     In June 2007, the Emerging SEC's Issues Task Force (“EITF”) issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 07-3”). EITF 07-3 provides guidance for upfront payments related to goods and services of research and development costs and is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF 07-3 on its financial statements.
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
(2) Revenue Recognition
Revenue Recognition and Deferred Revenue
     The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. The Company’s revenue is currently derived from product sales of its only commercially marketed product, ZYFLO, and its collaboration and license agreements. These agreements provide for various payments, including research and development funding, license fees, milestone payments and royalties. In addition, the Company’s product sales are subject to various rebates, discounts and incentives that are customary in the pharmaceutical industry.
     The Company sells ZYFLO, and expects to sell the controlled release formulation of Zileuton, (“ZYFLO CR”) after its commercial launch, to wholesalers, distributors and pharmacies, which have the right to return purchased product. In accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, or SFAS No. 48, the Company deferred revenue on product shipments until the Company could reasonably estimate returns relating to these shipments. Because ZYFLO was a new product for the Company and this was its first commercial product launch, the Company did not have an objective measurement or history to allow it to estimate returns in 2005 and 2006. In the first quarter of 2007, based on the Company’s return experience since it launched ZYFLO in October 2005, the Company began recording revenue upon shipment to third parties including wholesalers, distributors and pharmacies and provided a reserve for potential returns from these third parties based on its product returns experience. In connection with this change in estimate, the Company recorded an increase in net product sales in the six months ended June 30, 2007 related to the recognition of revenue from product sales that had been previously deferred, net of an estimate for remaining product returns. This change in estimate totaled approximately $953,000 and was reported in the Company’s results for the first quarter of 2007.
     Under the Company’s collaboration agreements with MedImmune and Beckman Coulter, the Company is entitled to receive non-refundable license fees, milestone payments and other research and development payments. Payments received are initially deferred from revenue and subsequently recognized in the Company’s statement of operations when earned. The Company must make significant estimates in determining the performance period and periodically review these estimates, based on joint management committees and other information shared by the Company’s collaborators. The Company recognizes these revenues over the estimated performance period as set forth in the contracts based on proportional performance adjusted from time to time for any delays or acceleration in the development of the product. For example, a delay or acceleration of the performance period by the Company’s collaborator may result in further deferral of revenue or the acceleration of revenue previously deferred. Because MedImmune and Beckman Coulter can each cancel its agreement with the Company, the Company does not recognize revenues in excess of cumulative cash collections.
     The Company recently licensed to Innovative Metabolics, Inc. (“IMI”) patent rights and know-how relating to the mechanical and electrical stimulation of the Vagus nerve. Under the Company’s license agreement with IMI, the Company received an initial license fee of $500,000 in cash and IMI preferred stock valued at $500,000. However, under its license agreement with The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute), the Company owed the Feinstein Institute $100,000 of this cash payment and IMI preferred stock valued at $100,000. The Company included in revenue under collaboration and license agreements in the three months ended June 30, 2007 the $1.0 million total initial license fee that the Company received from IMI and included the payments of $100,000 in cash and IMI preferred stock valued at $100,000 that the Company made to The Feinstein Institute in research and development expenses. Under the license agreement, IMI also has agreed to pay the Company $1.0 million, excluding $200,000 that the Company is obligated to pay to the Feinstein Institute, upon full regulatory approval of a licensed product by the U.S. Food and Drug Administration (“FDA”) or a foreign counterpart agency and royalties based on net sales of licensed products and methods by IMI and its affiliates.
     At June 30, 2007, the Company’s account receivable balance of $1.0 million was net of allowances of $22,000. At June 30, 2006, the Company’s account receivable balance of $979,000 was net of allowances of $22,000.
(3) Cash Equivalents and Short-Term Investments
     The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents.
     Short-term investments consist primarily of U.S. government treasury and agency notes, corporate debt obligations, municipal debt obligations, auction rate securities and money market funds, each of investment-grade quality, which have a maturity date greater than 90 days that can be sold within one year. These securities are held until such time as the Company intends to use them to meet the ongoing liquidity needs to support its operations. These investments are recorded at fair value and accounted for as available-for-sale securities. The unrealized gain (loss) during the period is recorded as an adjustment to stockholders’ equity. The Company recorded unrealized gains on investments of $1,000 and $4,000 during the three and six months ended June 30, 2007, respectively, and $34,000 and $63,000 during the three and six months ended June 30, 2006, respectively. The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization or accretion is included in interest income (expense) in the corresponding period. The Company has concluded that the unrealized gain (loss) on investments is temporary and therefore no impairment exists at June 30, 2007.
(4) Research and License Agreements
     In December 2003, the Company entered into an agreement to in-license the controlled-release formulation and the injectable formulation of zileuton from Abbott Laboratories and entered into an agreement with a subsidiary of SkyePharma PLC (“SkyePharma”), to in-license the controlled-release technology relating to zileuton from SkyePharma. Under these agreements, the Company is required to make milestone payments for successful completion of the technology transfer, filing and approval of the product in the United States and commercialization of the product. In May 2007, the Company received approval by the FDA of the new drug application (“NDA”) for ZYFLO CR. As a result of the FDA approval, the Company paid $3.1 million under these agreements in June 2007 and accrued an additional $1.8 million and $1.7 million that will be due on the Company’s first and second anniversary of the FDA’s approval, respectively. The amounts due on the first and second anniversary of the FDA’s approval were accrued at the present value of the total $3.8 million owed and the accretion of the discount shall be included in interest expense. These amounts are included in the Company’s research and development expenses.
(5) Inventory
     Inventory is stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. As of June 30, 2007, the Company held $4.4 million in inventory to be used for commercial sales related to its commercial products, ZYFLO and ZYFLO CR. The Company analyzes its inventory levels quarterly and records reserves for inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. In the quarter ended June 30, 2007, the Company recorded an inventory reserve of $398,000 relating to questions regarding current good manufacturing practices, or cGMP, documentation associated with the manufacture of ZYFLO CR. Under an agreement with the Company’s manufacturer, the Company recorded a receivable, included in other current assets, of $398,000 related to the inventory reserved for in the quarter ended June 30, 2007. At June 30, 2007, the inventory related to these lots has not yet been disposed. Inventory consisted of the following at June 30, 2007 and December 31, 2006, respectively (in thousands):

	June 30,	December 31,
	2007	2006
Raw material	$3,850	$3,662
Work in process	785	83
Finished goods	148	422

Total inventory	4,783	4,167
Less: reserve	(398)	(119)

Inventory, net	$4,385	$4,048

     The Company currently purchases API for its commercial requirements for ZYFLO from a single source. In addition, the Company currently manufactures ZYFLO with a single third-party manufacturer. The Company expects to continue to purchase its API for commercial requirements from a single source and will manufacture ZYFLO CR with a single third-party manufacturer. The disruption or termination of the supply of the API, a significant increase in the cost of the API from this single source or the disruption or termination of the manufacturing of the commercial product would have a material adverse effect on the Company’s business, financial position and results of operations.
(6) Comprehensive Loss
     Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and comprehensive loss is the unrealized gain (loss) on short-term investments for the period. Total comprehensive loss was $13.0 million and $17.6 million for the three and six months ended June 30, 2007, respectively, and $14.4 million and $31.1 million for the three and six months ended June 30, 2006, respectively. The unrealized gain (loss) on investments is the only component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.
(7) Stock-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective application method, which allows the Company to recognize compensation cost for granted, but unvested, awards, new awards and awards modified, repurchased, or cancelled after the required effective date. Because the Company issued options prior to March 19, 2004, the date it filed its initial registration statement on Form S-1, or S-1, with the SEC, at values less than fair market value, the Company continues to amortize deferred compensation related to those awards under APB No. 25.
     All stock-based awards to non-employees are accounted for at their fair market value in accordance with SFAS 123(R) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF No. 96-18.

     Stock option activity for the six-month periods ended June 30, 2007 and 2006 was as follows:

	2007		2006
		Weighted-Average		Weighted-Average
	Number of	Exercise Price	Number of	Exercise Price
	Shares	Per Share	Shares	Per Share
Outstanding—January 1	5,714,770	$4.60	6,200,106	$5.03
Granted	201,000	2.05	741,250	6.97
Exercised	(173,567)	1.04	(89,204)	0.46
Cancelled	(595,804)	5.81	(62,594)	6.34

Outstanding—March 31	5,146,399	$4.48	6,789,558	$5.29
Granted	210,500	2.41	1,661,250	3.99
Exercised	(71,241)	1.04	(21,609)	1.04
Cancelled	(207,501)	3.97	(1,020,344)	5.85

Outstanding—June 30	5,078,157	$4.46	7,408,855	$4.93

Exercisable— June 30	2,038,204	$5.01	2,595,458	$4.13

     The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at June 30, 2007 were 8.3 years and $635,000, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at June 30, 2007 were 7.7 years and $323,000, respectively. The weighted average exercise price and the number of options vested or expected to vest at June 30, 2007 were $4.59 and 4,320,264, respectively. The total intrinsic value of the options exercised during the three months and six months ended June 30, 2007 was approximately $59,000 and $219,000, respectively.
     As described above, the Company had previously recorded deferred compensation for options granted prior to the date of its initial S-1 filing at prices deemed to be below fair value. As of June 30, 2007, $45,000 of deferred compensation has yet to be recognized for these options. Such amounts will be recognized during 2007. The Company has expensed this deferred stock-based compensation to operations over the vesting period of the options and recorded $37,000 and $158,000 as stock-based compensation expense for the six months ended June 30, 2007 and June 30, 2006, respectively, related to these options. For the three months ended June 30, 2007 and June 30, 2006 the Company recorded $29,000 of stock-based compensation and a $104,000 adjustment to stock-based compensation, respectively.
     The total fair value of the shares vested and unexercised (other than pre S-1 shares) and expensed during the three and six months ended June 30, 2007 was $994,000 and $1.7 million, respectively. As of June 30, 2007, there was $7.2 million of total unrecognized compensation expense (including the pre S-1 shares) related to unvested share-based compensation awards granted under the Company’s stock plans, which is expected to be recognized over a weighted average period of 1.4 years.
     The Company anticipates recording additional stock-based compensation expense of $2.1 million in the remaining two quarters of 2007, $2.6 million in 2008 and $2.5 million thereafter relating to the amortization of unrecognized compensation expense as of June 30, 2007. These anticipated compensation expenses do not include any adjustment for new or additional options to purchase common stock granted to employees.
     Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the calculated fair value may not necessarily be indicative of the actual fair value of the stock options. The Company has computed the impact under SFAS No. 123(R) for options granted using the Black-Scholes option-pricing model for the quarters ended June 30, 2007 and 2006. The Company increased its expected volatility assumption for the three and six months ended June 30, 2007 to 74% and 70%, respectively, from 60% in corresponding periods of 2006. The rate is based on the Company’s actual historical volatility since its initial public offering. The expected life of options granted was estimated using the simplified method calculation as prescribed by SEC Staff Accounting Bulletin No. 107. The assumptions used and weighted-average information are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Risk free interest rate		4.9%		5.1%		4.8%		4.9%
Expected dividend yield		0%		0%		0%		0%
Expected forfeiture rate		10.2%		4.2%		10.2%		4.2%
Expected life	6.15	years	6.25	years	6.20	years	6.25	years
Expected volatility		74%		60%		70%		60%
Weighted-average fair value of options granted equal to fair value		$1.67		$2.45		$1.52		$2.99

(8) Basic and Diluted Loss per Share
     Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. Anti-dilutive securities that are not included in the diluted net loss per share calculation aggregated 12,835,478 and 10,917,110 as of June 30, 2007 and 2006, respectively. These anti-dilutive securities consist of outstanding stock options, warrants, and unvested restricted common stock as of June 30, 2007 and 2006.
     The following table reconciles the weighted-average common shares outstanding to the shares used in the computation of basic and diluted weighted-average common shares outstanding:

	Three Months Ended June 31,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average common shares outstanding	43,123,803	34,236,210	43,067,804	34,190,231
Less: weighted-average unvested restricted common shares outstanding	(552,383)	(32,612)	(553,952)	(39,799)

Basic and diluted weighted-average common shares outstanding	42,571,420	34,203,598	42,513,852	34,150,432

(9) Commitments and Contingencies
     The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include costs for research and development and license agreements that represent the Company’s fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These amounts do not include any additional amounts that the Company may be required to pay under its license agreements upon the achievement of scientific, regulatory and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of an investigational new drug application to the FDA similar submissions to foreign regulatory authorities and the first commercial sale of the Company’s products in various countries. These agreements include costs related to manufacturing, clinical trials and preclinical studies performed by third parties. The estimated amount that may be incurred in the future under these agreements totals approximately $37.9 million as of June 30, 2007. The amount and timing of these commitments may change, as they are largely dependent on the rate of enrollment in the Company’s clinical trials and timing of the development of the Company’s product candidates. As of June 30, 2007, the Company had $597,000 and $298,000 included in prepaid expenses and accrued expenses, respectively, related to its research and development agreements on the accompanying condensed consolidated balance sheet. These research and development are accounted for under the percentage of completion method. In addition, as of June 30, 2007, the Company had $3.5 million in accrued license fees related its license agreements on the accompanying condensed consolidated balance sheet.
     The Company is also party to a number of agreements that require it to make milestone payments, royalties on net sales of the Company’s products and payments on sublicense income received by the Company. In addition, the Company entered into a manufacturing and supply agreement with Rhodia Pharma Solutions, which was assigned to Shasun Pharma Solutions Ltd. or Shasun, for commercial production of the API for ZYFLO and ZYFLO CR, subject to specified limitations, through December 31, 2009. Under this agreement, the Company committed to purchase minimum amounts of API in the first quarter of 2008. The API purchased from Shasun currently has a shelf-life of 36 months. The Company evaluates the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, the Company is required to make judgments as to the future demand for current or committed inventory levels and as to the expiration dates of its product. As of June 30, 2007, no reserves have been recorded for purchase commitments.

     In May 2007, the Company entered into a three year manufacturing services agreement with Patheon Pharmaceuticals Inc. (“Patheon”), under which Patheon agreed to coat, conduct quality control and quality assurance and stability testing and package commercial supplies of ZYFLO CR in tablet form. Under this agreement, the Company is responsible for supplying uncoated ZYFLO CR tablets to Patheon. The Company has agreed to purchase at least 50% of its requirements for such manufacturing services for ZYFLO CR for sale in the United States from Patheon each year for the term of the agreement.
     From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues for liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is not a party to any pending material litigation or other material legal proceedings and was not a party to any such litigation or proceedings during any of the periods presented.
     In June 2007, following the approval by the FDA of the NDA for ZYFLO CR in May 2007, the Company paid milestone payments of $3.1 million and accrued $3.5 million representing the net present value of the Company’s milestone obligations due on the first and second anniversary of the FDA’s approval.
(10) DEY Co-promotion and Marketing Services Agreements
     On March 13, 2007, the Company entered into an agreement with Dey, L.P, an affiliate of Merck KGaA (“DEY”), under which the Company and DEY agreed to jointly promote ZYFLO and ZYFLO CR. Under the co-promotion and marketing services agreement, the Company granted DEY an exclusive right and license to promote and detail ZYFLO and ZYFLO CR in the United States, together with the Company.
     Under the co-promotion agreement, DEY paid the Company a non-refundable upfront payment of $3.0 million in March 2007 and a milestone payment of $4.0 million in June 2007 following approval by the FDA of the NDA for ZYFLO CR in May 2007. In addition, DEY has agreed to pay the Company a milestone payment of $5.0 million following commercial launch of ZYFLO CR, which is anticipated to occur in the fall of 2007. Under the co-promotion agreement, DEY shall have the right to terminate the contract if the commercial launch is later than May 31, 2008. If such termination occurs the Company is obligated to refund DEY $2.0 million of the $4.0 million paid upon approval by the FDA of the NDA for ZYFLO CR. Under the co-promotion agreement, the Company will pay DEY a commission on quarterly net sales of ZYFLO and ZYFLO CR, after third-party royalties, in excess of $1.95 million. From the date DEY begins detailing ZYFLO through the commercial launch of ZYFLO CR, the commission rate is 70%, following the commercial launch of ZYFLO CR through December 31, 2010, the commission rate is 35% and from January 1, 2011 through December 31, 2013, the commission rate is 20%. The co-promotion agreement expires on December 31, 2013 and may be extended upon mutual agreement by the parties.
      The Company has deferred the $7.0 million in aggregate payments received and is amortizing these payments over the term of the agreement, along with the future $5.0 million milestone payment the Company expects to receive from DEY. The amortization of the upfront and milestone payments will be offset by the co-promotion fees paid to DEY for promoting ZYFLO and ZYFLO CR. The Company records all ZYFLO and ZYFLO CR sales generated by the combined sales force and record any co-promotion fees paid to DEY and the amortization of the upfront and milestone payments in sales and marketing. For the three months ended June 30, 2007, approximately $57,000 was amortized from the deferred co-promotion fees representing the amount earned by DEY during the period.
     On June 25, 2007, the Company entered into definitive agreement with DEY to jointly promote DEY’s product PERFOROMIST™ (formoterol fumarate) Inhalation Solution, referred to as PERFOROMIST, for the treatment of chronic obstructive pulmonary disease, or COPD. Under the agreement, DEY agreed to pay the Company a commission on retail sales of PERFOROMIST. The agreement has a term expiring on December 31, 2013, which may be extended upon mutual agreement by the parties.
(11) Income Tax
     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As of the date of adoption, the total amount of net unrecognized tax benefit was $202,000, which has been recorded with an offsetting adjustment to the Company’s valuation allowance. Accordingly, there was no adjustment to accumulated deficit at the date of adoption.
     The Company did not recognize any accrued interest and penalties related to unrecognized tax benefits as no amounts would be due as a result of the Company’s net tax loss carryforward. The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. Tax years for 2000 to 2006 remain subject to examination for federal and numerous state jurisdictions. The primary state jurisdiction to which the Company is subject is the Commonwealth of Massachusetts.

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
Financial Operations Overview
     Critical Therapeutics, Inc. is a biopharmaceutical company focused on the development and commercialization of products designed to treat respiratory, inflammatory and critical care diseases linked to the body’s inflammatory response. Our marketed product is ZYFLO, an immediate-release tablet formulation of zileuton, which the U.S. Food and Drug Administration, or FDA, approved in 1996 for the prevention and chronic treatment of asthma in adults and children 12 years of age or older. We licensed from Abbott Laboratories exclusive worldwide rights to ZYFLO and other formulations of zileuton for multiple diseases and conditions. We began selling ZYFLO in the United States in October 2005. In addition, we have developed a controlled-release formulation of zileuton, or ZYFLO CR, and we are developing an injectable formulation of zileuton, or zileuton injection. In connection with a restructuring that we announced in October 2006, we decided to focus most of our resources on these formulations.
     ZYFLO CR is a tablet designed to be taken twice daily, two tablets per dose. We received FDA approval on our new drug application, or NDA, for ZYFLO CR on May 30, 2007, and we expect to launch ZYFLO CR commercially in the fall of 2007. On March 13, 2007, we entered into an agreement with Dey, L.P., or DEY, an affiliate of Merck KGaA, under which we and DEY agreed to jointly promote ZYFLO and ZYFLO CR. Under the co-promotion agreement, DEY paid us a non-refundable upfront payment of $3.0 million upon signing the co-promotion agreement and a milestone payment of $4.0 million following approval by the FDA of the NDA for ZYFLO CR. In addition, DEY has agreed to pay us $5.0 million following commercial launch of ZYFLO CR, which we expect to receive in the fall of 2007. Under the co-promotion agreement, we will retain all quarterly net sales of ZYFLO and ZYFLO CR, after third party royalties, up to $1.95 million and will pay DEY commission on quarterly net sales of ZYFLO and ZYFLO CR, after third-party royalties, in excess of $1.95 million.
     Under the co-promotion agreement, we have deferred the $7.0 million in aggregate payments that we received from DEY to date and we are amortizing these payments over the term of the agreement, along with the future $5.0 million milestone payment we expect to receive from DEY. The amortization of the upfront and milestone payments will offset some or all of the co-promotion fees paid to DEY for promoting ZYFLO and ZYFLO CR in future periods under the agreement. We expect to record all ZYFLO and ZYFLO CR sales generated by the combined sales force and record any co-promotion fees paid to DEY and the amortization of the upfront and milestone payments in sales and marketing.
     On June 25, 2007, we entered into a definitive agreement with DEY to jointly promote DEY’s product PERFOROMIST™ (formoterol fumarate) Inhalation Solution, or PERFOROMIST, for the treatment of chronic obstructive pulmonary disease, or COPD. Under the agreement, DEY granted us a right and license or sublicense to promote and detail PERFOROMIST in the United States, together with DEY. Under the agreement, after the later of the commercial launch date for PERFOROMIST and such time as we have completed the expansion of our sales force to at least 40 representatives and begin detailing PERFOROMIST, DEY agreed to pay us a commission on retail sales of PERFOROMIST. The agreement has a term expiring on December 31, 2013, which may be extended upon mutual agreement by the parties. The Company has the right to terminate the agreement after June 30, 2008 with 90-days advance written notice to DEY.
     In addition, we are developing zileuton injection initially for add-on use in emergency room or urgent care centers for patients who suffer acute exacerbations of asthma. In August 2006, we announced results from our Phase I/II clinical trial designed to evaluate safety, tolerability and pharmacokinetics of zileuton injection in patients with asthma. We plan to initiate a Phase II clinical trial in the second half of 2007 with zileuton injection in asthma patients.

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
     We are collaborating with MedImmune, Inc., a subsidiary of AstraZeneca PLC, on preclinical development of monoclonal antibodies directed toward a cytokine called high mobility group box protein 1, or HMGB1, which we believe may be an important target for the development of products to treat diseases mediated by the body’s inflammatory response. In addition, we are collaborating with Beckman Coulter, Inc. on the development of a diagnostic directed toward measuring HMGB1 in the bloodstream.
     We are conducting preclinical work in our small molecule alpha-7 program. We believe the successful development of a product candidate targeting the nicotinic alpha-7 cholinergic receptor, or alpha-7 receptor, could lead to a novel treatment for severe acute inflammatory disease, as well as an oral anti-cytokine therapy that could be directed at chronic inflammatory diseases such as asthma and rheumatoid arthritis. Based on preclinical studies, we have selected a lead compound that is currently in development and which we are continuing to move toward an IND submission. In addition, we continue to seek collaborations with other pharmaceutical companies for our alpha-7 program. We have licensed to Innovative Metabolics, Inc., or IMI, patent rights and know-how relating to the mechanical and electrical stimulation of the vagus nerve. This license agreement specifically excludes from the licensed field pharmacological modulation of the alpha-7 receptor.
     Since our inception, we have incurred significant losses each year. As of June 30, 2007, we had an accumulated deficit of $172.0 million. We expect to incur significant losses for the foreseeable future and we may never achieve profitability. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect our operating losses to continue over the next several years as we fund our development programs, market and sell ZYFLO and ZYFLO CR and prepare for the potential commercial launch of our product candidates. Since our inception, we have raised proceeds to fund our operations through public offerings of common stock, private placements of equity securities, debt financings, the receipt of interest income, payments from our collaborators MedImmune and Beckman Coulter, license fees from IMI, payments from DEY under our zileuton co-promotion agreement and revenues from sales of ZYFLO.
     Revenues. From our inception on July 14, 2000 through the third quarter of 2005, we derived all of our revenues from license fees, research and development payments and milestone payments that we have received from our collaboration and license agreements with MedImmune and Beckman Coulter. In the fourth quarter of 2005, we began selling, and recognizing revenue from our first commercial product, ZYFLO. In the first quarter of 2007, based on our return experience since our ZYFLO launch in October 2005, we began recording revenue upon shipment to third parties, including wholesalers, distributors and pharmacies, and provided an adequate reserve for potential returns from these third parties based on our product returns experience.
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
     Research and Development Expenses. Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for monitoring and analyzing clinical trials, such as a Phase IV clinical trial of ZYFLO CR that we initiated in July 2007, milestone payments to third parties, costs related to the development of our recently approved NDA for ZYFLO CR, costs of contract research and manufacturing and the cost of facilities. In addition, research and development expenses include the cost of our medical affairs and medical information functions, which educate physicians on the scientific aspects of our commercial products and the approved indications, labeling and the costs of monitoring adverse events. After FDA approval of a product candidate, we record manufacturing expenses associated with a product as cost of products sold rather than as research and development expenses. We expense research and development costs and patent related costs as they are incurred. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any particular project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in the aggregate in support of all research and development. Development costs for clinical development stage programs such as the injectable formulation of zileuton tend to be higher than earlier stage programs such as our HMGB1 and alpha-7 programs, due to the costs associated with conducting clinical trials and large-scale manufacturing.
     We expect that research and development expenses relating to our portfolio will fluctuate depending primarily on the timing of clinical trials, related manufacturing initiatives and milestone payments to third parties. We expect to incur additional expenses over the next several years for clinical trials of ZYFLO CR and our product development candidates, including zileuton injection. As a result of our October 2006 restructuring, we anticipate that our research and development expenses will decrease in 2007 compared to 2006. We also expect manufacturing expenses for some programs included in research and development expenses to increase as we scale up production of zileuton injection for later stages of clinical development. We have initiated a Phase IV clinical trial related to ZYFLO CR to examine its potential clinical benefits in particular populations of asthma patients, which will be included in research and development expenses. As a result of the FDA’s approval of the NDA for ZYFLO CR in May 2007, we made milestone payments totaling $3.1 million and accrued at present value an additional $3.5 million related to milestone obligations due on the first and second anniversary of the FDA’s approval. We included these milestone payments and accruals in research and development expenses in the three months ended June 30, 2007 and the accretion of the discount related to the present valued obligation will be included in interest expense.
     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other related costs for personnel in sales, marketing, sales operations and our managed care functions as well as other costs related to ZYFLO and ZYFLO CR. We will also be incurring marketing and other costs in preparation for the anticipated launch of ZYFLO CR in the fall of 2007. Other costs included in sales and marketing expenses include sales and marketing cost related to our co-promotion and marketing agreement, cost of product samples of ZYFLO, promotional materials, market research and sales meetings. We expect to continue to incur sales and marketing costs associated with our sales force to support ZYFLO. We expect to incur additional expenses related to enhancing our sales and marketing functions and adding sales representatives in connection with the commercial launch of ZYFLO CR. In addition, under our co-promotion agreement with DEY, we have deferred the $7.0 million in aggregate payments that we received upon signing the agreement and upon receiving approval by the FDA of the NDA for ZYFLO CR. We are amortizing these payments over the term of the agreement, along with any future milestone payments received from DEY. The amortization of the up front and milestone payments will offset some or all of the co-promotion fees paid to DEY for promoting ZYFLO and ZYFLO CR in future periods under the agreement. We expect to record all ZYFLO and ZYFLO CR sales generated by the combined sales force and record any co-promotion fees paid to DEY and the amortization of the upfronts and milestone payments in sales and marketing.
     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, legal, business development, information technology and human resource functions. Other costs included in general and administrative expenses include certain facility and insurance costs, including director and officer liability insurance, as well as professional fees for legal, consulting and accounting services.
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
     Revenue Recognition. We sell ZYFLO to wholesalers, distributors and pharmacies, which have the right to return purchased product. In accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, or SFAS No. 48, we deferred revenue on product shipments until we could reasonably estimate returns relating to these shipments. Because ZYFLO was a new product for us and this was our first commercial product launch, we did not have an objective measurement or history to allow us to estimate returns in 2005 and 2006. Accordingly, in 2005 and 2006, we deferred the recognition of revenue on product shipments of ZYFLO to our customers until the product was dispensed through patient prescriptions. Since product dispensed to patients through prescription is not subject to return, there is no remaining contingency that would prohibit revenue recognition once delivered through prescription. In the first quarter of 2007, based on our product return experience since we launched ZYFLO in October 2005, we began recording revenue upon shipment to third parties, including wholesalers, distributors and pharmacies, and providing a reserve for potential returns from these third parties. In connection with this change, we recorded an increase in net product sales in the six months ended June 30, 2007 related to the recognition of revenue from product sales that had been previously deferred, net of an estimate for remaining product returns. This change in estimate totaled approximately $953,000 and was reported in our results for the first quarter of 2007.
     Under our collaboration agreements with MedImmune and Beckman Coulter, we are entitled to receive non-refundable license fees, milestone payments and other research and development payments. Payments received are initially deferred from revenue and subsequently recognized in our statement of operations when earned. We must make significant estimates in determining the performance period and periodically review these estimates, based on joint management committees and other information shared by our collaborators with us. We recognize these revenues over the estimated performance period as set forth in the contracts based on proportional performance adjusted from time to time for any delays or acceleration in the development of the product. Because MedImmune and Beckman Coulter can each cancel its agreement with us, we do not recognize revenues in excess of cumulative cash collections. It is difficult to estimate the impact of the adjustments on the results of our operations because, in each case, the adjustment is limited to the cash received.
     Under our license agreement with IMI, we received an initial license fee of $500,000 in cash and IMI preferred stock valued at $500,000. However, under our license agreement with The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute), we owed the Feinstein Institute $100,000 of this cash payment and IMI preferred stock valued at $100,000. We included in revenue from collaboration and license agreements in the three months ended June 30, 2007 the $1.0 million total initial license fee that we received from IMI and included the $100,000 cash payment and IMI preferred stock payment valued at $100,000 that the Company made to The Feinstein Institute in research and development expenses. Under the license agreement, IMI also has agreed to pay us $1.0 million in cash upon full regulatory approval of a licensed product by the FDA or a foreign counterpart agency and royalties based on net sales of licensed products and methods by IMI and its affiliates.
     Product Returns. Consistent with industry practice, we offer customers the ability to return products during the six months prior to, and the twelve months after, the product expires. At the time of commercial launch in October

2005, we began shipping our products with an expiration date of 12 months. Since our launch of ZYFLO, we had extended ZYFLO’s expiration date from 12 months to 24 months as of June 30, 2007. We may adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products in the distribution channel, the shelf-life of the product shipped, competitive issues such as new product entrants and other known changes in sales trends. As a result of this ongoing evaluation, our product return reserve was $153,000 at June 30, 2007. We evaluate this reserve on a quarterly basis, assessing each of the factors described above, and adjust the reserve accordingly.
     Inventory. Inventory is stated at the lower of cost or market value with cost determined under the first-in, first-out, or FIFO, method. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. We determine the estimated useful life of our inventory based upon stability data of the underlying product stored at different temperatures or in different environments. As of June 30, 2007, inventory consists of zileuton active pharmaceutical ingredient, or API, which is raw material in powder form, work-in-process and finished tablets to be used for commercial sale. On a quarterly basis, we analyze our inventory levels and write down inventory that has become obsolete, inventory that has a cost basis in excess of our expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues. As of June 30, 2007, we had a reserve against our inventory of approximately $398,000 related to zileuton API and other manufacturing costs related to the product not meeting our manufacturing specifications. In June 2007, we recorded a receivable, included in our other current assets, of $398,000 for reimbursement owed to us for the costs related to zileuton API costs and other manufacturing costs.
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
     The two factors which most affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value. Accounting for equity instruments granted by us under SFAS 123(R) and EITF No. 96-18 requires fair value estimates of the equity instrument granted. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can be readily estimated, we use the value of such goods or services to determine the fair value of the equity instruments. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services cannot be readily estimated, as is true in connection with most stock options and warrants granted to employees or non-employees, we estimate the fair value of the equity instruments based upon the consideration of factors which we deem to be relevant at the time using cost, market or income approaches to such valuations.
     Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of June 30, 2007, we had federal and state tax net operating loss carryforwards of approximately $140 million, which expire beginning in 2021 and 2007, respectively. We also have research and experimentation credit carryforwards of approximately $2.4 million, which expire beginning in 2021. We have recorded a full valuation allowance as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income or additional paid in capital for deferred tax assets related to stock compensation deductions in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.
     Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As of the date of adoption, the total amount of net unrecognized tax benefit is $202,000, which has been recorded with an offsetting adjustment to our valuation allowance. Accordingly, there was no adjustment to accumulated deficit at the date of adoption.
     We did not recognize any accrued interest and penalties related to unrecognized tax benefits as no amounts would be due as a result of our net tax loss carryforward. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. Tax years for 2000 to 2006 remain subject to examination for federal and numerous state jurisdictions. The primary state tax jurisdiction to which we are subject is the Commonwealth of Massachusetts.

Results of Operations
     Three Months Ended June 30, 2007 and 2006
     Revenues
     Revenue from Product Sales. We recognized $2.3 million of revenue from product sales of ZYFLO in the three months ended June 30, 2007 compared to $1.8 million in three months ended June 30, 2006. The increase in product revenue is primarily attributable to a 3.5% increase in prescription volume and an 11% price increase in ZYFLO’s wholesale acquisition price over the corresponding period in 2006. On January 1, 2007, based on our product return experience since our launch of ZYFLO in October 2005, we began recording revenue upon shipment to third parties, including wholesalers, distributors and pharmacies, and providing a reserve for potential returns from these third parties, as we are now able to estimate product returns. Prior to this change in the first quarter of 2007, we recognized revenue from product shipments when we determined the right to return the product had lapsed or when we could reasonably estimate returns relating to the shipments to third parties under SFAS No. 48.
     Revenue under Collaboration and License Agreements. We recognized collaboration and license revenues of $1.1 million in the three months ended June 30, 2007, compared to $1.7 million in the three months ended June 30, 2006, a decrease of approximately $560,000. This decrease was primarily due to a $1.6 million decrease in collaboration revenue recognized from MedImmune, offset, in part, by $1.0 million in license revenue related to our agreement with IMI. We did not receive any license revenue in the three months ended June 30, 2006. Collaboration and license revenue in the three months ended June 30, 2007 was primarily comprised of the $1.0 million in license revenue related to the IMI agreement and $136,000 in collaboration revenue related to the remaining obligation under the MedImmune agreement.
     Since we entered into the agreement with MedImmune in 2003, we have billed a total of $17.8 million to MedImmune, consisting of the $12.5 million initial payment, a $1.3 million milestone payment and $4.1 million of development support. As of June 30, 2007, we have recognized this entire amount as collaboration revenue. At June 30, 2007, we had no deferred collaboration revenue and have completed the research term of our agreement with MedImmune. Our revenue recognized from existing collaborations in 2007 may decline substantially because we have now recognized all of the revenue that we previously deferred. Going forward, our revenue from collaboration agreements will fluctuate each quarter and will be highly dependent upon the achievement of milestones under our existing agreements or entering into new collaboration agreements.
     Costs and Expenses
     Cost of Products Sold. Cost of products sold in the three months ended June 30, 2007 was $680,000, compared to $890,000 in the three months ended June 30, 2006. Cost of products sold consisted primarily of the expenses associated with manufacturing and distributing ZYFLO and royalty payments to Abbott under the license agreement for ZYFLO. We recorded $187,000 of inventory write-offs in the three months ended June 30, 2006. In the three months ended June 30, 2007 we did not record any write-off. The write-offs in the second quarter of 2006 resulted from excess or obsolete inventory that could no longer be used for commercial sale. Excluding the impact of write-offs, our gross margins from product sales was 70% in the three months ended June 30, 2007, compared to 61% in the three months ended June 30, 2006. This increase in gross margins resulted from our increase in the wholesale acquisition price of ZYFLO and our ability to spread some of our fixed costs associated with managing our supply chain over a larger revenue base in 2007. Following the commercial launch of ZYFLO CR, our gross margins will likely decrease as a result of additional royalty obligations to SkyePharma for utilization of its controlled-release technology.
     Research and Development Expenses. Research and development expenses in the three months ended June 30, 2007 were $10.1 million, compared to $6.9 million in the three months ended June 30, 2006, an increase of approximately $3.2 million, or 46%. This increase was primarily due to $6.6 million in milestone payments paid and accrued in the three months ended June 30, 2007 as a result of the FDA’s approval of the NDA for ZYFLO CR in May 2007, offset, in part, by lower expenses in the three months ended June 30, 2007 associated with clinical trials and a reduction in the number of employees performing research and development functions following our 2006 restructurings.

     The following table summarizes the primary components of our research and development expenses for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Zileuton (ZYFLO and ZYFLO CR)	$8,537	$2,987
Zileuton injection	159	731
CTI-01	(96)	831
Alpha-7	1,014	985
HMGB1	91	519
General research and development expenses	100	635
Stock-based compensation expense	299	247

Total research and development expenses	$10,104	$6,935

     The following summarizes the expenses associated with our primary research and development programs:
     Zileuton (ZYFLO and ZYFLO CR). During the three months ended June 30, 2007, we incurred $8.5 million in expenses related to our orally-dosed zileuton programs, including ZYFLO and ZYFLO CR, compared to $3.0 million during the three months ended June 30, 2006, a 186% increase. This increase was primarily due to the following:
•	$3.1 million in milestone fees paid to third parties as a result of the FDA’s approval of the NDA for ZYFLO CR in May 2007;

•	$3.5 million in accrued milestone payments to third parties as a result of the FDA’s approval on the NDA for ZYFLO CR in May 2007, which are due on the first and second year anniversary of the FDA’s approval;

•	$486,000 increase in clinical and manufacturing costs for related to our Phase IV clinical trial for zileuton; and

•	$359,000 increase in manufacturing costs related to our life cycle extension program for zileuton.
     The increases in the costs described above were partially offset by the following:
•	$1.2 million reduction in clinical, consulting and manufacturing costs for our NDA registration batches for ZYFLO CR;

•	$236,000 reduction in operating expenses incurred by our medical affairs and medical information functions, related to our scientific support of ZYFLO, as a result of our 2006 restructurings; and

•	$276,000 reduction in salaries and other personnel related costs related to our 2006 restructurings.
     We anticipate that our research and development expenses related to our orally-dosed zileuton programs for the remainder of 2007 will consist primarily of costs related to conducting our Phase IV clinical trial for ZYFLO CR. This clinical trial is designed to examine the utility of ZYFLO CR in particular groups of asthma patients. In addition, we expect to continue to incur research and development expenses to maintain and operate our medical affairs, medical information and pharmacovigilance functions in support of ZYFLO and ZYFLO CR.
     Zileuton Injection. During the three months ended June 30, 2007, we incurred $159,000 in expenses related to our zileuton injection program, compared to $731,000 during the three months ended June 30, 2006, a 78% decrease. This decrease was primarily due to reduction in clinical trial expense related to our Phase I/II clinical trial, which concluded in the first half of 2006. We expect that our costs associated with the development of zileuton injection will increase during the second half 2007 as we initiate a Phase II clinical trial and continue the formulation development to be used in future clinical trials.
     CTI-01. During the three months ended June 30, 2007, we received a $96,000 credit related to program clinical trial costs, as compared to expenses of $831,000 in the three months ended June 30, 2006. Effective February 2007, we terminated our license agreements with the University of Pittsburgh and Xanthus Pharmaceuticals related to the development of CTI-01. We do not plan to pursue further development or incur additional costs related to CTI-01.

     Alpha-7. During the three months ended June 30, 2007, we incurred $1.0 million of expenses in connection with research and development of our alpha-7 program, compared to $985,000 during the three months ended June 30, 2006, a 3% increase. Although our expenses related to our alpha-7 program remain consistent, we experienced a decrease in research and development related expenses primarily due to a reduction in the number of employees working on the program following our October 2006 restructuring, offset by payments made to The Feinstein Institute for Medical Research as a result of our license agreement with IMI in cash and preferred stock. We anticipate that our research and development expenses for our alpha-7 program will not grow substantially in 2007, as we expect increased costs related to preclinical studies conducted by third parties to advance our lead molecule to be offset by the reduced number of employees working on this program. We anticipate that significant additional expenditures will be required to advance any product candidate through preclinical and clinical development. We plan to seek a collaborator for our alpha-7 program and do not currently expect to conduct clinical trials with the alpha-7 program without entering into such an arrangement. However, because this project is at a very early stage, the actual costs and timing of research, preclinical development, clinical trials and associated activities are highly uncertain, subject to risk, and will change depending upon the project we choose to develop, the clinical indication developed, the development strategy adopted, and the terms of a collaboration, if we are able to enter into one. As a result, we are unable to estimate the costs or the timing of advancing a small molecule from our alpha-7 program through clinical development.
     HMGB1. During the three months ended June 30, 2007, we incurred $91,000 of expenses for our HMGB1 program, compared to $519,000 during the three months ended June 30, 2006, a 82% decrease. This decrease was primarily due to lower license fees, sponsored research and laboratory supplies for our continued testing under our collaboration agreement with MedImmune as well as lower personnel costs devoted to this program. We anticipate that research and development costs relating to HMGB1 for the remainder 2007 will be lower than the corresponding period in the prior year, as a result of our October 2006 restructuring. In addition, a larger portion of the expenses in our HMGB1 program will be assumed by MedImmune as the program advances into later stages of preclinical development. We also anticipate that some of our expenses in the HMGB1 program will be covered by funding and potential milestone payments from MedImmune under our collaboration agreement. Because the HMGB1 program is still in preclinical development, the actual costs and timing of preclinical development, clinical trials and associated activities are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. A significant amount of these clinical trial costs will be incurred by MedImmune. The expenses for HMGB1 are reflected in the accompanying statements of operations as part of research and development expenses, while the funding received from MedImmune and Beckman Coulter to fund our research efforts is included in revenue under collaboration agreements.
     Our general research and development expenses, which are not allocated to any specific program, decreased by $535,000 in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This decrease was primarily attributable to reduction in salaries and wages and other employee related costs as a result of our May 2006 and October 2006 restructurings as well as improved cost allocation methods for our existing research and development personnel and the related laboratory and general expenses for our current research and development programs.
     In addition, our stock-based compensation expense increased $52,000 in the three months ended June 30, 2007, compared to the three months ended June 30, 2006. This increase was primarily due to a $178,000 increase in stock-based compensation expense related to the effects of the change in the market price of our common stock on unvested non-employee options, offset, in part, by a decrease in stock-based compensation expense as a result of the reduction in the number of employees performing research and development functions following our May 2006 and October 2006 restructurings. The adjustment to stock-based compensation expense on unvested non-employee options is calculated based on the change in fair value of our common stock during the period. The fair value of our common stock was unchanged during the three months ended June 30, 2007. The fair value of our common stock decreased during the three months ended June 30, 2006, which resulted in a reduction to our stock-based compensation expense to non-employees of $139,000 during the period.
     Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2007 were $2.6 million, compared to $5.7 million for the three months ended June 30, 2006. The $3.1 million decrease was primarily attributable to a decrease in the number of employees performing sales and marketing functions, offset by promotional and other marketing expenses as a result of our obligations under our co-promotion and marketing agreement with DEY. The number of employees performing sales and marketing functions decreased to 26 employees at June 30, 2007 from 77 employees at June 30, 2006. We expect that our sales and marketing costs will increase during the second half of 2007 as a result of our co-promotion and marketing agreement with DEY and the anticipated commercial launch of ZYFLO CR in the fall of 2007.
     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2007 were $3.5 million, compared to $5.1 million for the three months ended June 30, 2006. The decrease in the three months ended June 30, 2007 was primarily due to a reduction in salaries and wages and other personnel cost as a result of our 2006 restructurings offset by increased consulting and advisory fees associated with our co-promotion and marketing agreement with DEY. General and administrative expenses for the three months ended June 30, 2006 included $749,000 of severance expense, of which $670,000 related to the departure of our former President and Chief Executive Officer, and $1.3 million in stock-based compensation expense related to the accelerated vesting of certain stock options upon the departure of this executive. The number of employees performing general and administrative functions decreased to 14 employees at June 30, 2007 from 22 employees at June 30, 2006.
     Other Income. Interest income for the three months ended June 30, 2007 was $564,000 compared to $716,000 for the three months ended June 30, 2006. The decrease in the three months ended June 30, 2007 was primarily attributable to lower average cash and investment balances, offset, in part, by higher interest rates. Interest expense amounted to $30,000 and $55,000 for the three months ended June 30, 2007 and June 30, 2006, respectively. The interest expense relates to borrowings under our loan with Silicon Valley Bank for capital expenditures.
     Six Months Ended June 30, 2007 and 2006
     Revenues
     Revenue from Product Sales. We recognized revenue from product sales of ZYFLO of $5.2 million in the six months ended June 30, 2007, compared to $2.8 million in the six months ended June 30, 2006. The increase in product revenue is primarily attributable to a 30% increase in prescription volume over the corresponding period in 2006 and an 11% increase in ZYFLO’s wholesale acquisition price from the corresponding period in 2006. In addition, in the first quarter of 2007 we recorded a $953,000 increase in product sales related to the recognition of revenue from product sales that had been previously deferred, net of an estimate for remaining product returns. On January 1, 2007, based on our product return experience since our launch of ZYFLO in October 2005, we began recording revenue upon shipment to third parties, including wholesalers, distributors and pharmacies, and providing a reserve for potential returns from these third parties, as we are now able to estimate product returns. Prior to this change in the first quarter of 2007, we recognized revenue from product shipments when we determined the right to return the product had lapsed or when we could reasonably estimate returns relating to the shipments to third parties under SFAS No. 48.
     Revenue under Collaboration and License Agreements. We recognized collaboration and license revenues of $1.7 million in the six months ended June 30, 2007, compared to $2.9 million in the six months ended June 30, 2006, a decrease of approximately $1.2 million. This decrease was primarily due to a $2.2 million decrease in collaboration revenue from our collaboration with MedImmune, offset by $1.0 million in license revenue related to our agreement with IMI. We did not recognize any license revenue in the six months ended June 30, 2006. Collaboration revenue of $737,000 related to our collaboration with MedImmune in the six months ended June 30, 2007 was primarily due to the recognition of $400,000 of deferred revenue recognized under our collaboration agreement with Beckman Coulter for a license fee paid to advance into formal product development a diagnostic assay in connection with our HMGB1 program. Collaboration revenue in the six months ended June 30, 2007 also included approximately $337,000 related to a portion of the $12.5 million of initial fees MedImmune paid to us that we recognized over the duration of the contract and the $5.3 million cumulatively billed to MedImmune for milestone payments and development support from the inception of the agreement through June 30, 2007. Collaboration revenue in the six months ended June 30, 2006 was primarily comprised of the portion of the initial fees MedImmune paid to us that we recognized in each period, and the portion of milestone payments and development support billed to MedImmune in the first quarter of 2006, in 2005 and in 2004 that we recognized in the six months ended June 30, 2006.

     Since we entered into the agreement with MedImmune in 2003, we have billed a total of $17.8 million to MedImmune, consisting of the $12.5 million initial payment, a $1.3 million milestone payment and $4.1 million of development support. As of June 30, 2007, we have recognized this entire amount as collaboration revenue. At June 30, 2007 we had no deferred collaboration revenue and had completed the research term of our agreement with MedImmune. Our revenue recognized from existing collaborations in 2007 may decline substantially because we have now recognized all of the revenue that we previously deferred. Going forward, our revenue from collaboration agreements will fluctuate each quarter and will be highly dependent upon the achievement of milestones under our existing agreements, or will be dependent upon us entering into new collaboration agreements.
     Costs and Expenses
     Cost of Products Sold. Cost of products sold was $1.4 million in both the six months ended June 30, 2007 and the six months ended June 30, 2006. Cost of products sold in each period consisted primarily of the expenses associated with manufacturing and distributing ZYFLO and royalty payments to Abbott under the license agreement for ZYFLO. As a result of our change in estimates relating to recognition of ZYFLO sales, we recorded $166,000 in cost of product sold in the six months ended June 30, 2007. We recorded $331,000 of inventory write-offs in the six months ended June 30, 2006. We did not record any inventory write-offs during the six months ended June 30, 2007. The write-offs in the first six months of 2006 resulted from excess or obsolete inventory that could no longer be used for commercial sale. Our gross margins from product sales were 73% in the six months ended June 30, 2007, compared to 63% in the six months ended June 30, 2006. This increase in gross margins resulted from our increase in wholesale acquisition price for ZYFLO and our ability to spread some of our fixed costs associated with managing our supply chain over a larger revenue base in 2007. Following the commercial launch of ZYFLO CR our gross margins will likely decrease as a result of additional royalty obligations to SkyePharma for utilization of its controlled-release technology.
     Research and Development Expenses. Research and development expenses in the six months ended June 30, 2007 were $13.0 million, compared to $16.3 million in the six months ended June 30, 2006, a decrease of approximately $3.3 million, or 20%. This decrease was primarily due to lower expenses associated with the clinical trials, as well as the reduction in the number of employees performing research and development functions following our 2006 restructurings, offset, in part, by $6.6 million in milestone payments paid and accrued in the three months ended June 30, 2007 as a result of the FDA’s approval of the NDA for ZYFLO CR in May 2007.
     The following table summarizes the primary components of our research and development expenses for the six months ended June 30, 2007 and 2006:

	Six months Ended June 30,
	2007	2006
	(in thousands)
Zileuton (ZYFLO and ZYFLO CR)	$9,872	$6,850
Zileuton injection	315	1,868
CTI-01	(83)	2,373
Alpha-7	1,847	2,132
HMGB1	210	1,025
General research and development expenses	322	1,480
Stock-based compensation expense	539	600

Total research and development expenses	$13,022	$16,328

     The following summarizes the expenses associated with our primary research and development programs:
     Zileuton (ZYFLO and ZYFLO CR). During the six months ended June 30, 2007, we incurred $9.9 million in expenses related to our orally-dosed zileuton programs, including ZYFLO and ZYFLO CR, compared to $6.9 million during the six months ended June 30, 2006, a 44% increase. This increase was primarily due to the following:
•	$3.1 million in milestone fees paid to third parties as a result of the FDA’s approval of the NDA for ZYFLO CR in May 2007;

•	$3.5 million in accrued milestone payments to third parties as a result of the FDA’s approval on the NDA for ZYFLO CR in May 2007, which are due on the first and second year anniversary of the FDA’s approval;

•	$576,000 increase in clinical and manufacturing costs related to our Phase IV clinical trial for ZYFLO CR; and

•	$398,000 increase in clinical and manufacturing costs related to our life cycle extension program for zileuton.
     The increases in the costs described above were partially offset by the following:
•	$2.5 million reduction in clinical and manufacturing costs for ZYFLO and our NDA registration batches for ZYFLO CR;

•	$551,000 reduction in consulting and scientific advisor fees related to the ZYFLO CR NDA registration batches and ZYFLO product launch;

•	$483,000 reduction in operating expenses incurred by our medical affairs and medical information functions, related to our scientific support of ZYFLO, as a result of our 2006 restructurings; and

•	$924,000 reduction in salaries, other personnel related costs and overhead related to our 2006 restructurings.
     We anticipate that our research and development expenses related to our orally-dosed zileuton programs in for the remainder of 2007 will consist primarily of costs related to conducting our Phase IV clinical trial for ZYFLO CR. This clinical trial is designed to examine the utility of ZYFLO CR in particular groups of asthma patients. In addition, we expect to continue to incur research and development expenses to maintain and operate our medical affairs, medical information and pharmacovigilance functions in support of ZYFLO and ZYFLO CR.
     Zileuton Injection. During the six months ended June 30, 2007, we incurred $315,000 in expenses related to our zileuton injection program, compared to $1.9 million during the six months ended June 30, 2006, an 83% decrease. This decrease was primarily due to reduction in clinical trial expense related to our Phase I/II clinical trial, which concluded in the first half of 2006. We expect that our costs associated with the development of zileuton injection will increase during the second half 2007 as we initiate a Phase II clinical trial, progress into later stages of clinical development and continue the formulation development to be used in future clinical trials.
     CTI-01. During the six months ended June 30, 2007, we received a net credit of $83,000 related to our CTI-01 program clinical trial costs, as compared to expenses of $2.4 million in the six months ended June 30, 2006. Effective February 2007, we terminated our license agreements with the University of Pittsburgh and Xanthus Pharmaceuticals related to the development of CTI-01. We do not plan to pursue further development of CTI-01 or to incur additional costs related to CTI-01.
     Alpha-7. During the six months ended June 30, 2007, we incurred $1.8 million of expenses in connection with research and development of our alpha-7 program, compared to $2.1 million during the six months ended June 30, 2006, a 13% decrease. This decrease was primarily due to a reduction in the number of employees working on the program following our October 2006 restructuring, offset by payments made to The Feinstein Institute for Medical Research as a result of our license agreement with IMI in $100,000 cash and IMI preferred stock valued at $100,000. We anticipate that our research and development expenses for our alpha-7 program will not grow substantially in 2007, as we expect increased costs related to preclinical studies conducted by third parties to advance our lead molecule to be offset by the reduced headcount of employees working on this program. We anticipate that significant additional expenditures will be required to advance any product candidate through preclinical and clinical development. We plan to seek a collaborator for our alpha-7 program and do not currently expect to conduct clinical trials with the alpha-7 program without entering into such an arrangement. However, because this project is at a very early stage, the actual costs and timing of research, preclinical development, clinical trials and associated activities are highly uncertain, subject to risk, and will change depending upon the project we choose to develop, the clinical indication developed, the development strategy adopted, and the terms of a collaboration, if we are able to enter into one. As a result, we are unable to estimate the costs or the timing of advancing a small molecule from our alpha-7 program through clinical development.

     HMGB1. During the six months ended June 30, 2007, we incurred $210,000 of expenses for our HMGB1 program, compared to $1.0 million during the six months ended June 30, 2006, a 80% decrease. This decrease was primarily due to lower sponsored research costs and laboratory supplies for our continued testing under our collaboration agreement with MedImmune as well as lower personnel costs devoted to this program. We anticipate that research and development costs relating to HMGB1 for the remainder 2007 will be lower as a result of our October 2006 restructuring. In addition, a larger portion of the expenses in our HMGB1 program have been assumed by MedImmune as the program advances into later stages of preclinical development. We also anticipate that some of our expenses in the HMGB1 program will be covered by funding and potential milestone payments from MedImmune under our collaboration agreement. Because the HMGB1 program is still in preclinical development, the actual costs and timing of preclinical development, clinical trials and associated activities are highly uncertain, subject to risk and will change depending upon the clinical indication developed and the development strategy adopted. A significant amount of these clinical trial costs will be incurred by MedImmune. The expenses for HMGB1 are reflected in the accompanying statements of operations as part of research and development expenses, while the funding received from MedImmune and Beckman Coulter to fund our research efforts is included in revenue under collaboration agreements.
     Our general research and development expenses, which are not allocated to any specific program, decreased by $1.2 million in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This decrease was primarily attributable to reduction in salaries and wages and other employee related costs as a result of our 2006 restructurings and improved cost allocation methods for our existing research and development personnel and the related laboratory and general expenses for our current research and development programs.
     In addition, our stock-based compensation expense decreased $62,000 in the six months ended June 30, 2007, compared to the six months ended June 30, 2006. This decrease was primarily due to a $374,000 reduction in stock-based compensation expense related to the reduction in the number of employees performing research and development functions following our 2006 restructurings, offset, in part, by the effects of the change in the market price of our common stock on unvested non-employee options. The adjustment to stock-based compensation expense on unvested non-employee stock options is calculated based on the change in fair value of our common stock during the period. The fair value of our common stock increased during the six months ended June 30, 2007, which resulted in stock-based compensation expense to non-employees of $29,000 during the period. The fair value of our common stock decreased during the six months ended June 30, 2006, which resulted in an adjustment to our stock-based compensation expense to non-employees of $283,000 during the period.
     Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2007 were $4.6 million, compared to $12.6 million for the six months ended June 30, 2006. The $8.0 million decrease was primarily attributable to a decrease in the number of employees performing sales and marketing functions, as well as the absence of certain costs associated with the commercial launch of ZYFLO, including market research and advisory board meetings performed in the six months ended June 30, 2006. The number of employees performing sales and marketing functions decreased to 26 employees at June 30, 2007 from 77 employees at June 30, 2006. We expect that our sales and marketing costs will increase during 2007 as a result of our co-promotion and marketing agreement with DEY and the anticipated commercial launch of ZYFLO CR in the fall of 2007.
     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2007 were $6.6 million, compared to $8.0 million for the six months ended June 30, 2006. The decrease in the six months ended June 30, 2007 was primarily due to a reduction in salaries and wages and other personnel costs as a result of our 2006 restructurings, offset, in part, by increased consulting and advisory fees associated with our co-promotion and marketing agreement with DEY. The number of employees performing general and administrative functions decreased to 14 employees at June 30, 2007 from 22 employees at June 30, 2006.
     Other Income. Interest income for the six months ended June 30, 2007 was $1.2 million, compared to $1.5 million for the six months ended June 30, 2006. The decrease in the six months ended June 30, 2007 was primarily attributable to lower average cash and investment balances, offset, in part, by higher interest rates. Interest expense amounted to $69,000 and $115,000 for the six months ended June 30, 2007 and June 30, 2006, respectively. The interest expense relates to borrowings under our loan with Silicon Valley Bank for capital expenditures.

Liquidity and Capital Resources
Sources of Liquidity
     Since our inception on July 14, 2000, we have raised proceeds to fund our operations through public offerings and private placements of equity securities, debt financings, the receipt of interest income, payments from our collaboration and co-promotion agreements, the exercise of stock options, and, beginning in the fourth quarter of 2005, revenues from sales of ZYFLO. As of June 30, 2007, we had $40.5 million in cash, cash equivalents and short-term investments. We have invested our remaining cash balance in highly liquid, interest-bearing, investment grade securities in accordance with our established corporate investment policy.
     In 2003, we entered into an exclusive license and collaboration agreement with MedImmune for the discovery and development of novel drugs for the treatment of acute and chronic inflammatory diseases associated with HMGB1, a newly discovered cytokine. Under this collaboration, MedImmune paid us initial fees of $12.5 million and an additional $5.3 million through June 30, 2007 for milestone payments and to fund certain research expenses incurred by us for the HMGB1 program. We invoiced MedImmune for an additional $31,000 for work performed in the six months ended June 30, 2007. As of June 30, 2007 we had completed the research term of our agreement with MedImmune.
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
     Under our co-promotion agreement with DEY, we received a non-refundable upfront payment of $3.0 million in March 2007 and a milestone payment of $4.0 million in June 2007 following approval by the FDA of the NDA for ZYFLO CR in May 2007. In addition, DEY has agreed to pay us a milestone payment of $5.0 million following commercial launch of ZYFLO CR. If the commercial launch of ZYFLO CR is delayed beyond May 31, 2008, DEY has the right to terminate the co-promotion agreement on or before July 1, 2008 by providing 60 days prior written notice. If DEY exercises this termination right, we will be obligated to pay DEY $2.0 million.
     Credit Agreement with Silicon Valley Bank. We have financed the purchase of general purpose computer equipment, office equipment, fixtures and furnishings, test and laboratory equipment, software licenses and the completion of leasehold improvements through advances under a credit agreement with Silicon Valley Bank, which was most recently modified as of January 6, 2006. As of June 30, 2007, we had no borrowing capacity available under the modified credit agreement or any other credit agreement. We are currently considering financing alternatives to fund capital expenditures in the future.
     We have granted Silicon Valley Bank a first priority security interest in substantially all of our assets, excluding intellectual property, to secure our obligations under the credit agreement. As of June 30, 2007, we had $869,000 in debt outstanding under this credit agreement related to equipment advances. As a result of our October 2006 restructuring, we incurred restructuring charges for the impairment of some of our assets. As a result of these charges, we may be required to pay to Silicon Valley Bank the proceeds received from these impaired assets.
     Advances made under the modified credit agreement after June 30, 2004 accrue interest at a rate equal to the prime rate plus 2% per year. As of June 30, 2007, outstanding equipment advances under the modified credit agreement had a weighted-average effective interest rate of approximately 10.25% per year. Advances made under the modified credit agreement are required to be repaid in equal monthly installments of principal plus interest accrued through the repayment term, which range from 36 to 42 months. Repayment begins the first day of the month following the advance. No advances were made in the six months ended June 30, 2007 under the modified credit agreement.

Cash Flows
     Operating Activities. Net cash used in operating activities was $ 8.5 million for the six months ended June 30, 2007, as compared to $29.9 million for the six months ended June 30, 2006. Net cash used in operations for the six months ended June 30, 2007 consisted of a net loss of $17.6 million, depreciation and amortization expense, the amortization of premiums on short-term investments and the loss on the disposal of fixed assets of $357,000, a net change in the reserve for inventory of $279,000, stock-based compensation expense of $2.0 million and an increase in working capital accounts of $6.6 million offset by IMI preferred stock valued at $400,000 that we received as part of a license agreement. The increase in working capital accounts was primarily due to $7.0 million in aggregate payments that we received from DEY upon the signing of the co-promotion agreement and receiving approval by the FDA of the NDA for ZYFLO CR and a $3.5 million increase in accrued license expenses offset, in part, by a $1.2 million reduction in deferred product revenue, a $675,000 reduction in deferred collaboration revenue and fees, a $1.2 million increase in prepaid and other expenses and a $616,000 reduction in inventory.
     Investing Activities. Investing activities provided $212,000 of net cash in the six months ended June 30, 2007, compared to $10.4 million in the six months ended June 30, 2006. During the six months ended June 30, 2007, we made no capital expenditures. In addition, as interest rates have gradually increased, we have maintained more of our proceeds from recent financings as cash equivalents rather than short-term investments.
     Financing Activities. In the six months ended June 30, 2007, we used $261,000 of net cash in financing activities, compared to $524,000 in the six months ended June 30, 2006. Net cash used in financing activities for the six months ended June 30, 2007 principally related to our repayment of our long-term debt offset in part by proceeds from stock option exercises and our employee stock purchase plan.
Income Taxes
     We have accumulated net operating losses and tax credits available to offset future taxable income for federal and state income tax purposes as of June 30, 2007. If not utilized, federal net operating loss carryforwards will begin to expire in 2021. State net operating loss carryforwards began to expire in 2006. The federal tax credits expire beginning in 2021. To date, we have not recognized the potential tax benefit of our net operating loss carryforwards or credits on our balance sheet or statements of operations. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code.
Funding Requirements
     We expect to devote substantial resources to continue our research and development efforts, including preclinical testing and clinical trials, enhance our sales and marketing infrastructure, commercially launch ZYFLO CR, and achieve regulatory approvals for and, subject to regulatory approval, commercially launch any future product candidates. We also expect to spend approximately $200,000 in capital expenditures in the remainder of 2007 for the purchase of software and computer equipment. We expect to fund our capital expenditures through cash received from product sales and interest income from invested cash and cash equivalents and short-term investments. Our funding requirements will depend on numerous factors, including:
•	the timing and costs of the commercial launch of ZYFLO CR;

•	the scope, costs and results of our clinical trials on ZYFLO CR and zileuton injection;

•	the amount and timing of sales and returns of ZYFLO and ZYFLO CR;

•	the costs of ongoing sales, marketing and manufacturing activities for ZYFLO and ZYFLO CR;

•	the time and costs involved in preparing, submitting, obtaining and maintaining regulatory approvals for our other product candidates;

•	the timing, receipt and amount of milestone and other payments, if any, from DEY, MedImmune, Beckman Coulter or future collaborators;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	continued progress in our research and development programs, as well as the magnitude of these programs, including milestone payments to third parties under our license agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the cost of obtaining and maintaining licenses to use patented technologies;

•	potential acquisition or in-licensing of other products or technologies;

•	our ability to establish and maintain additional collaborative or co-promotion arrangements; and

•	the ongoing time and costs involved in corporate governance requirements, including work related to compliance with the Sarbanes-Oxley Act of 2002.
     Other than payments that we receive from our collaborations with DEY and MedImmune, we expect that sales of ZYFLO will represent our only sources of cash flows and revenue until we commercially launch ZYFLO CR. In addition to the foregoing factors, we believe that our ability to access external funds will depend upon market acceptance of ZYFLO CR, the success of our other preclinical and clinical development programs, the receptivity of the capital markets to financings by biopharmaceutical companies, our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.
     The extent of our future capital requirements is difficult to assess and will depend largely on our ability to successfully commercialize ZYFLO CR. Based on our operating plans, we believe that our available cash and cash equivalents and anticipated cash received from product sales and anticipated payments received under existing collaboration agreements will be sufficient to fund anticipated levels of operations into the second half of 2008.
     For the six months ended June 30, 2007, our net cash used for operating activities was $8.5 million, and we had no capital expenditures. If our existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product candidates, we may need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. Such equity securities may have rights and preferences superior to those of the holders of our common stock. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.
     Contractual Obligations
     We have summarized in the table below our fixed contractual obligations as of June 30, 2007:

	Payments Due by Period
		Less Than	One to	Three to	More than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)
Short- and long-term debt	$921	$795	$126	$—	$—
Research and license agreements	10,240	2,032	2,522	764	4,922
Consulting agreements	660	660	—	—	—
Severance agreements	4	4	—	—	—
Manufacturing and clinical trial agreements	27,045	19,030	8,015	—	—
Lease obligations	2,440	1,532	908	—	—

Total contractual cash obligations	$41,310	$24,053	$11,571	$764	$4,922

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
     We are party to a number of agreements that require us to make milestone payments. In particular, under our license agreement with Abbott Laboratories for zileuton, we agreed to make aggregate milestone payments of up to $13.0 million to Abbott upon the achievement of various development and commercialization milestones relating to zileuton, including the completion of the technology transfer from Abbott to us, filing and approval of a product in the United States and specified minimum net sales of licensed products. Through June 30, 2007, we have made aggregate milestone payments of $7.8 million to Abbott under our license agreements related to ZYFLO and ZYFLO CR.
     In addition, under our manufacturing agreement with SkyePharma, through its subsidiary Jagotec, for ZYFLO CR, we agreed to make aggregate milestone payments of up to $6.6 million upon the achievement of various development and commercialization milestones. Through June 30, 2007, we have made aggregate milestone payments of $3.0 million to SkyePharma under our agreement.
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
     The amounts listed for manufacturing and clinical trial agreements represent amounts due to third parties for manufacturing, clinical trials and preclinical studies. As discussed in our annual report on Form 10-K for the year ended December 31, 2006, we entered into a manufacturing and supply agreement with Rhodia Pharma Solutions Ltd. for commercial production of zileuton API, subject to specified limitations, through December 31, 2009. On June 30, 2006, Rhodia SA, the parent company of Rhodia Pharma Solutions Ltd., sold the European assets of its pharmaceutical custom synthesis business to Shasun Chemicals and Drugs Ltd. As part of this transaction, Rhoda SA assigned our contract with Rhodia Pharma Solutions Ltd. to Shasun Pharma Solutions Ltd., or Shasun. Under this agreement, we committed to purchase a minimum amount of API in the fourth quarter of 2006, the first quarter of 2007 and in the first quarter of 2008. The API purchased from Shasun currently has a minimum shelf-life of 36 months. We evaluate the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels and as to the expiration dates of its product. While our purchase commitment for API from Shasun exceeds our current forecasted demand in 2007, we expect that any excess API purchased in 2006 under our agreement with Shasun will be used in commercial production batches in 2007 and 2008 and sold before it requires retesting. Therefore, no reserve for this purchase commitment has been recorded as of June 30, 2007.
     Significant differences between our current estimates and judgments and future estimated demand for our product and the useful life of inventory may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on our financial condition and results of operations during the period in which we recognize charges for excess inventory. For example, we recorded charges of $299,000 in 2006 and $280,000 in 2005 to reserve for excess or obsolete inventory that had an expiration date such that the product was unlikely to be sold. The charge was included in cost of products sold in the accompanying statements of operations.

     Currently we purchase our API for commercial requirements for ZYFLO from a single source. In addition, we currently manufacture ZYFLO with a single third-party manufacturer. We expect to continue to purchase our API for commercial requirements from a single source and will manufacture ZYFLO CR with a single third-party manufacturer. The disruption or termination of the supply of API, a significant increase in the cost of the API from this single source or the disruption or termination of the manufacturing of the commercial product could have a material adverse effect on our business, financial position and results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and corporate notes, directly or through managed funds, with maturities of two years or less. Our cash is deposited in and invested through highly-rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2007, we estimate that the fair value of our investment portfolio would decline by approximately $9,000. In addition, we could be exposed to losses related to these securities should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures. Although we consider our investments to be available-for-sale securities in order to fund operations, if necessary, we have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
Item 4. Controls and Procedures
     Our management, with the participation of our president and chief executive officer, who functions as both our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our president and chief executive officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting described below.
     Our management, with the participation of our president and chief executive officer, evaluated whether any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2007 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has identified the material weakness in our internal control over financial reporting described below.

     Our management identified a material weakness that existed as of June 30, 2007 related to the operation of controls over accounting for non-routine transactions, specifically the accrual of milestone obligations due under certain of our contractual arrangements in accordance with generally accepted accounting principles, or GAAP. As a result of this material weakness, a material adjustment was recorded to our draft interim financial statements after the financial close of the quarter ended June 30, 2007. While our internal disclosure controls and procedures detected the need to accrue for the milestone obligations, we did not initially reach the appropriate conclusion relative to the timing of the accrual recognition. As a result of the foregoing, our management determined that our operation of controls related to accounting for non-routine transactions was inadequate and ineffective as of June 30, 2007.
     To remediate the material weakness described above and to enhance our internal control over financial reporting, the following improvements to our internal controls process have been or will be implemented during the second half of 2007:
•	we are further improving our procedures for the review of non-routine transactions;
•	we are currently assessing the expertise and training of our employees responsible for finance and accounting who perform and review non-routine transactions and we will provide additional training to such employees addressing any identified training deficiencies; and
•	we are reviewing our controls and procedures relating to the financial close process and determining if any specific improvements need to be implemented.
     Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Risks Relating to Our Business
     Our business depends heavily on the commercial success of ZYFLO CR.
     ZYFLO is currently our only commercially marketed product, and it has not achieved broad market acceptance. If we are able to successfully launch ZYFLO CR, we expect it will account for a significant portion of our revenues for the foreseeable future and that sales of ZYFLO will decline as patients convert to ZYFLO CR. However, we cannot assure you that ZYFLO CR will not suffer the same lack of broad market acceptance that has affected ZYFLO. Our product candidates are in early clinical, preclinical and research stages of development and are a number of years away from commercialization.
     Research and development of product candidates is a lengthy and expensive process. Our early-stage product candidates in particular will require substantial funding for us to complete preclinical testing and clinical trials, initiate manufacturing and, if approved for sale, initiate commercialization. If ZYFLO CR is not commercially successful, we may be forced to find additional sources of funding earlier than we anticipated. If we are not successful in obtaining additional funding on acceptable terms, we may be forced to significantly delay, limit or eliminate one or more of our research, development or commercialization programs.
If ZYFLO CR does not achieve market acceptance, we may not be able to generate significant revenues unless we are able to successfully develop and commercialize other product candidates.
     The commercial success of ZYFLO CR will depend upon its acceptance by the medical community, third-party payors and patients. Physicians will prescribe ZYFLO CR only if they determine, based on experience, clinical data, side effect profiles or other factors, that this product either alone or in combination with other products is appropriate for managing their patient’s asthma. We believe that the primary advantage of ZYFLO CR over ZYFLO is ZYFLO CR’s more convenient dosing schedule, but this advantage may not result in broad market acceptance of ZYFLO CR, and we may experience the same types of difficulties with ZYFLO CR that we have experienced with ZYFLO.
     Despite being approved by the FDA since 1996, ZYFLO, our first marketed zileuton product, has not achieved broad market acceptance. During the period between our commercial launch of ZYFLO in October 2005 through the week ending May 31, 2007, prescription data for ZYFLO indicates that approximately 4,400 physicians prescribed the product. We recorded revenue from the sale of ZYFLO of only $6.6 million for the year ended December 31, 2006 and $5.2 million for the six months ended June 30, 2007. We have had difficulty expanding the prescriber and patient base for ZYFLO, in part, we believe, because some physicians view ZYFLO as less effective than other products on the market or view its clinical data as outdated and because it requires dosing of one pill four times per day, which some physicians and patients may find inconvenient or difficult to comply with compared to other available asthma therapies that require dosing only once or twice daily. In addition, if physicians do not prescribe ZYFLO CR for the recommended dosing regimen of two pills twice daily or if patients do not comply with the dosing schedule and take less than the prescribed number of tablets, our sales of ZYFLO CR will be limited and our revenues will be adversely affected.
     Market perceptions about the safety of ZYFLO may limit the market acceptance of ZYFLO CR. In the clinical trials that were reviewed by the FDA prior to its approval of ZYFLO, 3.2% of the approximately 5,000 patients who received ZYFLO experienced increased levels of a liver enzyme called alanine transaminase, or ALT, of over three times the levels normally seen in the bloodstream. In these trials, one patient developed symptomatic hepatitis with jaundice, which resolved upon discontinuation of therapy, and three patients developed mild elevations in bilirubin. In clinical trials for ZYFLO CR, 1.94% of the patients taking ZYFLO CR in a three-month efficacy trial and 2.6% of the patients taking ZYFLO CR in a six-month safety trial experienced ALT levels greater than or equal to three times the level normally seen in the bloodstream. Because ZYFLO can elevate liver enzyme levels, periodic liver function tests are recommended for patients taking ZYFLO. These periodic liver function tests also are recommended for patients taking ZYFLO CR, based upon its product label, which was approved by the FDA in May 2007. Some physicians and patients may perceive liver function tests as inconvenient or indicative of safety issues, which could make them reluctant to prescribe or accept ZYFLO and other zileuton product candidates, including ZYFLO CR. As a result, many physicians may have negative perceptions about the safety of ZYFLO and other zileuton product candidates, including ZYFLO CR, which could limit their commercial acceptance. The absence of ZYFLO from the market prior to our commercial launch in October 2005 may have exacerbated any negative perceptions about ZYFLO if physicians believe the absence of ZYFLO from the market was related to safety or efficacy issues. These negative perceptions could carry over to ZYFLO CR.

     The position of ZYFLO in managed care formularies, which are lists of approved products developed by managed care organizations, or MCOs, has also made it more difficult to expand the current market share for this product. As a result of a lack of a sustained sales and marketing effort prior to our commercial launch in October 2005, in many instances ZYFLO had been relegated to a third-tier status, which typically requires the highest co-pay for patients. Similarly, we expect ZYFLO CR to have third-tier status in many instances as well. In some cases, MCOs may require additional paperwork or prior authorization from the MCO before approving reimbursement for ZYFLO CR.
     If any existing negative perceptions about ZYFLO persist, we will have difficulty achieving market acceptance for ZYFLO CR. If we are unable to achieve market acceptance of ZYFLO CR, we will not generate significant revenues unless we are able to successfully develop and commercialize other product candidates.
If our marketing and sales infrastructure and presence are not adequate or our collaborative marketing arrangements are not successful, our ability to market and sell our products will be impaired.
     We reduced the size of our sales force as part of the cost reduction programs that we announced in 2006. As of June 30, 2007, we had 18 sales representatives. Due to our difficulty in achieving market acceptance of ZYFLO since its commercial launch in October 2005 and the reduction in the size of our sales force in 2006, it may be difficult for us to hire and retain qualified sales and marketing personnel and maintain an effective sales force. In connection with the launch of ZYFLO CR, we expect to increase the size of our sales force to at least 40 sales representatives, which would involve significant time and expense. In addition, we may not be able to attract, hire, train and retain qualified sales and marketing personnel to rebuild the sales force. If we are not successful in our efforts to rebuild this sales force, our ability to launch and market ZYFLO CR would be impaired.
     In March 2007, we entered into a co-promotion agreement with Dey, L.P., or DEY, for the co-promotion of ZYFLO and ZYFLO CR. We cannot predict whether the co-promotion arrangement will lead to increased sales for ZYFLO or ZYFLO CR. DEY initiated promotional detailing activities for ZYFLO on April 30, 2007, and we expect that DEY will initiate promotional detailing activities for ZYFLO CR in the fall of 2007. Given the recent start of DEY’s efforts, the potential success of the co-promotion arrangement is uncertain. Under the co-promotion agreement, we agreed to provide a minimum number of promotional details per month by our sales representatives to a specified group of office-based physicians and other health care professionals for ZYFLO and ZYFLO CR. If we are not successful in our efforts to provide the required level of promotional detailing, DEY’s co-promotion fee may be increased and DEY may have a right to terminate the co-promotion agreement for ZYFLO CR. For example, if we experience greater than expected turnover of sales representatives, we may have difficulty satisfying our minimum detailing obligations.
     On June 25, 2007, as contemplated by the terms of the zileuton co-promotion agreement, we and DEY entered into a separate definitive co-promotion agreement providing for us to co-promote DEY’s product PERFOROMIST™ (formoterol fumarate) Inhalation Solution for the long-term, twice daily maintenance treatment of bronchoconstriction for emphysema and chronic bronchitis, which is also known as chronic obstructive pulmonary disease, or COPD. Under the PERFOROMIST co-promotion agreement, after the later of the commercial launch date for PERFOROMIST and such time as we have completed the expansion of our sales force to at least 40 representatives and begin detailing PERFOROMIST, DEY agreed to pay us a co-promotion fee based on retail sales of PERFOROMIST and we agreed to provide a minimum number of promotional details per month by our sales representatives to a specified group of office-based physicians and other health care professionals. If we are not successful in our efforts to provide the required level of promotional detailing for PERFOROMIST, our co-promotion fee may be reduced and DEY may have a right to terminate the PERFOROMIST co-promotion agreement. Promoting both ZYFLO CR and PERFOROMIST may be challenging for our sales representatives and may reduce their efficiency, which could negatively impact our revenues.
     In addition, the amount of any co-promotion fee that DEY pays to us under the PERFOROMIST co-promotion agreement will be limited if PERFOROMIST does not achieve market acceptance. For example, safety concerns relating to PERFOROMIST may harm potential sales. PERFOROMIST belongs to a class of medications known as long-acting beta2-adrenergic agonists, or LABAs, which may increase the risk of asthma-related death. Data from a large placebo-controlled study in the United States comparing the safety of the LABA salmeterol or placebo plus usual asthma therapy showed an increase in asthma-related deaths in patients receiving salmeterol. This finding also may apply to formoterol, the active ingredient in PERFOROMIST.
A failure to maintain appropriate inventory levels could harm our reputation and subject us to financial losses.
     We purchased quantities of raw materials and supplies of ZYFLO tablets in connection with the commercial launch of ZYFLO. These purchases were made consistent with our forecasts of inventory levels of ZYFLO that we based on our estimate of expected customer orders in combination with limited historical information regarding actual sales. Because product demand for ZYFLO has been less than we anticipated, our inventory levels of the zileuton active pharmaceutical ingredient, or API, used for ZYFLO have been higher than anticipated. In addition, we are subject to minimum purchase obligations under our supply agreements with our third-party manufacturers, which could require us to buy additional inventory. We plan to use a portion of the zileuton API manufactured for ZYFLO to manufacture ZYFLO CR. If ZYFLO demand does not increase, the commercial launch of ZYFLO CR is delayed or ZYFLO CR does not achieve the level of demand we anticipate, we may not be able to reduce these inventories or use the additional inventory we are required to purchase. Significant differences between our current estimates and judgments and future estimated demand for our products and the useful life of inventory may result in significant charges for excess inventory or purchase commitments in the future. If we are required to recognize charges for excess inventories, it could have a material adverse effect on our financial condition and results of operations during the period in which we recognize charges for excess inventory.
     In the quarter ended June 30, 2007, we have not released for commercial supply four batches of ZYFLO CR tablet cores due to questions regarding current good manufacturing practices, or cGMP, documentation associated with the manufacture. If we are unable to manufacture or release ZYFLO CR on a timely and consistent basis, if we fail to maintain an adequate inventory of zileuton API or ZYFLO CR core tablets, or if our inventory were to be destroyed or damaged or reached its expiration date, our commercial launch of ZYFLO CR could be delayed, patients might not have access to ZYFLO CR, our reputation and our brand could be harmed and physicians may be less likely to prescribe ZYFLO CR in the future. Conversely, if we are unable to sell our inventory in a timely manner, we could experience cash flow difficulties and additional financial losses.
     We would be exposed to similar risks if we fail to maintain an adequate inventory of ZYFLO or zileuton API or if our inventory were to be destroyed or damaged or reach its expiration date.
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
     A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new product candidates, whether conducted by us or by academic or other research institutions under sponsored research agreements, require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a variety of reasons, including:
•	the research methodology used may not be successful in identifying potential product candidates;

•	the time, money and other resources that we devote to our research programs may not be adequate, including as a result of our 2006 cost reduction programs; or

•	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be effective products.
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
We face substantial competition. If we are unable to compete effectively, ZYFLO, ZYFLO CR, PERFOROMIST and our product candidates may be rendered noncompetitive or obsolete.
     The development and commercialization of new drugs is highly competitive. We will face competition with respect to the development of product candidates and for ZYFLO, ZYFLO CR, and any other products that we commercialize in the future from pharmaceutical companies, biotechnology companies, specialty pharmaceutical companies, companies selling low-cost generic substitutes, academic institutions, government agencies or research institutions. A number of large pharmaceutical and biotechnology companies currently market and sell products to treat asthma that compete with ZYFLO and will compete with ZYFLO CR. Many established therapies currently command large market shares in the asthma market, including Merck & Co., Inc.’s Singulair®, GlaxoSmithKline plc’s Advair® and inhaled corticosteroid products.
     In the severe asthma market, competition results primarily from the therapies developed for mild to moderate asthma, such as Singulair®, Advair® and inhaled corticosteroids that are used in combination or as add-on therapies, along with oral and injectable steroid treatments. One product, Xolair®, developed jointly by Novartis AG, Genentech, Inc. and Tanox, Inc., was approved in 2004 for severe allergic asthma and had U.S. sales of $427 million in 2006. In addition, we may face competition from pharmaceutical companies seeking to develop new drugs for the asthma market. For example, in June 2007, AstraZeneca commercially launched in the United States Symbicort®, a twice-daily asthma therapy combining budesonide, an inhaled corticosteroid, and formoterol, a long-acting beta2-agonist, which is expected to compete in the moderate and severe asthma markets.
     In the COPD market, PERFOROMIST and zileuton, if we are able to develop it as a treatment for COPD, will face intense competition. COPD patients are currently treated primarily with a number of medications that are indicated for COPD, asthma, or both COPD and asthma. The primary products used to treat COPD are anticholnergics, long-acting beta-agonists and combination long-acting beta-agonists and inhaled corticosteroids. These medications are delivered in various device formulations, including meter dose inhalers, dry powder inhalers and by nebulization. Lung reduction surgery is also an option for COPD patients.
     Many therapies for COPD are already well established in the respiratory marketplace, including Sepracor, Inc.’s Brovana®, GlaxoSmithKline’s Advair® and Serevent® and Spiriva®, a once daily muscarinic antagonist from Boehringer Ingleheim GmbH and Pfizer. Other novel approaches are also in development.
     In April 2007, Sepracor commercially launched a direct competitor to PERFOROMIST called Brovana®. Brovana is an isomer of formoterol that is delivered in a nebulized formulation. DEY has sued Sepracor for infringement of DEY’s patents and Sepracor has counterclaimed.
     We are developing an injectable formulation of zileuton, or zileuton injection, for use in severe acute asthma attacks. We may face intense competition from companies seeking to develop new drugs for use in severe acute asthma attacks. For example, Merck & Co., Inc. is conducting clinical trials of an intravenous formulation of its product Singulair®.
     If our therapeutic programs directed toward the body’s inflammatory response result in commercial products, such products will compete predominantly with therapies that have been approved for diseases such as rheumatoid arthritis, like Amgen, Inc.’s Enbrel®, Johnson & Johnson’s Remicade®, Bristol-Myers Squibb Company’s Orencia®, Abbott Laboratories’ Humira® and Rituxan® marketed by Biogen Idec Inc. and Genentech, Inc., and diseases such as sepsis, like Eli Lilly and Company’s Xigris®.
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
     We depend on the principal members of our management and scientific staff, including Frank E. Thomas, our President and Chief Executive Officer, Trevor Phillips, Ph.D., our Chief Operating Officer and Senior Vice President of Operations, and Dana Hilt, M.D., our Chief Medical Officer and Senior Vice President of Clinical Development. The loss of any of these individuals’ services would diminish the knowledge and experience that we, as an organization, possess and might significantly delay or prevent the achievement of our research, development or commercialization objectives and could cause us to incur additional costs to recruit replacement executive personnel. We do not maintain key person life insurance on any of these individuals or any of our other scientific and management staff.
     In 2006, we implemented a new management structure, with a management team that does not include a chief scientific officer or a chief financial officer, and promoted individuals already employed by us to assume additional responsibilities. If we are not successful in transitioning our management staff to compensate for our smaller management team, the achievement of our research, development and commercialization objectives could be significantly delayed or may not occur. In addition, our focus on transitioning to our new management structure could divert our management’s attention from other business concerns. Furthermore, if we decide to recruit new executive personnel, we will incur additional costs.
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
     We have also experienced turnover on our board of directors. For example, we have had five directors leave our board and two directors join our board since June 30, 2006. If we are unable to attract and retain qualified directors, the achievement of our corporate objectives could be significantly delayed or may not occur.
We have identified a material weakness in our internal control over financial reporting that has not yet been effectively remediated. Any inability on our part to remediate this material weakness promptly and effectively, or any material weaknesses in our internal control over financial reporting that we discover and report in the future, may adversely impact investor confidence and our stock price.
     For the second quarter of 2007, we have identified a material weakness in our internal control over financial reporting as discussed in Item 4 of this Quarterly Report on Form 10-Q. A material weakness in our internal control over financial reporting could result in our inability to prevent or detect material misstatements in our financial statements. We may not be successful in promptly and effectively remediating the material weakness. In addition, our management may not be able to provide an unqualified assessment of our internal control over financial reporting for the year ending December 31, 2007 or beyond, or be able to provide quarterly certifications that our disclosure controls and procedures are effective. In addition, our independent registered public accounting firm may not be able to provide an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007 or beyond. Any material weakness, or any unsuccessful remediation thereof, may harm investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and could negatively impact our stock price and our ability to raise additional funds needed for the growth of our business.

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
     In recent years, several states, including California, Maine, Minnesota, New Mexico, Nevada, Vermont and West Virginia, as well as the District of Columbia have enacted legislation requiring pharmaceutical companies to establish marketing and promotional compliance programs and file periodic reports with the state on sales, marketing, pricing, reporting pricing and other activities. For example, a California statute effective July 1, 2005 requires pharmaceutical companies to adopt and post on their public web site a comprehensive compliance program that complies with the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals and the Office of Inspector General of the Department of Health and Human Services Compliance Program Guidance for Pharmaceutical Manufacturers. In addition, such compliance program must establish a specific annual dollar limit on gifts or other items given to individual healthcare professionals in California.
     Maine, Minnesota, New Mexico, Nevada, Vermont, West Virginia and the District of Columbia have also enacted statutes of varying scope that impose reporting and disclosure requirements upon pharmaceutical companies pertaining to drug pricing and payments and costs associated with pharmaceutical marketing, advertising and promotional activities, as well as restrictions upon the types of gifts that may be provided to healthcare practitioners. Similar legislation is being considered in a number of other states. Many of these requirements are new and uncertain, and available guidance is limited. We are in the process of identifying the universe of state laws applicable to pharmaceutical companies and are taking steps to ensure that we come into compliance with all such laws. Unless and until we are in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity, all of which could materially harm our business.

Our corporate compliance and corporate governance programs cannot guarantee that we are in compliance with all potentially applicable regulations.
     The development, manufacturing, pricing, marketing, sales and reimbursement of ZYFLO, ZYFLO CR and our other product candidates, together with our general operations, are subject to extensive regulation by Federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company and had approximately 58 employees as of June 30, 2007. We rely heavily on third parties to conduct many important functions. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented and changing regulatory requirements, it is possible that we may not be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including significant fines, litigation or other sanctions. Any action against us for a violation of these regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention and harm our reputation.
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
     Our sales of ZYFLO are, and sales of ZYFLO CR and our product candidates will be, dependent, in part, on the availability of reimbursement from third-party payors such as state and Federal governments, under programs such as Medicare and Medicaid, and private insurance plans. There have been, there are and we expect there will continue to be, state and Federal legislative and administrative proposals that could limit the amount that state or Federal governments will pay to reimburse the cost of pharmaceutical and biologic products. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, was signed into law in December 2003. Legislative or administrative acts that reduce reimbursement for our products could adversely impact our business. In addition, we believe that private insurers, such as managed care organizations, or MCOs, may adopt their own reimbursement reductions in response to legislation. Any reduction in reimbursement for our products could materially harm our results of operations. In addition, we believe that the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our products, which may adversely impact our product sales. Furthermore, when a new drug product is approved, governmental and private reimbursement for that product, and the amount for which that product will be reimbursed, are uncertain. We cannot predict the availability or amount of reimbursement for our product candidates, including ZYFLO CR, and current reimbursement policies for marketed products may change at any time.
     The MMA established a prescription drug benefit that became effective in 2006 for all Medicare beneficiaries. We cannot be certain that ZYFLO CR, or any of our product candidates still in development, will be included in the Medicare prescription drug benefit. Even if our products are included, the MCOs, health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, and private health plans that administer the Medicare drug benefit have the ability to negotiate price and demand discounts from pharmaceutical and biotechnology companies that may implicitly create price controls on prescription drugs. On the other hand, the drug benefit may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. In addition, MCOs, HMOs, PPOs, healthcare institutions and other government agencies continue to seek price discounts. Because MCOs, HMOs and PPOs and private health plans will administer the Medicare drug benefit, managed care and private health plans will influence prescription decisions for a larger segment of the population. In addition, certain states have proposed and certain other states have adopted various programs to control prices for senior citizen and drug programs for people with low incomes, including price or patient reimbursement constraints, restrictions on access to certain products, and bulk purchasing of drugs.
     If we succeed in bringing products in addition to ZYFLO and ZYFLO CR to the market, these products may not be considered cost effective and reimbursement to the patient may not be available or sufficient to allow us to sell our product candidates on a competitive basis to a sufficient patient population. Because our product candidates are in the development stage, we are unable at this time to determine the cost-effectiveness of these product candidates. We may need to conduct expensive pharmacoeconomic trials in order to demonstrate their cost-effectiveness. Sales of prescription drugs are highly dependent on the availability and level of reimbursement to the consumer from third-party payors, such as government and private insurance plans. These third-party payors frequently require that drug companies provide them with predetermined discounts or rebates from list prices, and third-party payors are increasingly challenging the prices charged for medical products. Because our product candidates are in the development stage, we do not know the level of reimbursement, if any, we will receive for those product candidates if they are successfully developed. If the reimbursement we receive for any of our product candidates is inadequate in light of our development and other costs, our ability to realize profits from the affected product candidate would be limited. If reimbursement for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce use of our products or cause us to reduce the price of our products.
Our business has a substantial risk of product liability claims. If we are unable to obtain appropriate levels of insurance, a product liability claim against us could interfere with the development and commercialization of our product candidates or subject us to unanticipated damages or settlement amounts.
     Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing and sale of drugs. If the use of ZYFLO, ZYFLO CR or one or more of our other product candidates harms people, we may be subject to costly and damaging product liability claims. We currently have a $20.0 million annual aggregate limit for insurance covering both product liability claims for ZYFLO and ZYFLO CR and clinical trial liability claims for our product candidates. We may seek additional product liability insurance prior to commercial launch of any of our product candidates still in development. However, our insurance may not provide adequate coverage against potential liabilities. Furthermore, product liability and clinical trial insurance is becoming increasingly expensive. As a result, we may be unable to maintain current amounts of insurance coverage, obtain additional insurance or obtain sufficient insurance at a reasonable cost to protect against losses that we have not anticipated in our business plans. Any product liability claim against us, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention and harm our reputation.
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
     Neither we nor any of our collaborators may market any of our products in the United States, Europe or in any other country without marketing approval from the FDA or the equivalent foreign regulatory agency. ZYFLO and, pending commercial launch, ZYFLO CR are currently our only commercial products and can only be marketed in the United States.
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
     The FDA and foreign regulatory agencies have substantial discretion in the drug approval process and can deny, delay or limit approval of a product candidate for a variety of reasons. If we do not receive required regulatory approval or clearance to market any of our product candidates under development, our ability to generate product revenue and achieve profitability, our reputation and our ability to raise additional capital will be materially impaired.
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

     Adverse or inconclusive clinical trial results concerning any of our product candidates could require us to conduct additional clinical trials, result in increased costs and significantly delay the submission for marketing approval or clearance for such product candidates with the FDA or other regulatory authorities or result in a submission or approval for a narrower indication. If clinical trials fail, our product candidates would not become commercially viable. In particular, if our Phase IV clinical trial for ZYFLO CR that we initiated in July 2007 fails or produces results that are adverse or inconclusive, our ability to increase sales of ZYFLO CR following commercial launch and our financial results could be materially and adversely affected.
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
Even if we obtain regulatory approvals or clearances, our products and product candidates will be subject to ongoing regulatory requirements and review. If we fail to comply with continuing U.S. and applicable foreign regulations, we could lose permission to manufacture and distribute our products and the sale of our product candidates could be suspended.
     Our products and product candidates are subject to continuing regulatory review after approval, including the review of spontaneous adverse drug experiences and clinical results from any post-market testing required as a condition of approval that are reported after our product candidates become commercially available. The manufacturer and the manufacturing facilities we use to make any of our product candidates will also be subject to periodic review and inspection by the FDA. The subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. Our product promotion and advertising will also be subject to regulatory requirements and continuing FDA review.
     Numerous proposals have been made in recent months and years to impose new requirements on drug approvals, expand post-approval requirements, and restrict sales and promotional activities. For example, a new drug application, or NDA, requires that an applicant submit risk evaluation and minimization plans to monitor and address potential safety issues for products upon approval, and federal legislation has been proposed that would require all new drug applicants to submit risk evaluation and minimization plans to monitor and address potential safety issues for products upon approval, grant the FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials. Additional measures have also been proposed to address perceived shortcomings in the FDA’s handling of drug safety issues, and to limit pharmaceutical company sales and promotional practices that some see as excessive or improper. If these or other legal or regulatory changes are enacted, it may become more difficult or burdensome for us to obtain extended or new product approvals, and our current approvals may be restricted or subject to onerous post-approval requirements. Such changes may increase our costs and adversely affect our operations. The ability of us or our partners to commercialize approved products successfully may be hindered, and our business may be harmed as a result.
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
Risks Relating to Our Dependence on Third Parties
We will depend on DEY to jointly promote and market ZYFLO and ZYFLO CR. This co-promotion arrangement may not be successful.
     We are relying on DEY to jointly promote and market ZYFLO and ZYFLO CR. Pending commercial launch of ZYFLO CR, ZYFLO is our only commercially marketed product, and it has not achieved broad market acceptance. Our sales force has not been successful to date in significantly expanding the market for ZYFLO. As a result, our ability to generate meaningful near-term revenues from product sales is substantially dependent on the success of our co-promotion arrangement with DEY. DEY initiated promotional detailing activities for ZYFLO on April 30, 2007, and we expect that DEY will initiate promotional detailing activities for ZYFLO CR in the fall of 2007.
     Beginning three years after the commercial launch of ZYFLO CR, DEY may terminate the co-promotion agreement with six months advance written notice. If the commercial launch of ZYFLO CR is delayed beyond May 31, 2008, DEY has the right to terminate the co-promotion agreement on or before July 1, 2008 by providing written notice, which will be effective 60 days after receipt by us. If DEY exercises this termination right, we will be obligated to pay DEY $2.0 million. In addition, DEY has the right to terminate the co-promotion agreement with two-months prior written notice if ZYFLO CR cumulative net sales for any four consecutive calendar quarters after commercial launch of ZYFLO CR are less than $25 million. Each party has the right to terminate the co-promotion agreement upon the occurrence of a material uncured breach by the other party. Both we and DEY have agreed to use diligent efforts to promote the applicable products in the United States during the term of the co-promotion agreement. In particular, both we and DEY have agreed to provide a minimum number of details per month for ZYFLO and ZYFLO CR. If DEY were to terminate or breach the co-promotion agreement, and we were unable to enter into a similar co-promotion agreement with another qualified party in a timely manner or devote sufficient financial resources or capabilities to independently promoting and marketing ZYFLO or ZYFLO CR, our sales of ZYFLO and ZYFLO CR would be limited and we would not be able to generate significant revenues from product sales. In addition, DEY may choose not to devote time, effort or resources to the promotion and marketing of ZYFLO or ZYFLO CR beyond the minimum required by the terms of the co-promotion agreement. Any decision not to devote sufficient resources to the co-promotion arrangement or any future reduction in efforts under the co-promotion arrangement would limit our ability to generate significant revenues from product sales.
     DEY is a subsidiary of Merck KGaA. Merck KGaA has publicly announced that it is selling its generic business, of which DEY is a part, to Mylan Laboratories Inc. in a transaction expected to close in the second half of 2007. We cannot predict what impact Merck KGaA’s consummation of the sale of its generic business may have on our co-promotion arrangement with DEY.
We depend on MedImmune and Beckman Coulter and expect to depend on additional collaborators in the future for a portion of our revenues and to develop, conduct clinical trials with, obtain regulatory approvals for, and manufacture, market and sell some of our product candidates. These collaborations may not be successful.
     We are relying on MedImmune, Inc., a wholly-owned subsidiary of AstraZeneca PLC, to fund the development of and to commercialize product candidates in our HMGB1 program. We are relying on Beckman Coulter to fund the development and to commercialize diagnostics in our HMGB1 program. All of our revenues prior to October 2005, when we commercially launched ZYFLO, were derived from our collaboration agreements with MedImmune and Beckman Coulter. Additional payments due to us under the collaboration agreements with MedImmune and Beckman Coulter are generally based on our achievement of specific development and commercialization milestones that we may not meet. In addition, the collaboration agreements entitle us to royalty payments that are based on the sales of products developed and marketed through the collaborations. These future royalty payments may not materialize or may be less than expected if the related products are not successfully developed or marketed or if we are forced to license intellectual property from third parties. Accordingly, we cannot predict if our collaborations with MedImmune and Beckman Coulter will continue to generate revenues for us.
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
     In June 2007, AstraZeneca PLC completed its acquisition of MedImmune and MedImmune became a wholly-owned subsidiary of AstraZeneca. We cannot predict what impact this transaction may have on our HMGB1 collaboration with MedImmune. If MedImmune does not devote sufficient time and resources to our collaboration or changes the focus of its programs, it could delay or prevent the achievement of clinical, regulatory and commercial milestones and prevent us from realizing the potential commercial benefits of the collaboration.
IMI may not be successful in developing a product under the patent rights and know-how that we licensed to IMI relating to the mechanical and electrical stimulation of the vagus nerve.
     We have licensed to Innovative Metabolics, Inc., or IMI, patent rights and know-how relating to the mechanical and electrical stimulation of the vagus nerve. We are not involved in IMI’s efforts to develop and commercialize a medical device based on the intellectual property that we licensed to IMI. We will receive additional payments under the IMI license only if IMI is successful in achieving full regulatory approval of such a device or receives a royalty, fee or other payment from a third party in connection with a sublicense of its rights under our license agreement.
We rely on third parties to manufacture and supply the zileuton API, ZYFLO, ZYFLO CR and our product candidates. We expect to continue to rely on these sole source suppliers for these purposes and would incur significant costs to independently develop manufacturing facilities.
     We have no manufacturing facilities and limited manufacturing experience. In order to continue to commercialize ZYFLO and ZYFLO CR, develop product candidates, apply for regulatory approvals and commercialize our product candidates, we need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities. We expect to continue to rely on third parties for production of the zileuton API, commercial supplies of ZYFLO and ZYFLO CR and preclinical and clinical supplies of our product candidates. These third parties are currently our sole source suppliers, and we expect to continue to rely on them for these purposes for the foreseeable future.
     We have contracted with Shasun Pharma Solutions Ltd. for commercial production of the zileuton API, subject to specified limitations, through December 31, 2010. Zileuton API is used in our two FDA-approved oral zileuton products, ZYFLO and ZYFLO CR, as well as in our zileuton injectable product candidate. Our only source of supply for zileuton API is Shasun, which manufactures the zileuton API in the United Kingdom. We then ship zileuton API to a third-party warehouse in the United States. The manufacturing process for the zileuton API involves an exothermic reaction that generates heat and, if not properly controlled by the safety and protection mechanisms in place at the manufacturing sites, could result in unintended combustion of the product. The manufacture of the zileuton API could be disrupted or delayed if a batch is discontinued or damaged, if the manufacturing sites are damaged, or if local health and safety regulations require a third-party manufacturer to implement additional safety procedures or cease production. In addition, there is only one qualified supplier of a chemical known as 2-ABT, which is one of the starting materials for zileuton, and if that manufacturer stops manufacturing 2-ABT, is unable to manufacture 2-ABT or is unwilling to manufacture 2-ABT on commercially reasonable terms or at all, Shasun may be unable to manufacture ZYFLO and ZYFLO CR.
     We have contracted with SkyePharma PLC, through its subsidiary Jagotec AG, for the manufacture of tablets of ZYFLO CR for clinical trials and regulatory review and, subject to negotiating a manufacturing agreement, the manufacture of tablet cores for ZYFLO CR for commercial sale. Our only source of supply for the core tablets of ZYFLO CR is SkyePharma, which manufactures the core tablets in France. The manufacture of the core tablets for ZYFLO CR could be disrupted or delayed if one or more batches are discontinued or damaged or if the manufacturing site were damaged or destroyed. In January 2007, following a decision to concentrate on oral and pulmonary products, SkyePharma announced that it had reached an agreement for the sale of its injectable business. If SkyePharma sells all or a part of its remaining business or the manufacturing site for the core tablets of ZYFLO CR, our ability to produce ZYFLO CR may be impaired.
     We have contracted with Patheon Pharmaceuticals Inc. for the manufacture of commercial supplies of ZYFLO tablets. We have also contracted with Patheon to coat and package the core tablets of ZYFLO CR for commercial supplies. Patheon is currently our only source of finished ZYFLO CR tablets. The manufacture of the finished ZYFLO CR tablets could be disrupted or delayed if one or more batches are discontinued or damaged or if the manufacturing site were damaged or destroyed.

     We are dependent upon Shasun, Patheon and SkyePharma as sole providers, and will be dependent on any other third parties who manufacture our product candidates, to perform their obligations in a timely manner and in accordance with applicable government regulations. For example, during the quarter ended June 30, 2006, one of our contract manufacturers failed to meet our manufacturing specifications relating to certain manufacturing batches of ZYFLO. If third-party manufacturers with whom we contract fail to perform their obligations, we may be adversely affected in a number of ways, including the following:
•	we may not be able to meet commercial demands for ZYFLO or ZYFLO CR;

•	we may be required to cease distribution or issue recalls;

•	we may not be able to initiate or continue clinical trials of our product candidates that are under development; and

•	we may be delayed in submitting applications for regulatory approvals for our product candidates.
     If Shasun, Patheon or SkyePharma experiences any significant difficulties in their respective manufacturing processes for our products including the zileuton API, ZYFLO CR core tablets or finished product for ZYFLO or ZYFLO CR, we could experience significant interruptions in the supply of ZYFLO and ZYFLO CR. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity or the scheduling of manufacturing sufficient for our needs at our third party manufacturing partners, could impair our ability to supply ZYFLO CR and ZYFLO at required levels. Such an interruption could cause us to incur substantial costs and impair our ability to generate revenue from ZYFLO and ZYFLO CR may be adversely affected. In particular, our ability to commercially launch ZYFLO CR depends on having a sufficient supply of ZYFLO CR on hand.
     The zileuton API is manufactured in United Kingdom by Shasun, and we ship the zileuton API to a third-party warehouse in the United States. For the manufacture of ZYFLO, we ship zileuton API to Patheon in Ohio for manufacturing, finishing, packaging and labeling. For the manufacture of ZYFLO CR, we ship zileuton API from the United States to France for manufacturing of core tablets by SkyePharma and we ship core tablets from France to the United States to be coated, packaged and labeled at Patheon. While in transit, our zileuton API and ZYFLO CR core tablets, each shipment of which is of significant value, could be lost or damaged. Moreover, at any time after shipment from Shasun, our zileuton API, which is stored in the United States at third-party warehouse, or our ZYFLO CR core tablets, which are stored at Patheon prior to coating and packaging, and our finished ZYFLO and ZYFLO CR products, which are stored at our third party logistics provider, Integrated Commercialization Solutions, Inc., or ICS, could be lost or suffer damage which would render them unusable. We have attempted to take appropriate risk mitigation steps and to obtain transit insurance. However, depending on when in the process the zileuton API, ZYFLO CR core tablets or finished product is lost or damaged, we may have limited recourse for recovery against our manufacturers or insurers. As a result, our financial performance could be impacted by any such loss or damage to our zileuton API, ZYFLO CR core tablets or finished product.
     We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. If we were required to change manufacturers for the zileuton API, ZYFLO or ZYFLO CR, we would be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and all applicable regulations and guidelines, including FDA requirements and approved NDA product specifications. In addition, we would be required to conduct additional clinical bioequivalence trials to demonstrate that ZYFLO CR manufactured by the new manufacturer is equivalent to ZYFLO CR manufactured by our current manufacturer. Any delays associated with the verification of a new manufacturer or conducting additional clinical bioequivalence trials could adversely affect our production schedule or increase our production costs.
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
Any failure to manage and maintain our distribution network could compromise sales of ZYFLO and ZYFLO CR and harm our business.
     We will continue to rely on third parties to distribute ZYFLO and, following commercial launch, ZYFLO CR to pharmacies. We have contracted with ICS, a third-party logistics company, to warehouse and distribute ZYFLO and, upon commercial launch ZYFLO CR, to three primary wholesalers, AmerisourceBergen Corporation, Cardinal Health and McKesson Corporation, and a number of smaller wholesalers. ICS is our exclusive supplier of commercial distribution logistics services. The wholesalers in turn distribute to chain and independent pharmacies. Sales to AmerisourceBergen Corporation, Cardinal Health and McKesson Corporation collectively accounted for at least 75% of our annual billings for ZYFLO during 2006. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition and results of operations.
     We expect to continue to rely on Phoenix Marketing Group LLC to distribute product samples to our sales representatives, who in turn distribute samples to physicians and other prescribers who are authorized under state law to receive and dispense samples. We contracted with RxHope, Inc. to implement and administer our patient assistance program for ZYFLO. We expect to rely on RxHope to administer our patient assistance program and to distribute ZYFLO and, upon commercial launch ZYFLO CR, to physicians and other prescribers who are authorized under state law to receive and dispense samples.
     This distribution network requires significant coordination with our supply chain, sales and marketing and finance organizations. Failure to maintain our contracts with our logistics company, the wholesalers, Phoenix and RxHope, or the inability or failure of any of them to adequately perform as agreed under their respective contracts with us, could negatively impact us. We do not have our own warehouse or distribution capabilities, we lack the resources and experience to establish any of these functions and we do not intend to establish these functions in the foreseeable future. If we were unable to replace ICS, AmerisourceBergen, Cardinal, McKesson, Phoenix or RxHope in a timely manner in the event of a natural disaster, failure to meet FDA and other regulatory requirements, business failure, strike or any other difficulty affecting any of them, the distribution of ZYFLO and ZYFLO CR could be delayed or interrupted, which would damage our results of operations and market position. Failure to coordinate financial systems could also negatively impact our ability to accurately report and forecast product sales and fulfill our regulatory obligations. If we are unable to effectively manage and maintain our distribution network, sales of ZYFLO and ZYFLO CR could be severely compromised and our business could be harmed.
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
     Our success depends, in part, on our ability to protect proprietary products, methods and technologies that we invent, develop or license under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. The composition of matter patent for zileuton in the United States will expire in 2010. The patent for ZYFLO CR, which relates only to the controlled-release technology used to control the release of zileuton, will expire in 2012. We are exploring strategies to extend and expand the patent protection for our zileuton products, but we may not be able to obtain additional patent protection.
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
We in-license a significant portion of our principal proprietary technologies, and if we fail to comply with our obligations under any of the related agreements, we could lose license rights that are necessary to develop and market our zileuton products, our HMGB1 products and our other product candidates.
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
     We have experienced significant operating losses in each year since our inception in 2000. We had net losses of $17.6 million in the six months ended June 30, 2007 and net losses of $48.8 million in the year ended December 31, 2006. As of June 30, 2007, we had an accumulated deficit of approximately $172.0 million. For the quarter ended June 30, 2007, we recorded $2.3 million of revenue from the sale of ZYFLO and have not recorded revenue from any other product. We expect that we will continue to incur substantial losses for the foreseeable future as we spend significant amounts to fund our research, development and commercialization efforts. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. We will need to generate significant revenues to achieve profitability. Until we are able to generate such revenues, we will not be profitable and will need to raise substantial additional capital to fund our operations.
We will require substantial additional capital to fund our operations. If additional capital is not available, we may need to delay, limit or eliminate our development and commercialization processes.
     We expect to devote substantial resources to support the anticipated commercial launch of ZYFLO CR, to fund addition clinical trials on ZYFLO CR and to fund the development of our other product candidates. Our funding requirements will depend on numerous factors, including:
•	the timing and costs of the commercial launch of ZYFLO CR;

•	the scope, costs and results of our clinical trials on ZYFLO CR and zileuton injection;

•	the amount and timing of sales and returns of ZYFLO and ZYFLO CR;

•	the costs of ongoing sales, marketing and manufacturing activities for ZYFLO and ZYFLO CR;

•	the time and costs involved in preparing, submitting, obtaining and maintaining regulatory approvals for our other product candidates;

•	the timing, receipt and amount of milestone and other payments, if any, from DEY, MedImmune, Beckman Coulter, Innovative Metabolics or future collaborators or licensees;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	continued progress in our research and development programs, as well as the magnitude of these programs, including milestone payments to third parties under our license agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the cost of obtaining and maintaining licenses to use patented technologies;

•	potential acquisition or in-licensing of other products or technologies;

•	our ability to establish and maintain additional collaborative or co-promotion arrangements; and

•	the ongoing time and costs involved in corporate governance requirements, including work related to compliance with the Sarbanes-Oxley Act of 2002.
     Other than payments that we receive from our collaborations with DEY and MedImmune, we expect that sales of ZYFLO will represent our only source of revenue until we commercially launch ZYFLO CR. We believe that our ability to access external funds will depend upon market acceptance of ZYFLO CR, market acceptance of ZYFLO, the success of our other preclinical and clinical development programs, the receptivity of the capital markets to financings by biopharmaceutical companies, our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.
     The extent of our future capital requirements is difficult to assess and will depend largely on our ability to obtain regulatory approval for and successfully commercialize ZYFLO CR and to sell ZYFLO. Based on our operating plans, we believe that our available cash and cash equivalents and anticipated cash received from product sales and anticipated payments received under collaboration agreements will be sufficient to fund anticipated levels of operations into the third quarter of 2008.
     For the six months ended June 30, 2007, our net cash used for operating activities was $8.5 million, and we had no capital expenditures. For the year ended December 31, 2006, our net cash used for operating activities was $51.4 million, and we had capital expenditures of approximately $370,000. If our existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product candidates, we may need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.
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
     Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which are not within our control, could subject our operating results and stock price to volatility, including:
•	the amount and timing of sales of ZYFLO and ZYFLO CR;

•	the timing of operating expenses, including selling and marketing expenses and the costs of maintaining a direct sales force;

•	the availability and timely delivery of a sufficient supply of ZYFLO or ZYFLO CR;

•	the amount of rebates, discounts and chargebacks to wholesalers, Medicaid and managed care organizations related to ZYFLO or ZYFLO CR;

•	the amount and timing of product returns for ZYFLO or ZYFLO CR;

•	achievement of, or the failure to achieve, milestones under our development agreement with MedImmune, our license agreements with Beckman Coulter and Innovative Metabolics and, to the extent applicable, other licensing and collaboration agreement;

•	the results of ongoing and planned clinical trials of our product candidates;

•	production problems occurring at our third party manufacturers;

•	the results of regulatory reviews relating to the development or approval of our product candidates; and

•	general and industry-specific economic conditions that may affect our research and development expenditures.
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
     The market price of our common stock may be subject to substantial volatility as a result of announcements by us or other companies in our industry, including our collaborators. Announcements which may subject the price of our common stock to substantial volatility include announcements regarding:
•	our operating results, including the amount and timing of sales of ZYFLO and ZYFLO CR;

•	our licensing and collaboration agreements and the products or product candidates that are the subject of those agreements;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, product candidates or products by us or our competitors;

•	the development of new technologies, product candidates or products by us or our competitors;

•	regulatory actions with respect to our product candidates or products or those of our competitors; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.
Insiders have substantial control over us and could delay or prevent a change in corporate control, including a transaction in which our stockholders could sell or exchange their shares for a premium.
     As of July 31, 2007, our directors, executive officers and 10% or greater stockholders, together with their affiliates, to our knowledge, beneficially owned, in the aggregate, approximately 23.1% of our outstanding common stock. As a result, our directors, executive officers and 10% or greater stockholders, together with their affiliates, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:
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
Item 4. Submission of Matters to a Vote of Security Holders.
The following matters were submitted to a vote of our stockholders at our 2007 Annual Meeting of Stockholders held on May 2, 2007 and approved by the requisite vote of our stockholders as follows:
     1. To elect Jean George and Frank E. Thomas to our board of directors to serve as Class III directors, each for a term of three years.

	Number of Shares
Nominee	For	Withheld
Jean George	36,109,563	43,240
Frank E. Thomas	36,119,168	33,635
     2. To ratify our audit committee’s selection of Deloitte & Touche LLP as our registered public accounting firm for the fiscal year ending December 31, 2007.

Number of Shares
For	Against	Abstain
36,132,458	19,345	1,000
The number of shares of our common stock eligible to vote as of the record date of March 5, 2007 was 43,066,165 shares.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.
     The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITICAL THERAPEUTICS, INC.

Date: August 9, 2007	/s/ Frank E. Thomas

Frank E. Thomas
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: August 9, 2007	/s/ Jeffrey E. Young

Jeffrey E. Young
Vice President of Finance, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1 +	Amendment No. 1, dated May 9, 2007, to Agreement for Manufacturing and Supply of Zileuton effective February 8, 2005, by and between Shasun Pharma Solutions Limited and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, as filed with the SEC on May 10, 2007 (SEC File No. 000-50767)).

10.2 +	Manufacturing Services Agreement between Patheon Pharmaceuticals Inc. and the Registrant dated May 9, 2007 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, as filed with the SEC on May 10, 2007 (SEC File No. 000-50767)).

10.3 +	License and Supply Agreement, dated May 16, 2007, by and between CyDex, Inc. and the Registrant.

10.4 +	FFIS Co-Promotion Agreement, dated June 25, 2007, by and between Dey, L.P. and the Registrant.

10.5 +	Amendment No. 1, dated June 25, 2007, to Co-Promotion and Marketing Services Agreement, effective March 13, 2007, by and between the Registrant and Dey, L.P.

10.6 +	First Amendment, dated June 29, 2007, to Exclusive License Agreement effective January 29, 2007, by and between the Registrant and Innovative Metabolics, Inc.

10.7 +	Amendment No. 3, dated June 29, 2007, to Sponsored Research and License Agreement effective January 1, 2003, between the Registrant and The Feinstein Institute for Medical Research.

31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.