Form 10-K
period 2007-12-31
CRITICAL THERAPEUTICS INC
filed 2008-03-28
CIK 1145404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2007 was approximately $75,463,451, based on a price per share of $2.18, the last reported sale price of the registrant’s common stock on the NASDAQ Stock Market on that date.

As of March 19, 2008, the registrant had 42,805,348 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for the registrant’s 2008 annual meeting of stockholders currently expected to be held on May 28, 2008, which is currently expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III of this report.

CRITICAL THERAPEUTICS, INC.

ANNUAL REPORT
ON FORM 10-K

INDEX

PART I

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of historical fact, including statements regarding our future sales and marketing efforts for ZYFLO CRtm (zileuton) extended-release tablets, or ZYFLO CR; possible therapeutic benefits and market acceptance of ZYFLO CR; the progress and timing of our drug development programs and related trials; the efficacy of our drug candidates; and our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, may be forward-looking statements under the provisions of The Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates” and risks relating to: our ability to successfully market and sell ZYFLO CR, including the success of our co-promotion arrangement with Dey, L.P., a wholly-owned subsidiary of Mylan Inc., or DEY; our ability to transition our management team effectively; our current review of our business strategy and future operations, and the implementation of changes in our business strategy and future operations, if any, approved by our board of directors; our ability to develop and maintain the necessary sales, marketing, distribution and manufacturing capabilities to commercialize ZYFLO CR; patient, physician and third-party payor acceptance of ZYFLO CR as a safe and effective therapeutic product; adverse side effects experienced by patients taking ZYFLO CR or ZYFLO® (zileuton tablets) immediate-release formulation of zileuton, or ZYFLO; our heavy dependence on the commercial success of ZYFLO CR; our ability to maintain regulatory approvals to market ZYFLO CR; the success of our co-promotion agreement with DEY for PERFOROMISTtm (formoterol fumarate) Inhalation Solution, or PERFOROMIST; our ability to successfully enter into additional strategic co-promotion, collaboration or licensing transactions on favorable terms, if at all; conducting clinical trials, including difficulties or delays in the completion of patient enrollment, data collection or data analysis; the results of preclinical studies and clinical trials with respect to our products under development and whether such results will be indicative of results obtained in later clinical trials; our ability to obtain the substantial additional funding required to conduct our research, development and commercialization activities; our dependence on our strategic collaboration with MedImmune, Inc., a wholly-owned subsidiary of AstraZeneca PLC; and our ability to obtain, maintain and enforce patent and other intellectual property protection for ZYFLO CR, our discoveries and drug candidates. These and other risks are described in greater detail below under the caption “Risk Factors” in Part I, Item 1A. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements in this annual report on Form 10-K represent our views only as of the date of this annual report on Form 10-K and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. In particular, as discussed elsewhere in this annual report on Form 10-K, we are considering potential changes in our business strategy and future operations. If we determine to pursue an alternative strategy or engage in a strategic transaction, the descriptions of our strategy, future operations and financial position, future revenues, projected costs and prospects and the plans and objectives of management in this annual report on Form 10-K may no longer be applicable. Because of the significant uncertainty regarding our future plans, the forward-looking statements contained herein do not reflect the potential impact of a potential change in our existing business strategy.

ITEM 1.	BUSINESS

Overview

Critical Therapeutics, Inc. is a biopharmaceutical company focused on the development and commercialization of products designed to treat respiratory, inflammatory and critical care diseases linked to the body’s inflammatory response. Our marketed product is ZYFLO CR, an extended-release formulation of zileuton, which the U.S. Food and Drug Administration, or FDA, approved in May 2007 for the prevention and chronic treatment of asthma in adults and children 12 years of age or older. We licensed from Abbott Laboratories exclusive worldwide rights to ZYFLO CR, ZYFLO, an immediate-release tablet formulation of zileuton, and other formulations of zileuton for multiple diseases and conditions. We began selling ZYFLO CR in the United States in September 2007. In addition, we are developing an injectable formulation of zileuton, or zileuton injection.

In preparation for commercialization of ZYFLO CR, we increased our sales force from 18 to 42 representatives. In September 2007, at the time we launched ZYFLO CR, our sales force and the sales force of our co-promotion partner, Dey, L.P., or DEY, began actively promoting ZYFLO CR and ceased actively promoting ZYFLO. However, we expect supplies of ZYFLO to remain in the sales channel into the second quarter of 2008. We have initiated a Phase I clinical trial to examine the pharmacokinetic and pharmacodynamic profile of the R(+) isomer of zileuton to determine if there are potential dosing improvements for patients from this isomer. In addition, we are developing zileuton injection initially for use in emergency room or urgent care centers for patients who suffer acute exacerbations of asthma. In August 2006, we announced results from our Phase I/II clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of zileuton injection in patients with asthma. We initiated a Phase II clinical trial in October 2007 with zileuton injection in asthma patients designed to evaluate the most appropriate dose for later-stage clinical trials.

On March 13, 2007, we entered into an agreement with DEY, under which we and DEY agreed to jointly promote ZYFLO and ZYFLO CR. On June 25, 2007, we entered into a definitive agreement with DEY to jointly promote DEY’s product PERFOROMIST for the treatment of chronic obstructive pulmonary disease, or COPD. In October 2007, after expanding our sales force to more than 40 representatives, we announced that we had commercially launched PERFOROMIST with DEY.

We are conducting preclinical work in our alpha-7 program. We believe the successful development of a small molecule product candidate targeting the nicotinic alpha-7 cholinergic receptor, or alpha-7 receptor, could lead to a novel treatment for severe acute inflammatory disease, as well as an oral anti-cytokine therapy that could be directed at chronic inflammatory diseases such as asthma and rheumatoid arthritis. Based on preclinical studies, we have selected lead and backup molecules for evaluation in good laboratory practices, or GLP, toxicology studies. Provided the data are supportive, we expect to file an investigational new drug application, or IND, in 2009. In addition, we plan to seek collaborations with other pharmaceutical companies for our alpha-7 program to develop and commercialize possible product candidates in multiple development opportunities that may exist within this program prior to the initiation of human clinical trials. We have licensed to Innovative Metabolics, Inc., or IMI, patent rights and know-how relating to the mechanical and electrical stimulation of the vagus nerve. This license agreement specifically excludes from the licensed field pharmacological modulation of the alpha-7 receptor.

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

Review of Strategic Alternatives

We are in the process of reviewing a range of strategic alternatives that could result in potential changes to our current business strategy and future operations. As part of this process, we are considering alternatives to our current business strategy designed to maximize the value of our commercial organization and product development programs. We have engaged an investment bank to advise us in this process. As a result of this process, we could determine to:

•	engage in one or more potential transactions, such as the sale or divestiture of certain of our assets, the merger or sale of our company or other strategic transactions; or

•	continue to operate our business in accordance with our existing business strategy.

Pending any decision to change strategic direction, we are continuing our commercial and development activities in accordance with our existing business strategy with an increased focus on managing our cash position. We cannot assure you that our evaluation of strategic alternatives will lead to a change in our current business strategy or future operations, or result in one or more transactions.

Our Product Pipeline

The following table sets forth the current status of our products and product candidates in development and our research and development programs:

*	Being developed with MedImmune under an exclusive license and collaboration agreement. Diagnostic assays directed towards HMGB1 are being developed with Beckman Coulter under a license agreement.

Zileuton

In 2003, we acquired from Abbott exclusive worldwide rights to develop and market ZYFLO CR and other formulations of zileuton for multiple diseases and conditions. In 2004, we acquired from Abbott exclusive worldwide rights to develop and market ZYFLO. The FDA approved our supplemental new drug application, or sNDA, for ZYFLO on September 28, 2005 and we began selling ZYFLO in the United States in October 2005. We ceased manufacturing and supplying ZYFLO in February 2008. The FDA approved our NDA for ZYFLO CR on May 30, 2007, and we subsequently launched ZYFLO CR in the United States on September 27, 2007.

Zileuton blocks the activity of the 5-lipoxygenase enzyme, which is the main enzyme responsible for formation of a family of lipids known as leukotrienes. There are many different leukotrienes, and the mechanism of action of ZYFLO CR blocks production of the entire leukotriene family. Leukotrienes are in part responsible for the inflammatory response associated with asthma and are known to cause many of the biological effects that contribute to inflammation, mucus production and closing of the lung airways of asthmatic patients. Leukotrienes are also implicated in the disturbance of normal lung airway function in certain other diseases, including chronic obstructive pulmonary disease, or COPD. ZYFLO CR and ZYFLO are the only FDA-approved products that block the activity of the 5-lipoxygenase enzyme.

Therapeutic Opportunity

Asthma is a chronic respiratory disease characterized by the narrowing of the lung airways, making breathing difficult. An asthma attack leaves the victim short of breath as the airways become constricted and inflamed. The National Center for Health Statistics estimates that in 2005 approximately 22.2 million people in the United States had asthma and approximately 12.2 million people in the United States had asthma attacks. Severe asthma attacks can be life threatening. The National Center for Health Statistics estimates that in 2005 approximately 1.8 million hospital emergency room visits in the United States involved asthma attacks and approximately 488,594 hospital discharges were attributable to asthma.

There is no one ideal treatment for asthma, and there is no cure. Currently, patients are treated with a combination of products that are designed primarily to manage their disease symptoms by opening the airways in the lungs and reducing inflammation. Typical treatments include bronchodilatory drugs, such as Serevent®, leukotriene receptor antagonists, or LTRAs, such as Singulair®, inhaled corticosteroids, such as Flovent® and combination products such as Advair®, which is a combination of an inhaled corticosteroid and a long-acting bronchodilator. We believe many prescribing physicians are dissatisfied with the treatment options available for uncontrolled asthmatic patients due to the inability of these treatments to control symptoms reliably. A recent study, titled “Real-world Evaluation of Asthma Control and Treatment (REACT): Findings from a National Web-based Survey” and published in the American Academy of Allergy, Asthma, and Immunology, stated that nearly 55% of all moderate to severe asthmatics remain uncontrolled despite being treated with asthma medications.

We believe that many patients with asthma may benefit from therapy with ZYFLO CR. ZYFLO CR actively inhibits the main enzyme responsible for the production of a broad spectrum of lipids responsible for the symptoms associated with asthma, including all leukotrienes. We are marketing ZYFLO CR as a treatment for asthma patients who do not gain adequate symptomatic control from other currently available medications.

Zileuton Product Development

ZYFLO: The Tablet Formulation of Zileuton

ZYFLO and ZYFLO CR are the only 5-lipoxygenase inhibitor drugs to be approved for marketing by the FDA. In 1996, ZYFLO was approved by the FDA as an immediate-release, four-times-a-day tablet for the prevention and chronic treatment of asthma in adults and children 12 years of age and older. ZYFLO was first launched in the United States in 1997. The FDA approved our sNDA for ZYFLO on September 28, 2005, and we began selling ZYFLO in the United States in October 2005. We recognized revenue from sales of ZYFLO of $8.7 million in 2007, $6.6 million in 2006 and $387,000 in 2005. We recognized revenue from sales of ZYFLO CR of $2.3 million in 2007.

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

In January 2008, we requested and received from the FDA a waiver from the requirement to provide six-months’ notice to cease manufacturing ZYFLO, the immediate-release formulation of zileuton. As a result, we no longer manufacture or supply ZYFLO to the market. Through the normal course of our business, we have depleted the remaining inventory available for sale to wholesalers. We anticipate that all of the immediate-release product available from wholesalers to retailers will be depleted in March 2008 and only a limited amount of product will be available at the retail level, such as pharmacies. As a result, we have undertaken a number of initiatives to educate the market about the cessation of manufacturing of ZYFLO to ensure a smooth transition for patients and doctors, including:

•	submission of healthcare a professional letter to the FDA’s drug shortage group for posting on the FDA website;

•	communication to wholesalers, who will provide notification to retail pharmacies, of the discontinuation of ZYFLO and availability of ZYFLO CR;

•	delivery by our sales representatives of communications to pharmacists, doctors and other associated healthcare professionals;

•	managed care notification and communication to health plans; and

•	direct mail notification to identified providers who have prescribed ZYFLO in the last 12 months.

ZYFLO CR: The Extended-Release Formulation of Zileuton

We commercially launched ZYFLO CR in September 2007, following its approval by the FDA in May 2007. We believe ZYFLO CR offers a more convenient regimen for patients because of its twice-daily, two tablets per dose dosing regimen, as compared to ZYFLO’s four-times daily dosing regimen, which we believe may increase patient drug compliance. Abbott completed Phase III clinical trials for this formulation in asthma, but did not submit an NDA. We submitted the NDA for ZYFLO CR to the FDA based on safety and efficacy data generated from two completed Phase III clinical trials, a three-month efficacy trial and a six-

month safety trial, each of which was completed by Abbott. The study reports prepared by Abbott for these clinical trials showed:

•	In a three-month pivotal efficacy trial, in which 397 patients received either ZYFLO CR or placebo, patients taking ZYFLO CR demonstrated statistically significant improvements over placebo in objective measures of asthma control, such as mean forced expiratory volume in one second, or FEV1. In the trial, patients taking ZYFLO CR showed a reduced need for bronchodilatory drugs as a rescue medication to alleviate uncontrolled symptoms. In this trial, 2.5% of the patients taking ZYFLO CR experienced ALT levels greater than or equal to three times the level normally seen in the bloodstream, compared to 0.5% of the patients taking placebo.

•	In a six-month safety trial, in which 706 patients received either a combination of ZYFLO CR and their usual asthma medications or a combination of placebo and their usual asthma medications, 1.78% of the patients taking ZYFLO CR and their usual asthma medications experienced ALT levels greater than or equal to three times the level normally seen in the bloodstream, compared to 0.65% of the patients taking placebo and their usual asthma medications.

To be able to rely on the results of Abbott’s pivotal clinical trials, we conducted two comparative bioavailability studies intended to show that the pharmacokinetic profile of ZYFLO CR tablets that we have manufactured was similar to the pharmacokinetic profile of the ZYFLO CR tablets previously manufactured by Abbott and used in Abbott’s clinical trials. We conducted both a single-dose and a multiple-dose pharmacokinetic study. The studies assessed the pharmacokinetics of ZYFLO CR in volunteers under both fed and fasting conditions.

We entered into an agreement in March 2007 with DEY under which we and DEY jointly co-promote ZYFLO CR.

Injectable Formulation of Zileuton

We are developing zileuton injection for use as an adjunctive treatment for patients with acute exacerbations of asthma. We believe acute exacerbations of asthma are a significant unmet medical need that occurs in asthma patients who are poorly controlled on their existing medications. According to the American Lung Association, in 2005, approximately 1.8 million hospital emergency room visits in the United States involved asthma attacks and approximately 488,594 hospital discharges were attributable to asthma. We are developing zileuton injection as a new treatment option for acute asthma patients in the emergency department that can be added to existing therapies in order to improve pulmonary function by controlling both bronchospasm and pulmonary inflammation through zileuton’s mechanism of action, 5-lipoxygenase inhibition. Currently, most patients suffering severe asthma attacks are treated with bronchodilators inhaled via a nebulizer, typically for 20 minutes or more. Nebulizers attempt to restore airway function by delivering the bronchodilatory drug directly into the lungs. However, the patient’s ability to get the drug into his or her lungs may be impaired by his or her inability to breathe efficiently due to the severe asthma attack. Clinical data demonstrate that zileuton exhibits its maximum effect on lung function when the blood drug concentration reaches its peak level and that the effect can be achieved after a single oral dose of zileuton. We believe that an injectable formulation of zileuton that would deliver zileuton directly to the bloodstream would have a rapid onset of action, reaching peak blood concentration within minutes of the injection. We believe that this rapid delivery of the drug to the patient’s bloodstream may lead to more rapid symptom improvements, and potentially reduce the number of hospital admissions of patients arriving in the emergency room suffering from a severe asthma attack.

In August 2006, we announced results from a Phase I/II clinical trial with zileuton injection in chronic stable asthmatics. The trial included measurements to detect evidence of improvement in lung function. The double-blind, placebo-controlled trial enrolled 60 patients at 10 clinical sites in the United States. Patients enrolled in the trial had a mean forced expiratory volume in one second, or FEV1, of 63 percent of predicted normal at baseline and a mean age of 40 years. Patients enrolled in the trial were randomized into four escalating dose groups, 75 mg, 150 mg, 300 mg and 600 mg, and received one infusion of either zileuton injection or placebo. Each of the four dose groups enrolled 15 patients, of whom 12 received zileuton injection and three received placebo. All 60 patients who were randomized completed the trial.

Patients in each of the four zileuton injection cohorts showed a greater mean percentage improvement in FEV1 than patients in the placebo group when measured at 10, 30 and 60-minute intervals after dosing. The 300 mg dose was predicted to approximate the blood level exposure of the currently approved immediate-release oral dose of ZYFLO. In this trial, the 300 mg dose group showed a mean improvement in FEV1 from baseline of 13.7 percent at 60 minutes after dosing. In addition, zileuton injection was well tolerated at all doses tested with no serious adverse events reported in the trial.

We initiated a Phase II clinical trial with zileuton injection in chronic stable asthmatics in October 2007. This Phase II clinical trial is a placebo-controlled, three-period cross-over study in 36 patients with stable, moderate-to-severe asthma and a FEV1 of 40-80% of predicted normal. In this trial, patients receive 150 mg or 300 mg doses of zileuton injection or placebo, administered via a peripheral intravenous, or IV, catheter at a standard continuous rate. This trial is designed to help establish the pulmonary function profile, safety, tolerability, and pharmacokinetic profile of zileuton injection and to help identify the optimal dose to be used in future trials.

Commercialization Strategy

Upon receiving approval for ZYFLO CR in May 2007, we began rebuilding our sales and marketing team and infrastructure to commercially launch the product in September 2007. As of February 29, 2008, we have a respiratory sales force of approximately 39 representatives who are focused on promoting ZYFLO CR and PERFOROMIST to prescribing physicians in major markets across the United States. We are seeking to convert prescribing and usage of ZYFLO to ZYFLO CR and to increase utilization of ZYFLO CR by prescribing physicians.

In March 2007, we entered into a co-promotion agreement with DEY, a subsidiary of Mylan Inc., under which we and DEY agreed to jointly promote ZYFLO and, after approval by the FDA, ZYFLO CR. DEY has a respiratory sales force consisting of approximately 200 clinical sales representatives as of February 29, 2008. Under the co-promote agreement, DEY is required to provide a specified number of details per month for ZYFLO CR, in the second position, to office-based physicians and other health care professionals, including a minimum number of details delivered to respiratory specialists, such as allergists and pulmonologists. Under the co-promotion agreement, we have agreed to provide a specified number of details per month for ZYFLO CR in the first position. We anticipate that our sales representatives and DEY’s sales representatives will promote ZYFLO CR to a total of approximately 18,000 physicians prescribing high levels of asthma medications. From 2008 through 2010, we and DEY each have agreed to contribute 50 percent of out-of-pocket promotion expenses for ZYFLO CR that are accrued or paid to third-parties and approved by a joint commercial committee. We and DEY each have agreed to contribute a minimum of $3.0 million per year for these promotion expenses. We were responsible for third-party promotion costs during 2007.

We believe that there is a market opportunity for the use of ZYFLO CR as an add-on therapy option for patients whose asthma symptoms are not adequately controlled with the use of inhaled corticosteroids and other conventional therapies, including LTRAs and long-acting beta agonists, or LABAs. Our belief is based on information that we have gathered through extensive direct interactions and market research with respiratory specialists, including allergists and pulmonologists and primary care physicians, such as:

•	more than 33 months of in-depth interaction between our team of medical science liaisons, or MSLs, and key opinion leaders in the treatment of respiratory diseases, including asthma;

•	more than two years of interaction between our sales force and respiratory specialists who treat asthma; and

•	qualitative and quantitative market research that we have conducted since 2004.

In preparation for the launch of ZYFLO CR, we conducted market research in 2007 with 150 specialists, 75 allergists and 75 pulmonologists, and 153 primary care physicians, or PCPs. This market research study included the following findings:

•	70% of specialists responded that the release of ZYFLO CR would greatly facilitate the acceptance of the product by the specialist community; and

•	66% of primary care physicians responded that they would be interested in using ZYFLO CR as part of their treatment regimen, despite the fact that only one in 10 of these physicians had ever prescribed ZYFLO in the past.

We continue to conduct research to refine our messaging, positioning and understanding of prescriber attitudes and perceptions of ZYFLO CR.

We are positioning ZYFLO CR as an alternative treatment for asthma patients who do not gain adequate control of their symptoms with other currently available medications, including inhaled corticosteroids, long-acting beta agonists and LTRAs. We are promoting ZYFLO CR to respiratory specialists, managed care decision makers and some primary care physicians who treat large volumes of asthma patients. As part of our marketing strategy, we attempt to educate key opinion leaders and physicians on the scientific data that differentiates the mechanism of action of ZYFLO CR from other asthma treatments and emphasize clinical data that show safety and efficacy for ZYFLO CR in asthma.

We are also attempting to maximize patient and physician access to ZYFLO CR by addressing the position of ZYFLO CR on managed care formularies. We believe that in many managed care formularies ZYFLO CR has been removed or relegated to third-tier status, which requires the highest co-pay for patients prescribed the product. In some cases, managed care organizations, or MCOs, may require additional evidence that a patient had previously failed another therapy, additional paperwork or prior authorization from the MCO before approving reimbursement for ZYFLO CR.

In June 2007, the National Heart Lung, and Blood Institute, or NHLBI, released an updated version of the Guidelines for the Diagnosis and Management of Asthma. In these guidelines, zileuton is specifically mentioned in steps three and four in the treatment spectrum as an alternative option in the treatment of asthma. This is the first time zileuton has been mentioned in these guidelines, and we believe this may provide additional scientific credibility to ZYFLO CR in the marketplace. In addition to the changes in the recommended treatment protocol for asthma, the updated guidelines continue to support the transition to discussing asthmatic patients in terms of their level of control rather than their severity level.

Since the commercial launch of ZYFLO CR in September 2007, we have experienced growth in overall prescription volume and the number of physicians prescribing ZYFLO CR, and we believe this growth is due to the greater market acceptance of the twice-daily dosing of ZYFLO CR compared to the four-times daily immediate-release formulation of ZYFLO. Prescriptions for ZYFLO CR and ZYFLO increased 38% and the number of active prescribers for the products increased 36% in the fourth quarter of 2007 when compared to the fourth quarter of 2006.

We are exploring the therapeutic benefits of zileuton in treating a range of diseases and conditions, including acute asthma exacerbations and COPD. We are aware, for instance, of clinical data available in publications of clinical trials and individual patient case studies that indicate zileuton has shown efficacy in the treatment of nasal polyps. The NIH sponsored and is funding a clinical trial to evaluate whether using ZYFLO to treat patients admitted to the hospital with acute exacerbations of COPD will shorten their hospital stay. The clinical trial began in September 2007 and is being conducted by the COPD Clinical Research Network. In each case, if we develop zileuton for one of these diseases or conditions, we will need to commence clinical development programs to generate sufficient information to obtain a regulatory label.

R(+) Isomer of Zileuton

We have obtained preclinical data that shows a single enantiomer of zileuton possesses higher potency for 5-lipoxygenase inhibition and clinical data after dosing of the racemate that demonstrates this enantiomer exhibits a more prolonged plasma pharmacokinetic exposure profile. We believe that these features offer the opportunity for us to develop a product candidate with a reduced tablet size or less frequent dose administration. In 2007, we initiated a Phase I clinical trial in healthy volunteers designed to evaluate this enantiomer to establish its pharmacokinetic and 5-lipoxygenase inhibitory profiles. This trial completed its clinical phase in December 2007, and we are currently evaluating the data. We believe this program could enable us to examine the potential development of a new zileuton tablet product candidate for the treatment of asthma and other indications, such as COPD.

Critical Care: The Inflammatory Response

We are developing product candidates directed towards reducing the potent inflammatory response that we believe is associated with the pathology, morbidity and, in some cases, mortality in many acute and chronic diseases. Our early-stage product development programs center on controlling the production of potent inflammatory mediators that play a key role in regulating the body’s immune system. The cascading release of the inflammatory mediators that occurs in many disease settings leads, in large part, to the uncontrolled, pathologic inflammation that can occur in trauma, infection and autoimmune and allergic diseases. We believe that this cascade plays an important role in the severe inflammatory response seen in:

•	acute diseases and conditions that lead to admission to the ICU, such as sepsis and septic shock; and

•	acute exacerbations of chronic diseases that frequently lead to hospitalization, such as asthma, lupus and rheumatoid arthritis.

In the setting of severe infection, trauma, severe bleeding or a lack of oxygen to the major organs of the body, the overproduction of inflammatory mediators, including cytokines, can lead to organ failure, tissue destruction and, eventually, death. When cytokine levels become elevated, an excessive inflammatory response occurs that may potentially result in damage to vital internal organs and, in the most severe cases, multiple organ failure and death. Many previous therapies directed at cytokines, such as tumor necrosis factor alpha, or TNF alpha, in acute diseases have failed in clinical development.

The individual programs within our portfolio, while targeted toward the inflammatory response, exert their effects through different mechanisms of action. These programs include:

•	an alpha-7 nicotinic acetylcholine receptor program directed towards a receptor that we believe regulates the release of the cytokines that play a fundamental role in the inflammatory response, including TNF alpha, in response to an inflammatory stimulus; and

•	an HMGB1 program directed towards the pro-inflammatory protein HMGB1.

These programs are described in more detail below.

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

Historically, a number of companies have focused on the alpha-7 receptor target for the treatment of central nervous system, or CNS, diseases. We believe the discovery of the role of this receptor in inflammation has led to a new opportunity for the development of products to treat diseases in which inflammation plays a role. We are undertaking a program to develop a small molecule product candidate that inhibits the inflammatory response by stimulating the alpha-7 receptor on human inflammatory cells.

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

Development Strategy

We are currently completing preclinical evaluations of proprietary small molecule product candidates in our alpha-7 program. We have seen positive results with our molecules in animal models of allergic lung inflammation and acute lung injury, including models using alpha-7 knock-out mice. We believe the initial results support the concept that the alpha-7 receptor plays an important role in modulating the severity of inflammation in these models and that our molecules work by stimulating this receptor. We have selected both a lead and a backup molecule, and we believe both have shown promising preclinical pharmacology and non-GLP toxicology results. We moved the lead molecule into GLP toxicology evaluations in 2008 and, provided the data are supportive, expect to file an IND in 2009. We plan to seek a collaborator for our alpha-7 nicotinic receptor agonist program to develop and commercialize possible product candidates in multiple development opportunities that may exist for this program prior to inititation of human clinical trials.

HMGB1 Program

We are evaluating mechanisms to prevent HMGB1 from effecting its role in inflammation-mediated diseases. HMGB1 has been identified as a potential late mediator of inflammation-induced tissue damage. Unlike other previously identified cytokines, such as interleukin-1 and TNF alpha, HMGB1 is expressed much later in the inflammatory response and persists at elevated levels in the bloodstream for a longer time period. We believe, therefore, that HMGB1 is a unique target for the development of products to treat inflammation-mediated diseases.

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

As part of the MedImmune collaboration, the research programs are currently aimed at generating antibodies that can neutralize circulating HMGB1 prior to it binding to its receptor. Fully human antibodies directed towards HMGB1, including fully human antibodies identified as part of the MedImmune collaboration, are currently in preclinical development. In December 2005, MedImmune agreed that proof of concept had been achieved for two preclinical models with human anti-HMGB1 monoclonal antibodies. These antibodies are now undergoing further evaluation with the goal of selecting candidates for use in clinical testing.

Therapeutic Opportunity

We believe that HMGB1’s delayed and prolonged expression offers a new target for the development of products for acute diseases that can result in multiple organ failure, including sepsis and septic shock, and acute exacerbations of chronic diseases associated with the inflammatory response mediated by cytokines, such as rheumatoid arthritis and lupus.

Sepsis is the body’s systemic inflammatory response to infection or trauma. In animal models relating to septic shock, monoclonal antibodies targeting HMGB1 were successful in significantly reducing the mortality rate associated with these models. To date, limited clinical investigations have identified that patients with sepsis have elevated levels of HMGB1 in their bloodstream, compared to normal individuals, who do not have detectable levels of HMGB1 in their bloodstream. The elevated HMGB1 levels appeared to be greatest in the patients who subsequently died as a result of their disease.

Similar treatment opportunities also exist with other diseases that include an HMGB1 component, such as rheumatoid arthritis. Elevated levels of HMGB1 have been observed in the synovial fluid in the joints of rheumatoid arthritis patients, and positive symptom responses have been achieved in animal models of rheumatoid arthritis with anti-HMGB1 therapy. Human monoclonal antibodies jointly generated by the collaboration with MedImmune have demonstrated promising activity in assays and animal models with relevance to clinical arthritis and lupus.

Clinical Strategy

We have generated a number of fully human antibodies that bind to HMGB1 and that are active in vitro and in vivo. A number of these antibodies have demonstrated a dose-dependent benefit on survival in a mouse model of sepsis and a reduction in clinical arthritis symptoms in mouse and rat models of arthritis. In some of these tests, the monoclonal antibodies were administered in a treatment model after disease onset, as opposed to the preventive model in which the drug is administered before disease onset.

The research phase of the collaboration has ended and, under the collaboration agreement, MedImmune is responsible for conducting programs necessary to advance potential product candidates into Phase I clinical trials. As of December 31, 2007, no decision to select a clinical candidate had been made.

Collaborations

Zileuton Co-Promotion Agreement with DEY

On March 13, 2007, we entered into an agreement with DEY under which we and DEY agreed to jointly co-promote ZYFLO and, after approval by the FDA, ZYFLO CR. Under the co-promotion and marketing services agreement, we granted DEY an exclusive right and license or sublicense, under patent rights controlled by us, to promote and detail ZYFLO and ZYFLO CR in the United States, together with us and our affiliates, for asthma and, subject to FDA approval, other respiratory conditions.

Both we and DEY have agreed to use diligent efforts to promote the applicable products in the United States during the term of the co-promotion agreement. In addition, DEY has agreed to provide a minimum number of details per month for ZYFLO CR in the second position to office-based physicians and other health care professionals, including a minimum number of details delivered to respiratory specialists, such as allergists and pulmonologists. We have agreed to provide a minimum number of details per month for ZYFLO CR in the first position. From 2008 through 2010, we and DEY each have agreed to contribute 50% of approved out-of-pocket promotional expenses for ZYFLO CR that are accrued or paid to third-parties. We and DEY each have agreed to contribute a minimum of $3.0 million per year for these promotional expenses. We were responsible for third-party promotional costs during 2007.

Under the co-promotion agreement, DEY paid us in 2007 a non-refundable upfront payment of $3.0 million upon signing the co-promotion agreement, non-refundable milestone payments of $4.0 million following approval by the FDA of the NDA for ZYFLO CR and $5.0 million following commercial launch of ZYFLO CR. Under the co-promotion agreement, we record all quarterly net sales of ZYFLO and ZYFLO CR, after third-party royalties, up to $1.95 million. We pay DEY a portion of quarterly net sales of ZYFLO and ZYFLO CR, after third-party royalties, in excess of $1.95 million. From the date DEY began detailing ZYFLO through the commercial launch of ZYFLO CR in September 2007, we agreed to pay DEY 70% of quarterly net sales, after third-party royalties, in excess of $1.95 million. Following the commercial launch of ZYFLO CR in September 2007 through December 31, 2010, we have agreed to pay DEY 35% of quarterly net sales, after third-party royalties, in excess of $1.95 million. From January 1, 2011 through December 31, 2013, we have agreed to pay DEY 20% of quarterly net sales, after third-party royalties, in excess of $1.95 million.

The co-promotion agreement has a term expiring on December 31, 2013, which may be extended upon mutual agreement by the parties. Beginning three years after the commercial launch of ZYFLO CR, either party may terminate the co-promotion agreement with six-months’ advance written notice. In addition, DEY has the right to terminate the co-promotion agreement with two-months’ prior written notice if ZYFLO CR cumulative net sales for any four consecutive calendar quarters after commercial launch of ZYFLO CR are less than $25 million. Each party has the right to terminate the co-promotion agreement upon the occurrence of a material uncured breach by the other party.

DEY has agreed not to manufacture, detail, sell, market or promote any product containing zileuton as one of the active pharmaceutical ingredients for sale in the United States until the later of one year after expiration or termination of the co-promotion agreement and March 15, 2012. However, if an AB-rated generic product to ZYFLO CR is introduced, DEY would not be subject to these non-competition obligations and DEY will have the exclusive right to market the authorized generic version of ZYFLO CR. DEY also will not be subject to these non-competition obligations if DEY terminates the co-promotion agreement either because ZYFLO CR cumulative net sales for any four consecutive calendar quarters after commercial launch of ZYFLO CR are less than $25 million or upon the occurrence of a material uncured breach by us.

A joint commercial committee with two members from Critical Therapeutics and two members from DEY oversees co-promotion activities under the co-promotion agreement. The co-promotion agreement provides that the joint commercial committee will make decisions by unanimous agreement, with disagreements being referred for resolution by the Chief Executive Officer of each party and further disputes being subject to non-binding mediation.

PERFOROMIST Co-Promotion Agreement with DEY

On June 25, 2007, we entered into a co-promotion agreement with DEY relating to PERFOROMIST, DEY’s product for the treatment of COPD. Under the co-promotion agreement, DEY granted us a right and license or sublicense to promote and detail PERFOROMIST in the United States, together with DEY. The co-promotion agreement supersedes a binding letter agreement between DEY and us dated March 13, 2007 relating to the co-promotion of PERFOROMIST.

Both we and DEY have agreed to use diligent efforts to promote PERFOROMIST in the United States during the term of the co-promotion agreement. In addition, we have agreed to provide a minimum number of primary detail equivalents per month for PERFOROMIST to a specified group of office-based physicians and other health care professionals. We are responsible for our own sales force expenses, including the cost of promotional materials used by our sales force. Under this co-promotion agreement, DEY has agreed to pay us a co-promotion fee under a calculation based on retail sales of PERFOROMIST.

During the term of this co-promotion agreement and for a period of one year after the expiration or termination of the co-promotion agreement, we have agreed not to manufacture, detail, sell, market or promote in the United States any product containing forms or derivatives of formoterol, or FAPI, as one of the active pharmaceutical ingredients for PERFOROMIST’s approved indications, other than PERFOROMIST, during the term of the co-promotion agreement. Notwithstanding the foregoing, if we sign a definitive agreement to be acquired by or merged with a third party that markets, manufactures, sells, details or promotes a product containing FAPI for sale in the United States, then, in lieu of the foregoing non-competition provision, we have agreed to specified restrictions on the activities of our sales representatives for a specified 180-day period.

The co-promotion agreement has a term expiring on December 31, 2013, which may be extended upon mutual agreement by the parties. We have the right to terminate the co-promotion agreement after June 30, 2008 with 90-days’ advance written notice to DEY. In addition, each party has the right to terminate the co-promotion agreement with 90-days’ advance written notice in the event that the zileuton co-promotion agreement between us and DEY dated March 13, 2007 is terminated. If we sign a definitive agreement to be acquired by or merged with a third party that markets, manufactures, sells, details or promotes a product containing FAPI for sale in the United States, each party will have the right to terminate the co-promotion agreement with three business days advance written notice. Each party has the right to terminate the co-promotion agreement upon the occurrence of a material uncured breach by the other party.

In October 2007, after expanding our sales force to over 40 representatives, we announced that we had commercially launched PERFOROMIST with DEY.

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

Under the collaboration, MedImmune has paid us initial fees of $12.5 million. We may also receive research and development payments from MedImmune, including a minimum of $4.0 million of research and development payments through the end of 2006, all of which had been paid by December 31, 2007. In addition, we may receive, subject to the terms and conditions of the agreement, other payments upon the achievement of research, development and commercialization milestones up to a maximum of $124.0 million, after taking into account payments that we are obligated to make to The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) on milestone payments we receive from MedImmune. MedImmune also has agreed to pay royalties to us based upon net sales by MedImmune of licensed products resulting from the collaboration. MedImmune’s obligation to pay us royalties continues on a product-by-product and country-by-country basis until the later of 10 years from the first commercial sale of a licensed product in each country and the expiration of the patent rights covering the product in that country. We are obligated to pay a portion of any milestone payments or royalties we receive from MedImmune to The Feinstein Institute, which initially licensed to us patent rights and know-how related to HMGB1. In connection with entering into the collaboration agreement, an affiliate of MedImmune purchased an aggregate of $15.0 million of our series B convertible preferred stock in October 2003 and March 2004, which converted into 2,857,142 shares of our common stock in June 2004 in connection with our initial public offering.

In December 2005, MedImmune agreed that the collaboration demonstrated proof of concept in two preclinical disease models with human HMGB1 monoclonal antibodies. As a result, MedImmune made a $1.25 million milestone payment to us. In December 2005, MedImmune agreed to fund an additional $1.0 million of research work performed by our full-time employees in 2006. In March 2007, MedImmune agreed to fund an additional $125,000 of research work performed by our full-time employees in 2007.

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

MedImmune has the right to terminate the agreement at any time on six-months’ written notice. Each party has the right to terminate the agreement upon the occurrence of a material uncured breach by the other party. Under specified conditions, we or MedImmune may have certain payment or royalty obligations after the termination of the agreement.

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

Beckman Coulter has the right to terminate the license agreement at any time on 90-days’ written notice. Each party has the right to terminate the license agreement upon the occurrence of a material uncured breach by the other party.

Research and Development

As of December 31, 2007, we had 10 employees engaged in research, development, regulatory and medical affairs. Our research and development group seeks to identify the most promising development candidates and the most appropriate development pathways to maximize our chances of successful development. We utilize sponsored research arrangements with academic and research institutions to help advance our research programs.

During the fiscal years ended December 31, 2007, 2006 and 2005, research and development expenses were $21.7 million, $26.9 million and $30.0 million, respectively.

Sales and Marketing

We have a respiratory sales force of approximately 39 representatives as of February 29, 2008 who are focused on promoting ZYFLO CR and PERFOROMIST to prescribing physicians within major markets across the United States. Under our co-promotion agreement with DEY for ZYFLO CR, DEY has agreed to provide a minimum number of details per month for ZYFLO CR in the second position to office-based physicians and other health care professionals, including a minimum number of details delivered to respiratory specialists, such as allergists and pulmonologists. We have agreed to provide a minimum number of details per month for ZYFLO CR in the first position. In addition, under our co-promotion agreement with DEY for PERFOROMIST, we have agreed to provide a minimum number of primary detail equivalents per month for PERFOROMIST to a specified group of office-based physicians and other health care professionals.

We are focusing our sales and marketing efforts for ZYFLO CR on respiratory specialists who treat asthma, including allergists and pulmonologists, and primary care physicians who treat large numbers of asthma patients. We believe that we can successfully market ZYFLO CR to this target group through the combined efforts of our sales representatives and DEY’s sales representatives. We believe that within this targeted group there are approximately 100 to 200 national and regional scientific and clinical key opinion leaders who serve to influence the direction of the diagnosis and treatment of asthma through their publications and presentations at scientific and clinical medical conferences. We also expect to focus our medical outreach efforts on local, clinically-based key opinion leaders.

Given the importance of the scientific and clinical key opinion leaders, we are directing our scientific message and support to help educate and inform key opinion leaders regarding the scientific rationale and clinical data that support our commercialization strategy. We have entered into consulting arrangements with a number of key opinion leaders who provide expert advice to our company. We are also expanding our reach to a larger number of key opinion leaders through a group of medical science liaisons who are directed by our senior vice president of regulatory.

In June 2007, the NHLBI released an updated version of the Guidelines for the Diagnosis and Management of Asthma. In these guidelines, zileuton is specifically mentioned in steps three and four in the treatment spectrum as an alternative option in the treatment of asthma. This is the first time zileuton has been mentioned in these guidelines, and we believe this may provide additional scientific credibility to ZYFLO CR in the marketplace. In addition to the changes in the recommended treatment protocol for asthma, the updated guidelines continue to support the transition to the discussion of asthmatic patients in terms of their level of control rather then there severity level.

Part of our overall strategy for ZYFLO CR also includes repositioning the product within the managed care market. We have positioned ZYFLO CR with managed care medical directors and pharmacists as a treatment alternative when medications have failed to provide adequate symptomatic control. As a result, in addition to the awareness provided by office-based representatives, we believe information regarding ZYFLO CR will reach potential prescribing physicians through managed care pharmacies communicating the product’s modified formulary status.

Manufacturing

We have limited experience in manufacturing our product candidates. We currently outsource the manufacturing of ZYFLO CR for commercial sale and the manufacturing of our product candidates for use in clinical trials to qualified third parties and intend to continue to rely on contract manufacturing from third parties to supply products for both clinical use and commercial sale.

We have established the following manufacturing arrangements for zileuton.

Shasun Pharma Solutions

We originally contracted with Rhodia Pharma Solutions Ltd. for the commercial production of the zileuton active pharmaceutical ingredient, or API. On March 31, 2006, Rhodia SA, the parent company of Rhodia Pharma Solutions, sold the European assets of its pharmaceutical custom synthesis business to Shasun Chemicals and Drugs Ltd. As part of this transaction, Rhodia SA assigned our contract with Rhodia Pharma Solutions Ltd. to Shasun Pharma Solutions. Under our agreement with Shasun, as amended, Shasun has agreed to manufacture our commercial supplies of API, subject to specified limitations, through the earlier of the date on which we have purchased a specified amount of the API for zileuton and December 31, 2010. The agreement will automatically extend for successive one-year periods after December 31, 2010, unless Shasun provides us with 18-months’ prior written notice of cancellation. We have the right to terminate the agreement upon 12-months’ prior written notice for any reason, provided that we may not cancel prior to the earlier of December 31, 2010 or the date on which we have purchased a specified amount of the API. We also have the right to terminate the agreement upon six-months’ prior written notice if we terminate our plans to commercialize zileuton for all therapeutic indications. In addition, we have the right to terminate the agreement upon 30-days’ prior written notice if any governmental agency takes any action, or raises any objection, that prevents us from importing, exporting, or selling our zileuton products or the API. If we exercise our right to terminate the agreement prior to its scheduled expiration, we are obligated to reimburse Shasun for specified raw material and out-of-pocket costs. In addition, if we exercise our right to terminate the agreement due to termination of our plans to commercialize zileuton for all therapeutic indications, then we are also obligated to pay Shasun for all API manufactured by Shasun through that date. Furthermore, each party has the right to immediately terminate the agreement for cause, including a material uncured default by the other party.

SkyePharma

We have contracted with SkyePharma PLC, through its subsidiary Jagotec AG, for the manufacture and supply of bulk, uncoated tablets of ZYFLO CR for us for commercial sale. We have agreed to purchase minimum quantities of ZYFLO CR during each 12-month period for the first five years following marketing approval of ZYFLO CR by the FDA. For the term of the contract, we have agreed to purchase specified amounts of our requirements for ZYFLO CR from Jagotec. The commercial manufacturing agreement has an initial term of five years beginning on May 22, 2007, and will automatically continue thereafter, unless we provide Jagotec with 24-months’ prior written notice of termination or Jagotec provides us with 36-months’ prior written notice of termination. In addition, we have the right to terminate the agreement upon 30-days’ prior written notice in the event any governmental agency takes any action, or raises any objection, that prevents us from importing, exporting or selling ZYFLO CR. We also may terminate the agreement upon six-months’ advance notice in the event that an AB-rated generic pharmaceutical product containing zileuton is introduced in the United States and we determine to permanently cease commercialization of ZYFLO CR. Likewise, we may terminate the agreement upon 12-months’ advance notice if we intend to discontinue commercializing ZYFLO CR tablets. Furthermore, each party has the right to terminate the agreement upon the occurrence of a material uncured breach by the other party. In the event either party terminates the agreement, we have agreed to purchase quantities of ZYFLO CR tablets that are subject to binding forecasts.

Patheon Pharmaceuticals

We have contracted with Patheon Pharmaceuticals Inc., or Patheon, to coat, conduct quality control and quality assurance and stability testing and package commercial supplies of ZYFLO CR. Under this agreement, we are responsible for supplying uncoated ZYFLO CR tablets to Patheon. We have agreed to purchase at least 50% of our requirements for such manufacturing services for ZYFLO CR for sale in the United States from Patheon each year during the term of this agreement. This agreement has an initial term of three years beginning May 9, 2007, and will automatically continue for successive one-year periods thereafter, unless we provide Patheon with 12-months’ prior written notice of termination or Patheon provides us with 18-months’ prior written notice of termination. In addition, we have the right to terminate this agreement upon 30-days’ prior written notice in the event that any governmental agency takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling ZYFLO CR. We also have the right to terminate this agreement upon 90-days’ prior written notice if an AB-rated generic product to ZYFLO CR is introduced in the United States. If we provide six-months’ advance notice that we intend to discontinue commercializing ZYFLO CR, we will not be required to purchase any additional quantities of ZYFLO CR finished tablets from Patheon, provided that we pay Patheon for a portion of specified fees and expenses associated with orders we previously placed. Patheon has the right to terminate this agreement if we assign any of our rights under the agreement to an assignee other than a purchaser or merger partner that, in Patheon’s reasonable opinion, is not a credit worthy substitute for us, is a competitor of Patheon or is an entity with whom Patheon has had prior unsatisfactory business relations. Furthermore, each party has the right to terminate this agreement upon the occurrence of a material uncured breach by the other party. If this agreement expires or is terminated for any reason, we have agreed to take delivery of and pay for undelivered quantities of ZYFLO CR that we previously ordered, purchase, at cost, Patheon’s inventory of ZYFLO CR maintained in contemplation of filling orders previously placed by us and pay the purchase price for components ordered by Patheon from suppliers in reliance on orders we previously placed.

CyDex

We have entered into a license and supply agreement with CyDex, Inc., or CyDex, relating to our clinical development and planned commercialization of zileuton injection. Under this agreement, CyDex granted to us a worldwide, exclusive license, under patent rights controlled by CyDex relating to CyDex’s CAPTISOL® drug enablement technology, for use with zileuton, under which we can develop, make, use and sell zileuton combined with or formulated using CAPTISOL in an injectable dosage form for ultimate use in humans. In addition, CyDex granted us a worldwide, non-exclusive license to utilize CyDex’s toxicology and safety and other relevant scientific data, relating to CAPTISOL, to develop, make, use and sell in combination with zileuton. Under this agreement, we agreed that we and our affiliates and sublicensees will purchase CAPTISOL exclusively from CyDex, and CyDex has agreed to supply 100% of our and our affiliates’ and sublicensees’ requirements for CAPTISOL up to a specified amount per year during the term of the agreement.

In consideration for the licenses granted to us under the agreement, we paid CyDex an initial license fee of $50,000 and agreed to make aggregate milestone payments of up to $2.9 million upon the achievement of specified development, regulatory and commercialization milestones for the combined product. In addition, we agreed to pay royalties to CyDex based on net sales of the combined product by us and our affiliates and licensees. Our obligation to pay royalties expires, with respect to each country in which the combined product is commercialized, upon the later of the expiration of the last relevant patent that claims CAPTISOL in such country or ten years from the first commercial sale of the combined product in such country.

The term of the agreement expires upon the expiration of our obligation to pay royalties. CyDex has the right to terminate the agreement upon the occurrence of an uncured breach by us. We have the right to terminate the agreement at any time upon 75-days’ prior written notice.

Other

We expect to enter into manufacturing arrangements with third parties for the manufacture of our other product candidates for clinical use. For example, we will need to enter into arrangements for the manufacture of product candidates for clinical trials in our alpha-7 program. Under our collaboration agreement with MedImmune, MedImmune would be responsible for manufacturing any biologic products that result from our HMGB1 program.

Distribution Network

We currently rely on third parties to distribute ZYFLO CR to pharmacies. We have contracted with Integrated Commercialization Services, Inc., or ICS, a third-party logistics company, to warehouse ZYFLO CR and distribute it to three primary wholesalers, AmerisourceBergen Corporation, Cardinal Health and McKesson Corporation, and a number of smaller wholesalers. The wholesalers, in turn, distribute it to chain and independent pharmacies. ICS is our exclusive supplier of commercial distribution logistics services.

We rely on Phoenix Marketing Group LLC to distribute samples of ZYFLO CR to our sales representatives, who in turn distribute samples to physicians and other prescribers who are authorized under state law to receive and dispense samples. We have contracted with RxHope, Inc. to implement a patient assistance program for ZYFLO CR. We rely on RxHope to administer our patient assistance program and to distribute ZYFLO CR to physicians and other prescribers who are authorized under state law to receive and dispense prescription drugs. We believe this patient assistance program will help ensure broader and easier access to ZYFLO CR for those patients requiring financial assistance.

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

Abbott

In December 2003, we acquired an exclusive worldwide license, under patent rights and know-how controlled by Abbott, to develop, make, use and sell controlled-release and injectable formulations of zileuton for all clinical indications, except for the treatment of children under age seven and use in cardiovascular and vascular devices. This license included an exclusive sublicense of Abbott’s rights in proprietary controlled-

release technology originally licensed to Abbott by Jagotec AG, a subsidiary of SkyePharma. In consideration for the license, we paid Abbott an initial $1.5 million license fee and agreed to make aggregate milestone payments of up to $13.0 million to Abbott upon the achievement of various development and commercialization milestones, including the completion of the technology transfer from Abbott to us, filing and approval of a product in the United States and specified minimum net sales of licensed products. In addition, we agreed to pay royalties to Abbott based on net sales of licensed products by us, our affiliates and sublicensees. Our obligation to pay royalties continues on a country-by-country basis for a period of ten years from the first commercial sale of a licensed product in each country. Upon the expiration of our obligation to pay royalties for licensed products in a given country, the license will become perpetual, irrevocable and fully paid up with respect to licensed products in that country. If we decide to sublicense rights under the license, we must first enter into good faith negotiations with Abbott for the commercialization rights to the licensed product. Abbott waived its right of first negotiation with respect to our co-promotion arrangement with DEY for ZYFLO CR. Each party has the right to terminate the license upon the occurrence of a material uncured breach by the other party. We also have the right to terminate the license at any time upon 60-days’ notice to Abbott and payment of a termination fee. Through December 31, 2007, we have paid milestone and license payments totaling $6.5 million to Abbott under this agreement. In addition, after the FDA approved the NDA for ZYFLO CR in May 2007, we accrued $2.8 million in milestone payments we owe to Abbott on the first and second anniversary of the approval of the ZYFLO CR NDA.

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

The Feinstein Institute

In July 2001, we acquired from The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute), or The Feinstein Institute, an exclusive worldwide license, under patent rights and know-how controlled by The Feinstein Institute relating to HMGB1, to make, use and sell products covered by the licensed patent rights and know-how. The Feinstein Institute retained the right to make and use the licensed products in its own laboratories solely for non-commercial, scientific purposes and non-commercial research. In consideration for the license, we paid an initial license fee of $100,000. We also agreed to make milestone payments to The Feinstein Institute of up to $275,000 for the first product covered by the licensed patent rights and an additional $100,000 for each additional distinguishable product covered by the licensed patent rights, up to $137,500 for the first product covered by the licensed know-how and not the licensed patent rights and an additional $50,000 for each additional distinguishable product covered by the licensed know-how and not the licensed patent rights, in each case upon the achievement of specified development and regulatory milestones for the applicable licensed product. In addition, we agreed to pay The Feinstein Institute royalties based on net sales of licensed products by us and our affiliates until the later of ten years from the first commercial sale of each licensed product in a given country and the expiration of the patent rights covering the licensed product in that country. We agreed to pay minimum annual royalties to The Feinstein Institute beginning in July 2007 regardless of whether we sell any licensed products. We paid The Feinstein Institute $15,000 for minimum royalties in 2007. We also agreed to pay The Feinstein Institute fees if we sublicense our rights under the licensed patent rights and know-how. At December 31, 2007, we accrued $13,000 owed to The Feinstein Institute in accordance with this agreement. Each party has the right to terminate the agreement upon the occurrence of a material uncured breach by the other party.

We also have entered into two sponsored research and license agreements with The Feinstein Institute. In July 2001, we entered into a sponsored research and license agreement with The Feinstein Institute under which, as amended, we paid The Feinstein Institute $200,000 annually until June 2006 to sponsor research activities at The Feinstein Institute to identify inhibitors and antagonists of HMGB1 and related proteins, including antibodies. In January 2003, we entered into a sponsored research and license agreement with The Feinstein Institute under which, as amended, we agreed to pay The Feinstein Institute to sponsor research activities at The Feinstein Institute in the field of cholinergic anti-inflammatory technology. We paid the Feinstein Institute $200,000 annually until January 2006 and $150,000 in 2006 and $120,000 in 2007 for this sponsored research. Any future research terms under either of these agreements are subject to agreement between The Feinstein Institute and us. Under the terms of these agreements, we acquired an exclusive worldwide license to make, use and sell products covered by the patent rights and know-how arising from the sponsored research. The Feinstein Institute retained the right under each of these agreements to make and use the licensed products in its own laboratories solely for non-commercial, scientific purposes and non-commercial research. Each party has the right to terminate each agreement upon the occurrence of a material uncured breach of that agreement by the other party.

In connection with the July 2001 sponsored research and license agreement, we issued The Feinstein Institute 27,259 shares of our common stock and agreed to make milestone payments to The Feinstein Institute of $200,000 for the first product covered by the licensed patent rights, and an additional $100,000 for each additional distinguishable product covered by the licensed patent rights, $100,000 for the first product covered by the licensed know-how and not the licensed patent rights and an additional $50,000 for each additional distinguishable product covered by the licensed know-how and not the licensed patent rights, in each case upon the achievement of specified development and regulatory approval milestones with respect to the applicable licensed product. In connection with the January 2003 sponsored research and license agreement, we paid The Feinstein Institute an initial license fee of $175,000 and agreed to pay additional amounts in connection with the filing of any U.S. patent application or issuance of a U.S. patent relating to the field of cholinergic anti-inflammatory technology. We also agreed to make aggregate milestone payments to The Feinstein Institute of up to $1.5 million in both cash and shares of our common stock upon the achievement of specified development and regulatory approval milestones with respect to any licensed product. In addition, under each of these agreements, we agreed to pay The Feinstein Institute royalties based on net sales of a licensed product by us and our affiliates until the later of ten years from the first commercial sale of licensed products in a given country and the expiration of the patent rights covering the licensed product in that country. Under the January 2003 sponsored research and license agreement, we agreed to pay minimum annual royalties to The Feinstein Institute beginning in the first year after termination of research activities regardless of whether we sell any licensed products. At December 31, 2007, we owed $30,000 to The Feinstein Institute in accordance with the January 2003 agreement.

We also agreed to pay The Feinstein Institute certain fees if we sublicense our rights under the licensed patent rights and know-how under either agreement. In connection with our sublicenses to MedImmune and Beckman Coulter of our rights with respect to HMGB1, we have paid The Feinstein Institute $2.5 million and issued to The Feinstein Institute 66,666 shares of our common stock. In connection with our January 2007 sublicense to IMI of our rights with respect to vagus nerve stimulation, we have paid The Feinstein Institute $100,000 and arranged for the issuance by IMI to The Feinstein Institute 100,000 shares of junior preferred stock of IMI.

SkyePharma

In December 2003, we entered into an agreement with SkyePharma, through its subsidiary Jagotec AG, under which SkyePharma consented to Abbott’s sublicense to us of rights to make, use and sell ZYFLO CR covered by SkyePharma’s patent rights and know-how. Under the terms of the agreement, SkyePharma also agreed to manufacture ZYFLO CR for clinical trials, regulatory review and, upon FDA approval and subject to negotiating a manufacturing agreement, commercial sale. In consideration for SkyePharma’s prior work associated with the licensed patent rights and know-how, we paid SkyePharma an upfront fee of $750,000. We also agreed to make aggregate milestone payments to SkyePharma of up to $6.6 million upon the achievement of various development and commercialization milestones. Through December 31, 2007, we have made milestone payments totaling $3.0 million to SkyePharma under this agreement. In addition, after the FDA approved the NDA for ZYFLO CR in May 2007, we accrued an additional $699,000 in milestone payments we owe to SkyePharma on the first and second anniversary of the approval of the NDA for ZYFLO CR. In addition, we agreed to pay royalties to SkyePharma based upon net sales of the product by us and our affiliates. We also agreed to pay royalties to SkyePharma under the license agreement between SkyePharma and Abbott based upon net sales of the product by us and our affiliates. We also agreed to pay SkyePharma fees if we sublicense our rights under the licensed patent rights and know-how. In 2005, SkyePharma agreed to allow us to sublicense our rights to Patheon to permit Patheon to manufacture a portion of our annual requirements for ZYFLO CR tablets. Each party has the right to terminate the agreement upon the occurrence of a material uncured breach by the other party.

Innovative Metabolics

In January 2007, we entered into an exclusive license agreement with Innovative Metabolics, Inc., or IMI, under which we granted to IMI an exclusive worldwide license under patent rights and know-how controlled by us relating to the stimulation of the vagus nerve to make, use and sell products and methods covered by the licensed patent rights and know-how in the licensed field. The licensed field includes mechanical and electrical stimulation of the vagus nerve and excludes pharmacological modulation of a cholinergic receptor, including the alpha-7 receptor. In consideration for the license, IMI paid us an initial license fee of $400,000 in cash after taking into account payments that we are obligated to make to The Feinstein Institute. In addition, in connection with IMI’s first financing, IMI issued us a number of shares of junior preferred stock of IMI equal to the number of shares of preferred stock that could be purchased for $400,000 in such financing after taking into account payments that we are obligated to make to The Feinstein Institute. The junior preferred stock issued to us has a liquidation preference subordinate to the preferred stock issued in such financing. In March 2008, we sold these 400,000 shares of junior preferred stock to two investors, which had participated in IMI’s first financing, for an aggregate purchase price of $400,000. The purchase price is subject to adjustment if these investors sell or receive consideration for these shares of junior preferred stock pursuant to an acquisition of IMI prior to February 1, 2009 at a price per share greater than they paid us.

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

Each party has the right to terminate the license agreement upon the occurrence of a material uncured default by the other party. IMI has the right to terminate the IMI license agreement at any time on 90-days’ prior written notice to us.

Two of our co-founders, Kevin J. Tracey, M.D. and H. Shaw Warren, M.D., are founders of IMI. Dr. Warren served as a member of our Board of Directors until October 2006. Dr. Tracey is a member of the medical staff at The Feinstein Institute. In addition, we are a party to a consulting agreement with Dr. Tracey that terminates on December 31, 2009. In addition, we were previously a party to a consulting agreement with Dr. Warren that terminated on January 1, 2008. Under our consulting agreement with Dr. Tracey, we agreed to pay certain royalties to Dr. Tracey in connection with selling or sublicensing certain licensed alpha-7 products as defined in the agreement.

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

As of February 29, 2008, we own or exclusively license for one or more indications or formulations a total of 16 issued U.S. patents, 45 issued foreign patents, 23 pending U.S. patent applications and 67 pending foreign patent applications consisting of:

	U.S.		Foreign		Program
	Issued	Pending	Issued	Pending	Total

Zileuton	2	1	18	2	23
HMGB1	10	13	20	39	82
Alpha-7	4	9	7	26	46

Total	16	23	45	67	151

The U.S. patent covering the composition of matter of zileuton that we licensed from Abbott expires in December 2010. The patent for ZYFLO CR will expire in June 2012 and relates only to the controlled-release technology used to control the release of zileuton. The U.S. issued patents that we own or exclusively license covering our product candidates other than zileuton expire on various dates between 2019 and 2021.

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

Trademarks, Trade Secrets and Other Proprietary Information

We have registered the Critical Therapeutics name and logo in both the United States and the European Community. We have registered CT2 in the United States. We have also filed trademark applications to register CRTX and ZYFLO CR in the United States. In March 2004, we acquired the U.S. trademark for ZYFLO® from Abbott.

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

After successful completion of the required clinical testing for a drug, generally an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all clinical and preclinical safety testing and a compilation of the data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of NDAs are additionally subject to substantial application user fees, currently exceeding $1,100,000, the fee for submission of supplemental applications exceeds $580,000 and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently exceeding $65,000 per product and up to $392,000 per establishment. These fees are typically increased annually.

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

Hazardous Materials

Our previous research and development processes involved the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not expect the cost of complying with these laws and regulations to be material.

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

A number of large pharmaceutical and biotechnology companies currently market and sell products to treat asthma that compete with ZYFLO CR. Many established therapies currently command large market shares in the asthma market, including Merck & Co., Inc.’s Singulair®, GlaxoSmithKline plc’s Advair® and inhaled corticosteroid products. In addition, we may face competition from pharmaceutical companies seeking to develop new drugs for the asthma market. For example, in June 2007, AstraZeneca commercially launched in the United States Symbicort®, a twice-daily asthma therapy combining budesonide, an inhaled corticosteroid, and formoterol, a long-acting beta2-agonist.

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

Many therapies for COPD are already well established in the respiratory marketplace, including GlaxoSmithKline’s Advair® and Serevent® and Spiriva®, a once-daily muscarinic antagonist from Boehringer Ingleheim GmbH and Pfizer. In April 2007, Sepracor began marketing a direct competitor to PERFOROMIST called Brovana®. Brovana is an isomer of formoterol that is delivered in a nebulized formulation. DEY has sued Sepracor for infringement of DEY’s patents, and Sepracor has counterclaimed. Other novel approaches are also in development.

We are also developing zileuton injection for use in the hospital emergency department for the treatment of acute asthma attacks. We may face intense competition from companies seeking to develop new drugs for use in severe acute asthma attacks. For example, Merck & Co., Inc. is conducting clinical trials of an intravenous formulation of its product Singulair®.

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

Employees

As of December 31, 2007, we had 80 full-time employees, 52 of whom were engaged in marketing and sales, 13 of whom were engaged in research, development and regulatory affairs, and 15 of whom were engaged in management, administration and finance. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages. We believe that relations with our employees are good.

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

ZYFLO CR is currently our only commercially marketed product. We commercially launched ZYFLO CR on September 27, 2007. In February 2008, we discontinued the production and marketing of ZYFLO, the immediate-release formulation of zileuton, which we had commercially launched in October 2005. ZYFLO did not achieve broad market acceptance. If we are able to successfully commercialize ZYFLO CR, we expect it will account for a significant portion of our revenues for the foreseeable future. However, we cannot assure you that ZYFLO CR will not suffer the same lack of broad market acceptance that has affected ZYFLO.

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

The commercial success of ZYFLO CR will depend upon its acceptance by the medical community, third-party payors and patients. Physicians will prescribe ZYFLO CR only if they determine, based on experience, clinical data, side effect profiles or other factors, that this product either alone or in combination with other products is appropriate for managing their patient’s asthma. We believe that the primary advantage of ZYFLO CR over ZYFLO is ZYFLO CR’s more convenient dosing schedule, but this advantage may not result in broad market acceptance of ZYFLO CR, and we may experience the same lack of market acceptance with ZYFLO CR that we have experienced with ZYFLO.

Despite being approved by the FDA since 1996, ZYFLO did not achieve broad market acceptance. During the period between our commercial launch of ZYFLO in October 2005 through December 2007, prescription data for ZYFLO indicates that approximately 5,409 physicians prescribed the product. We recorded revenue from the sale of ZYFLO of $8.7 million for the year ended December 31, 2007 and $6.6 million for the year ended December 31, 2006. We recorded revenue from the sale of ZYFLO CR of $2.3 million for the year ended December 31, 2007. We experienced difficulty expanding the prescriber and patient base for ZYFLO, in part, we believe, because some physicians view ZYFLO as less effective than other products on the market or view its clinical data as outdated and because it requires dosing of one pill four times per day, which some physicians and patients may find inconvenient or difficult to comply with compared to other available asthma therapies that require dosing only once or twice daily. In addition, if physicians do not prescribe ZYFLO CR for the recommended dosing regimen of two pills twice daily, or if patients do not comply with the dosing schedule and take less than the prescribed number of tablets, our sales of ZYFLO CR will be limited and our revenues will be adversely affected.

Market perceptions about the safety of ZYFLO may limit the market acceptance of ZYFLO CR. In the clinical trials that were reviewed by the FDA prior to its approval of ZYFLO, 3.2% of the approximately 5,000 patients who received ZYFLO experienced increased levels of a liver enzyme called alanine transaminase, or ALT, of over three times the levels normally seen in the bloodstream. In these trials, one patient developed symptomatic hepatitis with jaundice, which resolved upon discontinuation of therapy, and three patients developed mild elevations in bilirubin. In clinical trials for ZYFLO CR, 1.94% of the patients taking ZYFLO CR in a three-month efficacy trial and 2.6% of the patients taking ZYFLO CR in a six-month safety trial experienced ALT levels greater than or equal to three times the level normally seen in the bloodstream. Because ZYFLO CR can elevate liver enzyme levels, periodic liver function tests are recommended for patients taking ZYFLO CR, based upon its product label, which was approved by the FDA in May 2007. Some physicians and patients may perceive liver function tests as inconvenient or indicative of safety issues, which could make them reluctant to prescribe or accept ZYFLO CR and any other zileuton product candidates that we successfully develop and commercialize. As a result, many physicians may have negative perceptions about the safety of ZYFLO CR and other zileuton product candidates, which could limit their commercial acceptance. The absence of ZYFLO from the market prior to our commercial launch in October 2005 may have exacerbated any negative perceptions about ZYFLO if physicians believe the absence of ZYFLO from the market was related to safety or efficacy issues. These negative perceptions could carry over to ZYFLO CR.

The position of ZYFLO CR in managed care formularies, which are lists of approved products developed by managed care organizations, or MCOs, may make it more difficult to expand the current market share for this product. In many instances, ZYFLO CR had been relegated to a third-tier status, which typically requires the highest co-pay for patients. In some cases, MCOs may require additional evidence that a patient had previously failed another therapy, additional paperwork or prior authorization from the MCO before approving reimbursement for ZYFLO CR.

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

In November 2007, we announced that we are in the process of reviewing a range of strategic alternatives that could result in potential changes to our current business strategy and future operations. As part of this process, we are considering alternatives to our current business strategy designed to maximize the value of our commercial organization and product development programs. We have engaged an investment bank to advise us in this process. As a result of this process, we could determine to engage in one or more potential transactions, such as the sale or divestiture of certain of our assets, the sale or merger of our company or other strategic transactions, or to continue to operate our business in accordance with our existing business strategy. Pending any decision to change strategic direction, we are continuing our commercial and development activities in accordance with our existing business strategy with an increased focus on managing our cash position. We cannot assure you that our evaluation of strategic alternatives will lead to a change in our current business strategy, or result in one or more transactions. If we determine to pursue an alternative strategy or engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our existing business strategy.

If our marketing and sales infrastructure and presence are not adequate or our collaborative marketing arrangements are not successful, our ability to market and sell our products will be impaired.

After reducing the size of our sales force as part of cost reduction programs that we announced in 2006, we then increased the size of our sales force in connection with the commercial launch of ZYFLO CR. As of February 29, 2008, our sales force consists of approximately 39 sales representatives. Rebuilding our sales force involved significant time and expense. If we are not successful in our efforts to retain an adequate sales force, our ability to market and sell ZYFLO CR will be impaired.

In March 2007, we entered into a co-promotion agreement with Dey, L.P., a wholly-owned subsidiary of Mylan Inc., or DEY, for the co-promotion of ZYFLO CR and ZYFLO. We cannot predict whether the co-promotion arrangement will lead to increased sales for ZYFLO CR. DEY initiated promotional detailing activities for ZYFLO CR on September 27, 2007 and for ZYFLO on April 30, 2007. Given the recent initiation of DEY’s efforts, the potential success of the co-promotion arrangement is uncertain. Under the co-promotion agreement, we agreed to provide a minimum number of promotional details per month by our sales representatives to a specified group of office-based physicians and other health care professionals for ZYFLO CR. If we are not successful in our efforts to provide the required level of promotional detailing, DEY’s co-promotion fee may be increased and DEY may have a right to terminate the co-promotion agreement for ZYFLO CR. For example, if we experience greater than expected turnover of sales representatives, we may have difficulty satisfying our minimum detailing obligations. In February 2008, Mylan Inc., which acquired DEY in October 2007 as part of its acquisition of Merck KGaA’s generic business, of which DEY was a part, announced that it is pursing strategic alternatives for DEY, including the potential sale of the business. Any decision by DEY or Mylan not to devote sufficient resources to the co-promotion arrangement or any future reductions in efforts under the co-promotion arrangement, including as a result of the sale or potential sale of DEY by Mylan, would limit our ability to generate significant revenues from product sales.

On June 25, 2007, as contemplated by the terms of the zileuton co-promotion agreement, we and DEY entered into a separate definitive co-promotion agreement providing for us to co-promote DEY’s product PERFOROMISTtm (formoterol fumarate) Inhalation Solution for the long-term, twice-daily maintenance treatment of bronchoconstriction for emphysema and chronic bronchitis, which is also known as chronic obstructive pulmonary disease, or COPD. Under the PERFOROMIST co-promotion agreement, DEY agreed to pay us a co-promotion fee based on retail sales of PERFOROMIST and we agreed to provide a minimum number of promotional details per month by our sales representatives to a specified group of office-based physicians and other health care professionals. If we are not successful in our efforts to provide the required level of promotional detailing for PERFOROMIST, our co-promotion fee may be reduced and DEY may have a right to terminate the PERFOROMIST co-promotion agreement. Promoting both ZYFLO CR and PERFOROMIST may be challenging for our sales representatives and may reduce their efficiency, which could negatively impact our revenues.

The amount of any co-promotion fee that DEY pays to us under the PERFOROMIST co-promotion agreement will be limited if PERFOROMIST does not achieve market acceptance. For example, safety concerns relating to PERFOROMIST may harm potential sales. PERFOROMIST belongs to a class of medications known as long-acting beta2-adrenergic agonists, or LABAs, which may increase the risk of asthma-related death. Data from a large placebo-controlled study in the United States comparing the safety of the LABA salmeterol or placebo plus usual asthma therapy showed an increase in asthma-related deaths in patients receiving salmeterol. This finding also may apply to formoterol, the active ingredient in PERFOROMIST. For the year ended December 31, 2007, we did not receive any co-promotion fees from DEY in connection with the PERFOROMIST co-promotion agreement because the level of quarterly retail sales for PERFOROMIST did not exceed a specified level. In addition, Mylan’s sale or potential sale of DEY could lead to a slower launch of PERFOROMIST, negatively impact retail sales of PERFOROMIST and limit the amount of any co-promotion fee that we are entitled to receive from DEY.

A failure to maintain appropriate inventory levels could harm our reputation and subject us to financial losses.

We are subject to minimum purchase obligations under our supply agreements with our third-party manufacturers, which require us to buy inventory of the zileuton active pharmaceutical ingredient, or API, and tablet cores for ZYFLO CR. If ZYFLO CR does not achieve the level of demand we anticipate, we may not be able to use the inventory we are required to purchase. As of December 31, 2007, we had $5.6 million in inventory, consisting primarily of tablet cores and API. Based on our current expectations regarding demand for ZYFLO CR, we expect that our inventory levels could increase substantially in the future as a result of our minimum purchase obligations under our supply agreements with third-party manufacturers and orders we have submitted to date. Significant differences between our current estimates and judgments and future estimated demand for our products and the useful life of inventory may result in significant charges for excess inventory or purchase commitments in the future. If we are required to recognize charges for excess inventories, it could have a material adverse effect on our financial condition and results of operations in the period in which we recognize charges for excess inventory.

In the quarter ended December 31, 2007, we reserved for four batches of ZYFLO CR tablet cores which can not be released into our commercial supply chain due to issues associated with their manufacture. We cannot assure you that we will not have similar manufacturing issues in producing ZYFLO CR in the future. If we are unable to manufacture or release ZYFLO CR on a timely and consistent basis, if we fail to maintain an adequate inventory of zileuton API or ZYFLO CR core tablets, if our inventory were to be destroyed or damaged, or if our inventory were to reach its expiration date, patients might not have access to ZYFLO CR, our reputation and our brand could be harmed and physicians may be less likely to prescribe ZYFLO CR in the future. Conversely, if we are unable to sell our inventory in a timely manner, we could experience cash flow difficulties and additional financial losses.

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

We may not be successful in our efforts to advance and expand our portfolio of product candidates.

An element of our strategy is to develop and commercialize product candidates that address large unmet medical needs. We seek to do so through:

•	preclinical studies to evaluate product candidates;

•	sponsored research programs with academic and other research institutions and individual doctors, chemists and researchers; and

•	collaborations with other pharmaceutical or biotechnology companies with complementary clinical development or commercialization capabilities or capital to assist in funding product development and commercialization.

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

If we are unable to develop suitable potential product candidates through our preclinical studies, sponsored research programs or by obtaining rights from third parties, we will not be able to increase our revenues in future periods, which could result in significant harm to our financial position and adversely impact our stock price.

We face substantial competition. If we are unable to compete effectively, ZYFLO CR, PERFOROMIST and our product candidates may be rendered noncompetitive or obsolete.

The development and commercialization of new drugs is highly competitive. We will face competition with respect to the development of product candidates and for ZYFLO CR and any other products that we commercialize in the future from pharmaceutical companies, biotechnology companies, specialty pharmaceutical companies, companies selling low-cost generic substitutes, academic institutions, government agencies or research institutions.

A number of large pharmaceutical and biotechnology companies currently market and sell products to treat asthma that compete with ZYFLO CR. Many established therapies currently command large market shares in the asthma market, including Merck & Co., Inc.’s Singulair®, GlaxoSmithKline plc’s Advair® and

inhaled corticosteroid products. In addition, we may face competition from pharmaceutical companies seeking to develop new drugs for the asthma market. For example, in June 2007, AstraZeneca commercially launched in the United States Symbicort®, a twice-daily asthma therapy combining budesonide, an inhaled corticosteroid, and formoterol, a long-acting beta2-agonist.

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

Many therapies for COPD are already well established in the respiratory marketplace, including GlaxoSmithKline’s Advair® and Serevent® and Spiriva®, a once-daily muscarinic antagonist from Boehringer Ingleheim GmbH and Pfizer. In April 2007, Sepracor began marketing a direct competitor to PERFOROMIST called Brovana®. Brovana is an isomer of formoterol that is delivered in a nebulized formulation. DEY has sued Sepracor for infringement of DEY’s patents, and Sepracor has counterclaimed. Other novel approaches are also in development.

We are also developing an injectable formulation of zileuton, or zileuton injection, for use in the hospital emergency department for the treatment of acute asthma attacks. We may face intense competition from companies seeking to develop new drugs for use in severe acute asthma attacks. For example, Merck & Co., Inc. is conducting clinical trials of an intravenous formulation of its product Singulair®.

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

If we are unable to retain key personnel and hire additional qualified personnel, we may not be able to achieve our goals.

Our success depends in large part on our ability to attract, retain and motivate qualified management and commercial personnel. We are highly dependent on the principal members of our executive management team. The loss of the services of any one or more of the members of our executive management team would diminish the knowledge and experience that we, as an organization, possess and might significantly delay or prevent the achievement of our research, development or commercialization objectives and could cause us to incur additional costs to recruit replacement executive personnel. We do not maintain key person life insurance on any of the members of our executive management team.

On March 2, 2008, Frank E. Thomas resigned as our President and Chief Executive Officer effective March 31, 2008 and as a member of our board of directors effective March 2, 2008. On March 4, 2008, we announced that our board of directors appointed Trevor Phillips, Ph.D. as President and Chief Executive Officer effective April 1, 2008 and elected Dr. Phillips as a member of our board of directors effective March 4, 2008. Dr. Phillips currently serves as our Chief Operating Officer and Senior Vice President of Operations. In addition to Dr. Phillips, we also depend, in particular, on the continuing services of Thomas P. Kelly, our Chief Financial Officer and Senior Vice President of Finance and Corporate Development, and other members of our executive management team. Since June 1, 2006, we have experienced significant turnover on our executive management team, with five executive officers, including Mr. Thomas, leaving our company and one executive officer joining our company. If we are unsuccessful in transitioning our smaller executive management team to compensate for the loss of Mr. Thomas and these other executives, the achievement of our research, financial, development and commercialization objectives could be significantly delayed or may not occur. In addition, our focus on transitioning to our new management team could divert our management’s attention from other business concerns. Furthermore, if we decide to recruit new executive personnel, we will incur additional costs.

Recruiting and retaining qualified commercial personnel, in addition to our executive management team, will also be critical to our success. Any expansion into areas and activities requiring additional expertise, such as clinical trials, governmental approvals, contract manufacturing and sales and marketing, will place additional requirements on our management, operational and financial resources. These demands may require us to hire additional personnel and will require our existing management personnel to develop additional expertise. We face intense competition for personnel. The failure to attract and retain personnel or to develop such expertise could delay or halt the research, development, regulatory approval and commercialization of our product candidates.

We have experienced turnover in our sales and marketing team. For example, we have experienced an increase in the number of voluntary resignations of our sales and marketing personnel after we publicly announced in November 2007 that we are in the process of reviewing a range of strategic alternatives that could result in potential changes to our current business strategy and future operations. If we are not successful in our efforts to retain qualified sales and marketing personnel, our ability to market and sell ZYFLO CR and our ability to deliver our required level of promotional detailing under our co-promotion agreements with DEY would be impaired.

We have also experienced turnover on our board of directors. For example, we have had eight directors leave our board and three directors join our board since June 1, 2006. We currently have four directors serving on our board. If our board were to fail to satisfy the requirements of relevant rules and regulations of the Securities and Exchange Commission, or SEC, and The NASDAQ Stock Market, relating to director independence or membership on board committees, this could result in the delisting of our common stock from the NASDAQ Stock Market or could adversely affect investors’ confidence in our company and our ability to access the capital markets. If we are unable to attract and retain qualified directors, the achievement of our corporate objectives could be significantly delayed or may not occur.

We identified a material weakness in our internal control over financial reporting for the second quarter and third quarter of 2007. If we fail to achieve and maintain effective internal control over financial reporting, we could face difficulties in preparing timely and accurate financial reports, which could result in a loss of investor confidence in our reported results and a decline in our stock price.

In connection with the preparation of our financial statements for the second quarter of 2007, we identified a material weakness in our internal control over financial reporting as discussed in Item 9A of this annual report on Form 10-K and as previously reported in our quarterly reports on Form 10-Q for the quarters ended June 30, 2007 and September 30, 2007. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of either June 30, 2007 or September 30, 2007. We implemented steps to remedy the material weakness and our management provided an unqualified assessment of our internal controls over financial reporting for the year ended December 31, 2007. Any failure or difficulties in maintaining these procedures and controls could cause us to fail to meet our periodic reporting obligations or result in our inability to prevent or detect material misstatements in our financial statements. It is possible that our management may not be able to provide an unqualified assessment of our internal control over financial reporting or disclosure controls and procedures in the future, or be able to provide quarterly certifications that our disclosure controls and procedures are effective. It is also possible that we may identify additional significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any material weakness, or any remediation thereof that is ultimately unsuccessful, could cause investors to lose confidence in the accuracy and completeness of our financial statements, which in turn could harm our business, lead to a decline in our stock price and restrict our ability to raise additional funds needed for the growth of our business.

We will spend considerable time and money complying with Federal and state laws and regulations, and, if we are unable to fully comply with such laws and regulations, we could face substantial penalties.

We are subject to extensive regulation by Federal and state governments. The laws that directly or indirectly affect our business include, but are not limited to, the following:

•	Federal Medicare and Medicaid anti-kickback laws, which prohibit persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under Federal healthcare programs such as the Medicare and Medicaid programs;

•	other Medicare laws and regulations that establish the requirements for coverage and payment for our products, including the amount of such payments;

•	the Federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

•	the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program, including private payors and, further, requires us to comply with standards regarding privacy and security of individually identifiable health information and conduct certain electronic transactions using standardized code sets;

•	the Federal False Statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the Federal Food, Drug and Cosmetic Act, which regulates development, manufacturing, labeling, marketing, distribution and sale of prescription drugs and medical devices;

•	the Federal Prescription Drug Marketing Act of 1987, which regulates the distribution of drug samples to physicians and other prescribers who are authorized under state law to receive and dispense drug samples;

•	state and foreign law equivalents of the foregoing;

•	state food and drug laws, pharmacy acts and state pharmacy board regulations, which govern the sale, distribution, use, administration and prescribing of prescription drugs; and

•	state laws that prohibit practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians, as well as state law equivalents to the Federal Medicare and Medicaid anti-kickback laws, which may not be limited to government reimbursed items or services.

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

If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to enforcement action by the FDA. For example, we received a warning letter from the FDA in November 2005 relating to certain promotional material that included an illustration of the mechanism of action for ZYFLO. The FDA asserted that the promotional material incorporating the illustration was false or misleading because it presented efficacy claims for ZYFLO, but failed to contain fair balance by not communicating the risks associated with its use and failing to present the approved indication for ZYFLO. In response to the warning letter, and as requested by the FDA, we stopped disseminating the promotional material containing the mechanism of action and we provided a written response to the FDA. As part of our response, we provided a description of our plan to disseminate corrective messages about the promotional material to those who received this material. We revised the promotional material containing the mechanism of action to address the FDA’s concerns regarding fair balance. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we could be subject to additional regulatory actions by the FDA, including product seizure, injunctions, and other penalties and our reputation and the reputation of ZYFLO CR in the market could be harmed.

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

In recent years, several states, including California, Maine, Minnesota, Nevada, New Mexico, Vermont and West Virginia, as well as the District of Columbia have enacted legislation requiring pharmaceutical companies to establish marketing and promotional compliance programs and file periodic reports with the state on sales, marketing, pricing, reporting pricing and other activities. For example, a California statute effective July 1, 2005 requires pharmaceutical companies to adopt and post on their public web site a comprehensive compliance program that complies with the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals and the Office of Inspector General of the Department of Health and Human Services Compliance Program Guidance for Pharmaceutical Manufacturers. In addition, such compliance program must establish a specific annual dollar limit on gifts or other items given to individual healthcare professionals in California.

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

The development, manufacturing, pricing, marketing, sales and reimbursement of ZYFLO CR and our other product candidates, together with our general operations, are subject to extensive regulation by Federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company and had approximately 80 employees as of December 31, 2007. We rely heavily on third parties to conduct many important functions. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented and changing regulatory requirements, it is possible that we may not be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including significant fines, litigation or other sanctions. Any action against us for a violation of these regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention and harm our reputation.

As a publicly traded company, we are subject to significant legal and regulatory requirements, including the Sarbanes-Oxley Act of 2002 and related regulations, some of which have either only recently become applicable to us or are subject to change. For example, we are incurring additional expenses and devoting significant management time and attention to evaluating our internal control systems in order to allow our management to report on, and our registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If the controls and procedures that we have implemented do not comply with all of the relevant rules and regulations of the SEC and The

NASDAQ Stock Market, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or The NASDAQ Stock Market. This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access the capital markets and could result in the delisting of our common stock from the NASDAQ Stock Market. If we fail to develop and maintain adequate controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner, which could cause a decline in our stock price.

Our sales depend on payment and reimbursement from third-party payors, and a reduction in the payment rate or reimbursement could result in decreased use or sales of our products.

Our sales of ZYFLO CR are, and any future sales of our product candidates will be, dependent, in part, on the availability of reimbursement from third-party payors such as state and Federal governments, under programs such as Medicare and Medicaid, and private insurance plans. There have been, there are and we expect there will continue to be, state and Federal legislative and administrative proposals that could limit the amount that state or Federal governments will pay to reimburse the cost of pharmaceutical and biologic products. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, was signed into law in December 2003. Legislative or administrative acts that reduce reimbursement for our products could adversely impact our business. In addition, we believe that private insurers, such as MCOs, may adopt their own reimbursement reductions in response to legislation. Any reduction in reimbursement for our products could materially harm our results of operations. In addition, we believe that the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our products, which may adversely impact our product sales. Furthermore, when a new drug product is approved, governmental and private reimbursement for that product, and the amount for which that product will be reimbursed, are uncertain. We cannot predict the availability or amount of reimbursement for our product candidates, including ZYFLO CR, and current reimbursement policies for marketed products may change at any time.

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

If we succeed in bringing products in addition to ZYFLO CR to the market, these products may not be considered cost-effective, and reimbursement to the patient may not be available or sufficient to allow us to sell our product candidates on a competitive basis to a sufficient patient population. Because our product candidates are in the development stage, we are unable at this time to determine the cost-effectiveness of these product candidates. We may need to conduct expensive pharmacoeconomic trials in order to demonstrate their cost-effectiveness. Sales of prescription drugs are highly dependent on the availability and level of reimbursement to the consumer from third-party payors, such as government and private insurance plans. These third-party payors frequently require that drug companies provide them with predetermined discounts or rebates from list prices, and third-party payors are increasingly challenging the prices charged for medical products. Because our product candidates are in the development stage, we do not know the level of reimbursement, if any, we will receive for those product candidates if they are successfully developed. If the reimbursement we receive for any of our product candidates is inadequate in light of our development and other costs, our ability to realize profits from the affected product candidate would be limited. If reimbursement for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce use of our products or cause us to reduce the price of our products.

Our business has a substantial risk of product liability claims. If we are unable to obtain appropriate levels of insurance, a product liability claim against us could interfere with the development and commercialization of our product candidates or subject us to unanticipated damages or settlement amounts.

Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing and sale of drugs. If the use of ZYFLO CR, ZYFLO or one or more of our other product candidates harms people, we may be subject to costly and damaging product liability claims. We currently have a $20.0 million annual aggregate limit for insurance covering both product liability claims for ZYFLO CR and ZYFLO and clinical trial liability claims for our product candidates. We may seek additional product liability insurance prior to marketing any of our other product candidates still in development. However, our insurance may not provide adequate coverage against potential liabilities. Furthermore, product liability and clinical trial insurance is becoming increasingly expensive. As a result, we may be unable to maintain current amounts of insurance coverage, obtain additional insurance or obtain sufficient insurance at a reasonable cost to protect against losses that we have not anticipated in our business plans. Any product liability claim against us, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention and harm our reputation.

Risks Relating to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

If we do not obtain the regulatory approvals or clearances required to market and sell our product candidates under development, our business may be unsuccessful.

Neither we nor any of our collaborators may market any of our products or our product candidates under development in the United States, Europe or in any other country without marketing approval from the FDA or the equivalent foreign regulatory agency. ZYFLO CR is currently our only commercial product and can only be marketed in the United States.

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

The FDA and foreign regulatory agencies have substantial discretion in the drug approval process and can deny, delay or limit approval of a product candidate for a variety of reasons. If we do not receive the required regulatory approval or clearance to market any of our product candidates under development, our ability to generate product revenue and achieve profitability, our reputation and our ability to raise additional capital will be materially impaired.

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

For example, in March 2006, we announced that we had discontinued a Phase II clinical trial of ethyl pyruvate, which we refer to as CTI-01, a small molecule product candidate that we had been developing for prevention of complications that can occur in patients after cardiopulmonary bypass, a procedure commonly performed during heart surgery. After reviewing the final data from the trial, we decided to discontinue further development of CTI-01. We subsequently terminated, effective in February 2007, the license agreements between us and the University of Pittsburgh and Xanthus Pharmaceuticals, Inc., formerly Phenome Sciences, Inc., related to patent rights related to CTI-01 controlled by University of Pittsburgh and Xanthus.

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

Our ability to enroll patients in our clinical trials in sufficient numbers and on a timely basis will be subject to a number of factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the seasonality of the disease, the availability of effective treatments for the relevant disease, competing trials with other product candidates and the eligibility criteria for the clinical trial. Delays in patient enrollment can result in increased costs and longer development times. In addition, subjects may drop out of our clinical trials and thereby impair the validity or statistical significance of the trials. Delays in patient enrollment and the related increase in costs also could cause us to decide to discontinue a clinical trial prior to completion of the trial.

For example, in March 2008, we discontinued our Phase IV clinical trial for ZYFLO CR designed to generate data in the current patient treatment setting because of patient enrollment that was significantly slower than we had anticipated. We initiated the trial in July 2007 and had enrolled only approximately 25% of the patients prior to discontinuing the trial. We had planned to use data from this trial to support ZYFLO CR’s market position and we may have increased difficulty promoting ZYFLO CR to physicians without this data.

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

Our products and product candidates are subject to continuing regulatory review after approval, including the review of spontaneous adverse drug experiences and clinical results from any post-market testing required as a condition of approval that are reported after our product candidates become commercially available. The manufacturer and the manufacturing facilities we use to make ZYFLO CR, tablet cores and API and any of our product candidates will also be subject to periodic review and inspection by the FDA. The subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. Our product promotion and advertising will also be subject to regulatory requirements and continuing FDA review.

As part of the approval of the NDA for ZYFLO CR in May 2007, the FDA required us to conduct a pediatric clinical trial of ZYFLO CR as a post-approval commitment and report the results to the FDA by June 2010. If we do not successfully begin and complete this clinical trial in the time required by the FDA, our ability to market and sell ZYFLO CR may be hindered, and our business may be harmed as a result.

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

Risks Relating to Our Dependence on Third Parties

We depend on DEY to jointly promote and market ZYFLO CR. This co-promotion arrangement may not be successful.

We are relying on DEY to jointly promote and market ZYFLO CR. ZYFLO CR is our only commercially marketed product. Our ability to generate meaningful near-term revenues from product sales is substantially dependent on the success of our co-promotion arrangement with DEY. DEY initiated promotional detailing activities for ZYFLO CR in September 2007 after initiating promotional detailing for ZYFLO in April 2007. We cannot predict if DEY’s promotional detailing activities will have a meaningful impact on our revenues from ZYFLO CR.

After September 27, 2010, DEY may terminate the co-promotion agreement with six-months, advance written notice. In addition, DEY has the right to terminate the co-promotion agreement with two-months, prior written notice if ZYFLO CR cumulative net sales for any four consecutive calendar quarters after commercial launch of ZYFLO CR are less than $25 million. Each party has the right to terminate the co-promotion agreement upon the occurrence of a material uncured breach by the other party. Both we and DEY have agreed to use diligent efforts to promote the applicable products in the United States during the term of the co-promotion agreement. In particular, both we and DEY have agreed to provide a minimum number of details per month for ZYFLO CR. We also rely on DEY to provide the support of its managed care group to negotiate contracts and engage in other activities with third-party payors for favorable managed care access. This managed care support includes advice and logistical support to us regarding our managed care strategy.

If DEY were to terminate or breach the co-promotion agreement, and we were unable to enter into a similar co-promotion agreement with another qualified party in a timely manner or devote sufficient financial resources or capabilities to independently promoting and marketing ZYFLO CR, our sales of ZYFLO CR would be limited and we would not be able to generate significant revenues from product sales. In addition, DEY may choose not to devote time, effort or resources to the promotion and marketing of ZYFLO CR beyond the minimum required by the terms of the co-promotion agreement. DEY is a subsidiary of Mylan Inc. Mylan acquired DEY in October 2007 as part of its acquisition of Merck KGaA’s generic business, of which DEY was a part. We cannot predict what impact Mylan’s acquisition of DEY may have on our co-promotion arrangement with DEY. For example, in February 2008, Mylan announced that it is pursuing strategic alternatives for DEY, including the potential sale of the business. Any decision by DEY or Mylan not to devote sufficient resources to the co-promotion arrangement or any future reduction in efforts under the co-promotion arrangement, including as a result of the sale or potential sale of DEY by Mylan, would limit our ability to generate significant revenues from product sales. Furthermore, if DEY does not have sufficient sales capabilities, as a result of difficulty retaining or hiring sales representatives following Mylan’s announcement that it is pursuing strategic alternatives for DEY or otherwise, then DEY may not be able to meet its minimum detailing obligations under the co-promotion agreement.

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

Our collaboration agreement with MedImmune generally is terminable by MedImmune at any time upon six-months’ notice or upon our material uncured breach of the agreement. Under the collaboration agreement, we are obligated to use commercially reasonable, good faith efforts to conduct the collaboration in accordance with rolling three-year research plans that describe and allocate between MedImmune and us responsibility for, among other things, the proposed research, preclinical studies, toxicology formulation activities and clinical studies for that time period. In addition, we and MedImmune agreed to work exclusively in the development and commercialization of HMGB1-inhibiting products for a period of four years, and, after such time, we have agreed to work exclusively with MedImmune in the development of HMGB1-inhibiting products for the remaining term of the agreement. If MedImmune were to terminate or breach our arrangement, and we were unable to enter into a similar collaboration agreement with another qualified third party in a timely manner or devote sufficient financial resources or capabilities to continue development and commercialization on our own, the development and commercialization of our HMGB1 program likely would be delayed, curtailed or terminated. The delay, curtailment or termination of our HMGB1 program could significantly harm our future prospects.

Our license agreement with Beckman Coulter generally is terminable by Beckman Coulter on 90-days’ written notice. Each party has the right to terminate the license agreement upon the occurrence of a material uncured breach by the other party. If Beckman Coulter were to terminate or breach our arrangement, and we were unable to enter into a similar agreement with another qualified third party in a timely manner or devote sufficient financial resources or capabilities to continue development and commercialization on our own, the development and commercialization of a diagnostic based on the detection of HMGB1 likely would be delayed, curtailed or terminated.

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

We intend to enter into collaboration agreements with other parties in the future that relate to our other product candidates, and we are likely to have similar risks with regard to any such future collaborations.

IMI may not be successful in developing a product under the patent rights and know-how that we licensed to IMI relating to the mechanical and electrical stimulation of the vagus nerve.

We have licensed to Innovative Metabolics, Inc., or IMI, patent rights and know-how relating to the mechanical and electrical stimulation of the vagus nerve. IMI is an early-stage company. We are not involved in IMI’s efforts to develop and commercialize a medical device based on the intellectual property that we licensed to IMI. We will receive additional payments under the IMI license only if IMI is successful in achieving full regulatory approval of such a device or receives a royalty, fee or other payment from a third party in connection with a sublicense of its rights under our license agreement.

We rely on third parties to manufacture and supply the zileuton API, ZYFLO CR and our product candidates. We expect to continue to rely on these sole source suppliers for these purposes and would incur significant costs to independently develop manufacturing facilities.

We have no manufacturing facilities and limited manufacturing experience. In order to continue to commercialize ZYFLO CR, develop product candidates, apply for regulatory approvals and commercialize our product candidates, we need to develop, contract for or otherwise arrange for the necessary manufacturing capabilities. We expect to continue to rely on third parties for production of the zileuton API, commercial supplies of ZYFLO CR and preclinical and clinical supplies of our product candidates. These third parties are currently our sole source suppliers, and we expect to continue to rely on them for these purposes for the foreseeable future.

We have contracted with Shasun Pharma Solutions Ltd. for commercial production of the zileuton API, subject to specified limitations, through December 31, 2010. Zileuton API is used in our FDA-approved oral zileuton product, ZYFLO CR, as well as in our zileuton injection product candidate. Our only source of supply for zileuton API is Shasun, which manufactures the zileuton API in the United Kingdom. The manufacturing process for the zileuton API involves an exothermic reaction that generates heat and, if not properly controlled by the safety and protection mechanisms in place at the manufacturing sites, could result in unintended combustion of the product. The manufacture of the zileuton API could be disrupted or delayed if a batch is discontinued or damaged, if the manufacturing sites are damaged, or if local health and safety regulations require a third-party manufacturer to implement additional safety procedures or cease production. In addition, there is only one qualified supplier of a chemical known as 2-ABT, which is one of the starting materials for zileuton, and if that manufacturer stops manufacturing 2-ABT, is unable to manufacture 2-ABT or is unwilling to manufacture 2-ABT on commercially reasonable terms or at all, Shasun may be unable to manufacture API for us.

We have contracted with SkyePharma PLC, through its subsidiary Jagotec AG, for the manufacture of core tablets for ZYFLO CR for commercial sale. Our only source of supply for the core tablets of ZYFLO CR is SkyePharma, which manufactures them in France. The manufacture of the core tablets for ZYFLO CR could be disrupted or delayed if one or more batches are discontinued or damaged or if the manufacturing site were damaged or destroyed. In January 2007, following a decision to concentrate on oral and pulmonary products, SkyePharma announced that it had reached an agreement for the sale of its injectable business. If SkyePharma sells all or a part of its remaining business or the manufacturing site for the core tablets of ZYFLO CR, our ability to produce ZYFLO CR may be impaired.

We have contracted with Patheon Pharmaceuticals Inc. to coat and package the core tablets of ZYFLO CR for commercial supplies. Patheon is currently our only source of finished ZYFLO CR tablets. The manufacture of the finished ZYFLO CR tablets could be disrupted or delayed if one or more batches are discontinued or damaged or if the manufacturing site were damaged or destroyed.

We are dependent upon Shasun, Patheon and SkyePharma as sole providers, and will be dependent on any other third parties who manufacture our product candidates, to perform their obligations in a timely manner and in accordance with applicable government regulations. For example, during the quarter ended March 31, 2008, one of our contract manufacturers failed to meet our manufacturing specifications relating to certain manufacturing batches of ZYFLO CR. If third-party manufacturers with whom we contract fail to perform their obligations, we may be adversely affected in a number of ways, including the following:

•	we may not be able to meet commercial demands for ZYFLO CR;

•	we may be required to cease distribution or issue recalls;

•	we may not be able to initiate or continue clinical trials of our product candidates that are under development; and

•	we may be delayed in submitting applications for regulatory approvals for our product candidates.

If Shasun, Patheon or SkyePharma experiences any significant difficulties in their respective manufacturing processes for our products including the zileuton API, ZYFLO CR core tablets or finished product for ZYFLO CR, we could experience significant interruptions in the supply of ZYFLO CR. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity or the scheduling of manufacturing sufficient for our needs at our third-party manufacturing partners, could impair our ability to supply ZYFLO CR at required levels. Such an interruption could cause us to incur substantial costs and impair our ability to generate revenue from ZYFLO CR may be adversely affected.

The zileuton API is manufactured in United Kingdom by Shasun, and we either store the zileuton API at a Shasun warehouse, ship the zileuton API either directly to a contract manufacturer or to a third-party warehouse. For the manufacture of ZYFLO CR, we ship zileuton API to France for manufacturing of core tablets by SkyePharma and we ship core tablets from France to the United States to be coated, packaged and labeled at Patheon. While in transit, our zileuton API and ZYFLO CR core tablets, each shipment of which is of significant value, could be lost or damaged. Moreover, at any time after shipment from Shasun, our zileuton API, which is stored in the United States at Patheon or at third-party warehouse, or our ZYFLO CR core tablets, which are stored at Patheon prior to coating and packaging, and our finished ZYFLO CR products, which are stored at our third-party logistics provider, Integrated Commercialization Solutions, Inc., or ICS, could be lost or suffer damage, which would render them unusable. We have attempted to take appropriate risk mitigation steps and to obtain transit insurance. However, depending on when in the process the zileuton API, ZYFLO CR core tablets or finished product is lost or damaged, we may have limited recourse for recovery against our manufacturers or insurers. As a result, our financial performance could be impacted by any such loss or damage to our zileuton API, ZYFLO CR core tablets or finished product.

We may not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. If we were required to change manufacturers for the zileuton API or ZYFLO CR tablet cores or coating, we would be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and all applicable regulations and guidelines, including FDA requirements and approved NDA product specifications. In addition, we would be required to conduct additional clinical bioequivalence trials to demonstrate that ZYFLO CR manufactured by the new manufacturer is equivalent to ZYFLO CR manufactured by our current manufacturer. Any delays associated with the verification of a new manufacturer or conducting additional clinical bioequivalence trials could adversely affect our production schedule or increase our production costs.

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

Any failure to manage and maintain our distribution network could compromise sales of ZYFLO CR and harm our business.

We rely on third parties to distribute ZYFLO CR to pharmacies. We have contracted with ICS, a third-party logistics company, to warehouse and distribute ZYFLO CR to three primary wholesalers, AmerisourceBergen Corporation, Cardinal Health and McKesson Corporation, and a number of smaller wholesalers. ICS is our exclusive supplier of commercial distribution logistics services. The wholesalers in turn distribute to chain and independent pharmacies. Sales to AmerisourceBergen Corporation, Cardinal Health and McKesson Corporation collectively accounted for at least 95% of our annual billings for ZYFLO CR and ZYFLO during 2007. The loss of any of these wholesaler customers’ accounts or a material reduction in their purchases could harm our business, financial condition and results of operations.

We rely on Phoenix Marketing Group LLC to distribute product samples to our sales representatives, who in turn distribute samples to physicians and other prescribers who are authorized under state law to receive and dispense samples. We rely on RxHope to administer our patient assistance program and to distribute samples of ZYFLO CR to physicians and other prescribers who are authorized under state law to receive and dispense samples.

This distribution network requires significant coordination with our supply chain, sales and marketing and finance organizations. Failure to maintain our contracts with ICS, the wholesalers, Phoenix and RxHope, or the inability or failure of any of them to adequately perform as agreed under their respective contracts with us, could negatively impact us. We do not have our own warehouse or distribution capabilities, we lack the resources and experience to establish any of these functions and we do not intend to establish these functions in the foreseeable future. If we were unable to replace ICS, AmerisourceBergen, Cardinal, McKesson, Phoenix or RxHope in a timely manner in the event of a natural disaster, failure to meet FDA and other regulatory requirements, business failure, strike or any other difficulty affecting any of them, the distribution of ZYFLO CR could be delayed or interrupted, which would damage our results of operations and market position. Failure to coordinate financial systems could also negatively impact our ability to accurately report and forecast product sales and fulfill our regulatory obligations. If we are unable to effectively manage and maintain our distribution network, sales of ZYFLO CR could be severely compromised and our business could be harmed.

If we are unable to enter into additional collaboration agreements, we may not be able to continue development of our product candidates.

Our drug development programs and potential commercialization of our product candidates will require substantial additional cash to fund expenses to be incurred in connection with these activities. We may seek to enter into additional collaboration agreements with pharmaceutical or biotechnology companies to fund all or part of the costs of drug development and commercialization of product candidates. For example, we have determined to seek to enter into collaboration arrangements with respect to the development of our alpha-7 product candidates and our zileuton injection product candidate. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, collaboration agreements are complex and time consuming to negotiate, document and implement. We may not be able to enter into future collaboration agreements, and the terms of the collaboration agreements, if any, may not be favorable to us. If we are not successful in efforts to enter into a collaboration arrangement with respect to a product candidate, we may not have sufficient funds to develop any of our product candidates internally. If we do not have sufficient funds to develop our product candidates, we will not be able to bring these product candidates to market and generate revenue. In addition, our inability to enter into collaboration agreements could delay or preclude the development, manufacture and/or commercialization of a product candidate and could have a material adverse effect on our financial condition and results of operations because:

•	we may be required to expend our own funds to advance the product candidate to commercialization;

•	revenue from product sales could be delayed; or

•	we may elect not to develop or commercialize the product candidate.

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

Our success depends, in part, on our ability to protect proprietary products, methods and technologies that we invent, develop or license under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. The composition of matter patent for zileuton in the United States will expire in December 2010. The patent for ZYFLO CR, which relates only to the controlled-release technology used to control the release of zileuton, will expire in June 2012. We are exploring strategies to extend and expand the patent protection for our zileuton products, but we may not be able to obtain additional patent protection.

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

Our confidentiality agreements with our current and potential collaborators, employees, consultants, strategic partners, outside scientific collaborators and sponsored researchers and other advisors may not effectively prevent disclosure of our confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Our success will depend in part on our ability to uphold and enforce the patents or patent applications owned or co-owned by us or licensed to us that cover our products and product candidates. Litigation, interferences or other adversarial proceedings relating to our patents or patent applications could take place in the United States or foreign courts or in the United States or foreign patent offices or other administrative agencies. Proceedings involving our patents or patent applications could result in adverse decisions regarding:

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

We have experienced significant operating losses in each year since our inception in 2000. We had net losses of $37.0 million in the year ended December 31, 2007 and $48.8 million in the year ended December 31, 2006. As of December 31, 2007, we had an accumulated deficit of approximately $191.4 million. For the year ended December 31, 2007, we recorded $11.0 million of revenue from the sale of ZYFLO and ZYFLO CR and have not recorded revenue from any other product. We expect that we will continue to incur substantial losses for the foreseeable future as we spend significant amounts to fund our research, development and commercialization efforts. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. We will need to generate significant revenues to achieve profitability. Until we are able to generate such revenues, we will not be profitable and will need to raise substantial additional capital to fund our operations.

We will require substantial additional capital to fund our operations. If additional capital is not available, we may need to delay, limit or eliminate our development and commercialization processes.

We expect to devote substantial resources to support ongoing sales and marketing efforts for ZYFLO CR and to fund the development of our other product candidates. Our funding requirements will depend on numerous factors, including:

•	the ongoing costs of marketing ZYFLO CR;

•	the scope, costs and results of our clinical trials on ZYFLO CR and zileuton injection;

•	the amount and timing of sales and returns of ZYFLO CR and ZYFLO;

•	the costs of ongoing sales, marketing and manufacturing activities for ZYFLO CR;

•	the time and costs involved in preparing, submitting, obtaining and maintaining regulatory approvals for our other product candidates;

•	the timing, receipt and amount of milestone and other payments, if any, from DEY, MedImmune, Beckman Coulter, IMI or future collaborators or licensees;

•	the timing, receipt and amount of sales and royalties, if any, from our product candidates;

•	continued progress in our research and development programs, as well as the magnitude of these programs, including milestone payments to third parties under our license agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the cost of obtaining and maintaining licenses to use patented technologies;

•	potential acquisition or in-licensing of other products or technologies;

•	our ability to establish and maintain additional collaborative or co-promotion arrangements; and

•	the ongoing time and costs involved in corporate governance requirements, including work related to compliance with the Sarbanes-Oxley Act of 2002.

Other than payments that we receive from our collaborations with DEY and MedImmune, sales of ZYFLO CR and ZYFLO represent our only sources of cash flow and revenue. We believe that our ability to access external funds will depend upon market acceptance of ZYFLO CR, the success of our other preclinical and clinical development programs, the receptivity of the capital markets to financings by biopharmaceutical companies, our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.

The extent of our future capital requirements is difficult to assess and will depend largely on our ability to successfully commercialize ZYFLO CR. Based on our current operating plans, we believe that our available cash and cash equivalents and anticipated cash received from product sales and anticipated payments received under collaboration agreements will be sufficient to fund anticipated levels of operations into the second quarter of 2009.

For the year ended December 31, 2007, our net cash used for operating activities was $14.4 million, and we had minimal capital expenditures. If our existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional products or product candidates, we may need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products, which we would otherwise pursue on our own.

As a result of our recurring losses from operations, accumulated deficit and our expectation that we will incur substantial additional operating costs for the foreseeable future, as discussed in Note 1 to our consolidated financial statements, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations. We have prepared our financial statements on the assumption that we will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Doubt about our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

If we fail to continue to meet all applicable continued listing requirements of The NASDAQ Global Market and NASDAQ determines to delist our common stock, the market liquidity and market price of our common stock could decline.

Our common stock is listed on The NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements. For example, NASDAQ rules require that we maintain a minimum bid price of $1.00 per share for our common stock. Between January 1, 2008 and March 20, 2008, the closing bid price per share of our common stock has ranged from $0.72 to $1.38. As of March 20, 2008, the closing bid price per share of our common stock was $0.72. If the closing bid price per share of our common stock falls below $1.00 for a period of 30 consecutive business days, we could be subject to delisting. In addition, to retain our listing on The NASDAQ Global Market we must maintain either minimum stockholders’ equity of $10.0 million or an aggregate market value of our common stock of $50.0 million. We may not continue to meet the minimum bid price requirement under NASDAQ rules or the other applicable continued listing requirements for The NASDAQ Global Market.

If we fail to continue to meet all applicable continued listing requirements of The NASDAQ Global Market in the future and NASDAQ determines to delist our common stock or transfer our listing from The NASDAQ Global Market to The NASDAQ Capital Market, a trading market for smaller companies, an active trading market for our common stock may not be sustained and the market price of our common stock could decline. If an active trading market for our common stock is not sustained, it will be difficult for our stockholders to sell shares of our common stock without further depressing the market price of our common stock or at all. A delisting of our common stock also could make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which are not within our control, could subject our operating results and stock price to volatility, including:

•	the amount and timing of sales of ZYFLO CR;

•	the timing of operating expenses, including selling and marketing expenses and the costs of maintaining a direct sales force;

•	the availability and timely delivery of a sufficient supply of ZYFLO CR;

•	the amount of rebates, discounts and chargebacks to wholesalers, Medicaid and managed care organizations related to ZYFLO CR;

•	the amount and timing of product returns for ZYFLO CR and ZYFLO;

•	achievement of, or the failure to achieve, milestones under our development agreement with MedImmune, our license agreements with Beckman Coulter and IMI and, to the extent applicable, other licensing and collaboration agreement;

•	the results of ongoing and planned clinical trials of our product candidates;

•	production problems occurring at our third-party manufacturers;

•	the results of regulatory reviews relating to the development or approval of our product candidates; and

•	general and industry-specific economic conditions that may affect our research and development expenditures.

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

The market price of our common stock may be subject to substantial volatility as a result of announcements by us or other companies in our industry, including our collaborators. Announcements that may subject the price of our common stock to substantial volatility include announcements regarding:

•	our operating results, including the amount and timing of sales of ZYFLO CR;

•	our licensing and collaboration agreements and the products or product candidates that are the subject of those agreements;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, product candidates or products by us or our competitors;

•	the development of new technologies, product candidates or products by us or our competitors;

•	regulatory actions with respect to our product candidates or products or those of our competitors; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

Insiders have substantial control over us and could delay or prevent a change in corporate control, including a transaction in which our stockholders could sell or exchange their shares for a premium.

As of February 29, 2008, our directors, executive officers and 10% or greater stockholders, together with their affiliates, to our knowledge, beneficially owned, in the aggregate, approximately 24.3% of our outstanding common stock. As a result, our directors, executive officers and 10% or greater stockholders, together with their affiliates, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

We sublease approximately 11,298 square feet of office space in Lexington, Massachusetts. The sublease expires on February 28, 2009, and we have an option to extend the term of the sublease for an additional six months. We believe our facilities are sufficient to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, their ages and their positions as of March 19, 2008 are as follows:

Name	Age	Position

Frank E. Thomas	38	President and Chief Executive Officer
Trevor Phillips, Ph.D.	46	Chief Operating Officer and Senior Vice President of Operations and Director
Thomas P. Kelly	37	Chief Financial Officer and Senior Vice President of Finance and Corporate Development
Scott B. Townsend, J.D.	41	Senior Vice President of Legal Affairs, General Counsel and Secretary
Jeffrey E. Young	35	Vice President of Finance, Chief Accounting Officer and Treasurer

Frank E. Thomas has served as our President since June 2006 and as our Chief Executive Officer since December 2006. Mr. Thomas served as a member of our board of directors from June 2006 until March 2008. On March 2, 2008, Mr. Thomas resigned as our President and Chief Executive Officer effective March 31, 2008 and as a member of our board of directors effective March 2, 2008. Mr. Thomas served as our Chief Financial Officer from April 2004 to June 2006, as our Treasurer from May 2004 to June 2006, as our Senior Vice President of Finance from December 2004 until June 2006 and as our Vice President of Finance from June 2004 to December 2004. From February 2000 to April 2004, Mr. Thomas served in a variety of finance positions with Esperion Therapeutics, Inc., a biopharmaceutical company, including most recently as Chief Financial Officer. Esperion was acquired by Pfizer Inc. in February 2004. From September 1997 to March 2000, Mr. Thomas served as Director of Finance and Corporate Controller for Mechanical Dynamics, Inc., a publicly-held software company. Prior to that, Mr. Thomas was a manager with Arthur Andersen LLP where he was a certified public accountant. Mr. Thomas holds a Bachelor in Business Administration from the University of Michigan.

Trevor Phillips, Ph.D. has served as our Chief Operating Officer since November 2003 and as our Senior Vice President of Operations since December 2004. On March 4, 2008, we announced that our board of directors appointed Dr. Phillips as our President and Chief Executive Officer effective April 1, 2008 and elected Dr. Phillips as a member of our board of directors effective March 4, 2008. Dr. Phillips served as our Secretary from March 2004 to September 2004, as our Treasurer from September 2003 to May 2004 and as our Vice President of Operations from October 2002 to December 2004. From November 2001 to September 2002, Dr. Phillips served as Senior Program Director for Sepracor, Inc., a pharmaceutical company. From October 1999 to November 2001, Dr. Phillips served as Director of Drug Development, Strategy and Planning for Scotia Holdings plc, a biotechnology company. From March 1997 to October 1999, Dr. Phillips served as a Senior Manager, Strategic Planning for Accenture Ltd. (formerly known as Andersen Consulting), a management consulting company. From March 1990 to March 1997, Dr. Phillips served in a variety of positions, including Director of Strategic Direction, for GlaxoWellcome plc, a pharmaceutical company. Dr. Phillips holds a B.Sc. in Microbiology from the University of Reading, a Ph.D. in Microbial Biochemistry from the University of Wales and an M.B.A. from Henley Management College.

Thomas P. Kelly has served as our Chief Financial Officer and Senior Vice President of Finance and Corporate Development since August 2007. From July 2003 to August 2007, Mr. Kelly served as a principal in life sciences investment banking at Canaccord Adams, Inc., an investment banking firm. From June 1998 to July 2002, Mr. Kelly served as vice president of life sciences investment banking at Robertson Stephens, Inc., an investment banking firm. From September 1996 to June 1998, Mr. Kelly served as an associate with Foley, Hoag & Eliot LLP, a law firm. Mr. Kelly holds a B.S. in Foreign Service from Georgetown University and a J.D. from The University of Chicago School of Law.

Scott B. Townsend, J.D. has served as our Senior Vice President of Legal Affairs since March 2007, as our Secretary since September 2004 and as our General Counsel since June 2006. Mr. Townsend served as our Vice President of Legal Affairs from August 2004 to March 2007. From August 2000 to August 2004, Mr. Townsend was employed by the law firm Wilmer Cutler Pickering Hale and Dorr LLP (formerly known as Hale and Dorr LLP) as a junior partner from May 2002 to August 2004 and as an associate from August 2000 to May 2002. Mr. Townsend was an associate with the law firm Kilpatrick Stockton LLP in Charlotte, North Carolina from July 1999 to July 2000 and an associate with the law firm Goodwin Procter LLP in Boston, Massachusetts from September 1997 to July 1999. Mr. Townsend holds an A.B. in Economics and Government from Bowdoin College and a J.D. from The University of Virginia School of Law.

Jeffrey E. Young has served as our Vice President of Finance, Chief Accounting Officer and Treasurer since June 2006. Mr. Young served as our Senior Director of Finance from April 2006 to June 2006 and as our Director of Financial Planning and Analysis from April 2005 to March 2006. From March 2003 to April 2005, Mr. Young served in a variety of finance positions with PerkinElmer, Inc., a life and analytical science and photonic instrument company, including most recently as Senior Manager of Consolidation and Technical Accounting. From September 1996 to March 2003, Mr. Young was employed by the registered public accounting firm PricewaterhouseCoopers LLP, including as a manager from 2000 to March 2003. Mr. Young is a certified public accountant and holds a B.S. in Business Administration from Georgetown University.

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

Year Ended December 31, 2007	High	Low

First Quarter (from January 1 to March 31)	$2.59	$1.50
Second Quarter (from April 1 to June 30)	$3.23	$1.60
Third Quarter (from July 1 to September 30)	$2.51	$1.71
Fourth Quarter (from October 1 to December 31)	$2.52	$1.27

Year Ended December 31, 2006	High	Low

First Quarter (from January 1 to March 31)	$7.20	$4.92
Second Quarter (from April 1 to June 30)	$5.43	$3.37
Third Quarter (from July 1 to September 30)	$4.14	$2.15
Fourth Quarter (from October 1 to December 31)	$2.79	$1.52

On March 20, 2008, the closing price per share of our common stock as reported on the NASDAQ Global market was $0.72, and we had approximately 125 stockholders of record. This number does not include beneficial owners for whom shares are held by nominees in street name.

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

Critical Therapeutics, Inc.
Performance Graph

	5/27/04	6/30/04	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07

Critical Therapeutics, Inc.	$100.00	$98.59	$82.39	$112.68	$95.63	$98.87	$132.68	$101.13	$71.69	$50.70	$33.80	$28.73	$30.70	$30.70	$25.91	$17.89

NASDAQ Composite Index	$100.00	$103.30	$95.82	$110.06	$101.31	$104.42	$109.41	$112.40	$119.55	$111.18	$115.78	$124.06	$124.60	$134.20	$139.52	$137.27

NASDAQ Biotech Index	$100.00	$99.17	$93.34	$100.39	$84.99	$90.21	$102.56	$103.28	$109.94	$97.10	$98.61	$104.39	$101.60	$104.98	$111.76	$109.24

AMEX Biotech Index	$100.00	$101.39	$101.84	$105.72	$95.73	$109.64	$125.97	$132.26	$138.49	$128.96	$130.08	$146.51	$148.44	$151.02	$159.62	$152.77

ITEM 6.	SELECTED FINANCIAL DATA

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

We derived the statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 from our audited consolidated financial statements, which are included at the end of this report. We derived the statements of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of future results. You should read the notes to our consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective method, which requires us to recognize compensation cost for granted, but unvested, awards, new awards and awards modified, repurchased, or cancelled after January 1, 2006 and granted after we became a public company. The amounts for prior periods do not include the impact of SFAS 123(R). In the notes to our consolidated financial statements included herein, we have provided pro forma disclosures for the year ended December 31, 2005 in accordance with SFAS 123 since that period has not been restated to conform to the 2007 and 2006 presentation.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)

Statements of Operations Data:
Net product sales	$11,008	$6,647	$387	$—	$—
Revenue under collaboration and license agreements	1,861	6,431	5,837	4,436	1,021

Total revenues	12,869	13,078	6,224	4,436	1,021

Cost of products sold	4,233	2,222	514	—	—
Research and development	21,655	26,912	29,959	25,578	17,458
Sales and marketing	12,193	18,284	13,671	1,199	—
General and administrative	13,572	13,456	11,406	9,679	3,771
Restructuring charges	—	3,498	—	—	—

Total costs and expenses	51,653	64,372	55,550	36,456	21,229

Operating loss	(38,784)	(51,294)	(49,326)	(32,020)	(20,208)

Interest income	2,020	2,726	2,427	1,098	191
Interest expense	(209)	(214)	(191)	(172)	(93)

Net loss	(36,973)	(48,782)	(47,090)	(31,094)	(20,110)
Accretion of dividends and offering costs on preferred stock	—	—	—	(2,209)	(2,264)

Net loss available to common stockholders	$(36,973)	$(48,782)	$(47,090)	$(33,303)	$(22,374)

Net loss per common share:
Basic and diluted	$(0.87)	$(1.37)	$(1.61)	$(2.28)	$(33.99)

Weighted-average basic and diluted shares outstanding	42,580,884	35,529,048	29,276,243	14,631,371	658,204

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$33,828	$49,038	$82,811	$78,829	$40,078
Working capital	26,380	47,738	70,005	64,357	25,218
Total assets	44,924	58,182	91,819	83,114	45,054
Long-term debt, net of current portion	—	421	1,489	1,367	720
Redeemable convertible preferred stock	—	—	—	—	51,395
Accumulated deficit	(191,372)	(154,399)	(105,617)	(58,527)	(27,433)
Total stockholders’ equity (deficit)	17,091	49,906	72,247	65,408	(24,851)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary

Critical Therapeutics, Inc. is a biopharmaceutical company focused on the development and commercialization of products designed to treat respiratory, inflammatory and critical care diseases linked to the body’s inflammatory response. Our marketed product is ZYFLO CR, an extended-release formulation of zileuton, which the FDA approved in May 2007 for the prevention and chronic treatment of asthma in adults and children 12 years of age or older. We licensed from Abbott Laboratories exclusive worldwide rights to ZYFLO CR, ZYFLO and other formulations of zileuton for multiple diseases and conditions. We began selling ZYFLO CR in the United States in September 2007. In January 2008, we requested and received from the FDA a waiver from the requirement to provide six-months’ notice to cease manufacturing of the immediate-release formulation of zileuton. As a result, we ceased manufacturing and supplying ZYFLO to the market in February 2008. In addition, we are developing an injectable formulation of zileuton, or zileuton injection.

In November 2007, we announced that we are in the process of reviewing a range of strategic alternatives that could result in potential changes to our current business strategy and future operations. As part of this process, we are considering alternatives to our current business strategy designed to maximize the value of our commercial organization and product development programs. We have engaged an investment bank to advise us this process. As a result of this process, we could determine to:

•	engage in one or more potential transactions, such as the sale or divestiture of certain of our assets, the merger or sale of our company, or other strategic transactions; or

•	continue to operate our business in accordance with our existing business strategy.

Pending any decision to change strategic direction, we are continuing our commercial and development activities in accordance with our existing business strategy with an increased focus on managing our cash position. We cannot assure you that our evaluation of strategic alternatives will lead to a change in our current business strategy or future operations, or result in one or more transactions. If we decide to pursue an alternative strategy or engage in a strategic transaction, the descriptions of our strategy, future operations and financial position, future revenues, projected costs and prospects and the plans and objectives of management in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report on Form 10-K may no longer be applicable. Because of the significant uncertainty regarding our future plans, the forward-looking statements contained herein do not reflect the impact of a potential change to our existing business strategy.

On March 13, 2007, we entered into an agreement with Dey, L.P., or DEY, a subsidiary of Mylan Inc., under which we and DEY agreed to jointly promote ZYFLO and ZYFLO CR. Under the co-promotion agreement, DEY paid us a non-refundable upfront payment of $3.0 million upon signing the co-promotion agreement, a milestone payment of $4.0 million following approval by the FDA of the NDA for ZYFLO CR and a milestone payment of $5.0 million following our commercial launch of ZYFLO CR. Under the co-promotion agreement, we record all quarterly net sales of ZYFLO CR and ZYFLO, after third-party royalties, up to $1.95 million and pay DEY a commission on quarterly net sales of ZYFLO CR and ZYFLO, after third-party royalties, in excess of $1.95 million.

On June 25, 2007, we entered into a definitive agreement with DEY to jointly promote DEY’s product PERFOROMISTtm (formoterol fumarate) Inhalation Solution, or PERFOROMIST, for the treatment of chronic obstructive pulmonary disease, or COPD. Under the agreement, DEY granted us a right and license or sublicense to promote and detail PERFOROMIST in the United States, together with DEY. In October 2007, after expanding our sales force to over 40 representatives, we announced that we commercially launched PERFOROMIST with DEY. Under the agreement, DEY pays us a commission on retail sales of PERFOROMIST above a specified baseline.

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

We are also developing other product candidates directed towards reducing the potent inflammatory response that we believe is associated with the pathology, morbidity and, in some cases, mortality in many acute and chronic diseases. The inflammatory response occurs following stimuli such as infection or trauma. Our product candidates target the production and release into the bloodstream of proteins called cytokines that play a fundamental role in the body’s inflammatory response.

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

We are conducting preclinical work in our alpha-7 program. We believe the successful development of a small molecule product candidate targeting the nicotinic alpha-7 cholinergic receptor, or alpha-7 receptor, could lead to a novel treatment for severe acute inflammatory disease, as well as an oral anti-cytokine therapy that could be directed at chronic inflammatory diseases such as asthma and rheumatoid arthritis. Based on preclinical studies, we have selected a lead compound that is currently in development and which we are continuing to advance, with the goal of filing an investigational new drug application, or IND. In addition, we continue to seek collaborations with other pharmaceutical companies for our alpha-7 program. We have licensed to Innovative Metabolics, Inc., or IMI, patent rights and know-how relating to the mechanical and electrical stimulation of the vagus nerve. This license agreement specifically excludes from the licensed field pharmacological modulation of the alpha-7 receptor.

In January 2007, we entered into an exclusive license agreement with IMI under which we licensed to IMI patent rights and know-how relating to the mechanical and electrical stimulation of the vagus nerve. In May 2007, under the agreement with IMI, we received an initial license fee of $500,000 in cash and IMI junior preferred stock valued at $500,000 in connection with IMI’s first financing. However, under our license agreement with The Feinstein Institute for Medical Research, formerly known as The North Shore-Long Island Jewish Research Institute, or The Feinstein Institute, we were obligated to pay The Feinstein Institute $100,000 of this cash payment and IMI junior preferred stock valued at $100,000. We included in revenue under collaboration and license agreements in 2007 the $1.0 million total license fee that we received from IMI and included in research and development expenses the payments of $100,000 in cash and IMI junior preferred stock valued at $100,000 that we made to The Feinstein Institute. These amounts were recorded in the second quarter of 2007. In March 2008, we sold the remaining 400,000 shares of junior preferred stock to two investors, which had participated in IMI’s first financing, for an aggregate purchase price of $400,000. The purchase price is subject to adjustment if these investors sell or receive consideration for these shares of junior preferred stock pursuant to an acquisition of IMI prior to February 1, 2009 at a price per share greater than they paid us. Under the license agreement, IMI also has agreed to pay us $1.0 million, excluding a $200,000 payment that we would be obligated to pay The Feinstein Institute, upon full regulatory approval of a licensed product by the FDA or a foreign counterpart agency and royalties based on a net sales of licensed products and methods by IMI and its affiliates.

In 2003, we entered into an exclusive license and collaboration agreement with MedImmune for the discovery and development of novel drugs for the treatment of acute and chronic inflammatory diseases associated with HMGB1. Under this collaboration, MedImmune paid us initial fees of $10.0 million in late

2003 and $2.5 million in early 2004. In addition, MedImmune agreed to fund to us $125,000 in 2007, $1.0 million in 2006, $2.75 million in 2005 and $1.5 million in 2004 for milestone payments and to fund certain research expenses incurred by us for the HMGB1 program.

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

In May 2006, we announced a restructuring of our operations that was intended to better align costs with revenue and operating expectations. Related restructuring charges pertained to employee severance benefits, outplacement services, automobile lease termination fees and impairment of assets. In October 2006, we announced a second restructuring of our operations to focus our resources on the commercialization of ZYFLO CR and the clinical development of zileuton injection and to significantly reduce our net cash expenditures through lower spending on our existing sales force as well as on our discovery and research programs. As part of this new business strategy, we eliminated 60 positions, or approximately 50% of our workforce. The headcount reductions included 38 sales and marketing employees, 17 research and development employees and five general and administrative employees.

Since our inception, we have incurred significant losses each year. We had net losses of $37.0 million in the year ended December 31, 2007 and $48.8 million in the year ended December 31, 2006. As of December 31, 2007, we had an accumulated deficit of $191.4 million. We expect to incur significant losses for the foreseeable future and we may never achieve profitability. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect our operating losses to continue over the next several years as we fund our development programs, market and sell ZYFLO CR and prepare for the potential commercial launch of our product candidates. Since our inception, we have raised proceeds to fund our operations through public offerings of common stock, private placements of equity securities, debt financings, the receipt of interest income, payments from our collaborators MedImmune and Beckman Coulter, license fees from IMI, payments from DEY under our zileuton co-promotion agreement and revenues from sales of ZYFLO and ZYFLO CR.

Recent Developments

On January 16, 2008, we entered into a sublease with Microbia Precision Engineering, Inc., or Microbia. We entered into the sublease in connection with our negotiated termination of our lease with ARE — 60 WESTVIEW, LLC, or ARE, and the negotiation of a new lease between ARE and Microbia for the same premises. Pursuant to the terms of the sublease, we are subleasing from Microbia a portion of the current premises occupied by us in Lexington, Massachusetts totaling approximately 11,298 square feet effective March 1, 2008.

On March 2, 2008, Frank E. Thomas resigned as our President and Chief Executive Officer effective March 31, 2008 and as a member of our board of directors effective March 2, 2008. On March 4, 2008, we announced that our board of directors appointed Trevor Phillips, Ph.D. as our President and Chief Executive Officer effective April 1, 2008 and elected Dr. Phillips as a member of our board of directors effective March 4, 2008. Dr. Phillips currently serves as our Chief Operating Officer and Senior Vice President of Operations.

Financial Operations Overview

Revenues.  From our inception on July 14, 2000 through the third quarter of 2005, we derived all of our revenues from license fees, research and development payments and milestone payments that we have received from our collaboration and license agreements with MedImmune and Beckman Coulter. In the fourth quarter of 2005, we began selling, and recognizing revenue from ZYFLO. In September 2007, we began selling, and recognizing revenue from ZYFLO CR. In 2007, we also recorded license revenue from our license agreement with IMI.

Cost of Products Sold.  Cost of products sold consists of manufacturing, distribution and other costs related to our commercial products, ZYFLO and ZYFLO CR. In addition, it includes royalties to third parties related to ZYFLO and ZYFLO CR and any reserves established for excess or obsolete inventory. Most of our manufacturing and distribution costs are paid to third-party manufacturers. However, there are some internal costs included in cost of products sold, including salaries and expenses related to managing our supply chain and for certain quality assurance and release testing costs. We do not expect to record costs for manufacturing or distributing ZYFLO after February 2008, when we ceased manufacturing and supplying ZYFLO.

Research and Development Expenses.  Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for monitoring and analyzing clinical trials, regulatory costs, including user fees paid to the FDA, milestone payments to third parties, costs related to the development of our approved new drug application, or NDA, for ZYFLO CR, costs of contract research and manufacturing and the cost of facilities. In addition, research and development expenses include the cost of our medical affairs and medical information functions, which educate physicians on the scientific aspects of our commercial products and the approved indications, labeling and the costs of monitoring adverse events. After FDA approval of a product candidate, we record manufacturing expenses associated with a product as cost of products sold rather than as research and development expenses. We expense research and development costs and patent related costs as they are incurred. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any particular project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in the aggregate in support of all research and development. Development costs for clinical stage programs such as zileuton injection tend to be higher than earlier stage programs such as our HMGB1 and alpha-7 programs due to the costs associated with conducting clinical trials and large-scale manufacturing.

We expect that research and development expenses relating to our portfolio will fluctuate depending primarily on the timing and outcomes of clinical trials, related manufacturing initiatives and milestone payments to third parties and the results of our decisions based on these outcomes. We expect to incur additional expenses over the next several years for clinical trials of ZYFLO CR and our product development candidates, including zileuton injection and alpha-7. We also expect manufacturing expenses for some programs included in research and development expenses to increase as we scale up production of zileuton injection for later stages of clinical development. We initiated a Phase IV clinical trial in July 2007 related to ZYFLO CR to examine its potential clinical benefits in the current patient treatment setting. In March 2008, we discontinued the trial because of patient enrollment that was significantly slower than we had anticipated. The costs of this trial will be included in research and development expenses. As a result of the FDA’s approval of the NDA for ZYFLO CR in May 2007, we made milestone payments totaling $3.1 million and accrued at present value an additional $3.5 million related to milestone obligations due on the first and second anniversary of the FDA’s approval. We included these milestone payments and accruals in research and development expenses in our results for the second quarter of 2007 and included the accretion of the discount related to the present value of the milestone obligations in interest expense.

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of salaries and other related costs for personnel in sales, marketing, managed care and our sales operations functions as well as other costs related to ZYFLO CR and ZYFLO. We also incurred marketing and other costs related to our launch of ZYFLO CR in September 2007. Other costs included in sales and marketing expenses include sales and marketing cost related to our co-promotion and marketing agreement, cost of product samples of ZYFLO CR and ZYFLO, promotional materials, market research and sales meetings. We expect to continue to incur sales and marketing costs associated with enhancing our sales and marketing functions and maintaining our increased sales force to support ZYFLO CR. In addition, under our co-promotion agreement with DEY, we have deferred the $12.0 million in aggregate upfront and milestone payments that we received in 2007. We are amortizing these payments over the term of the agreement. The amortization of the upfront and milestone payments will offset some or all of the co-promotion fees paid to DEY for promoting ZYFLO CR and ZYFLO in future periods under the agreement. We expect to record all ZYFLO CR sales generated by the combined sales force and record any co-promotion fees paid to DEY and the amortization of the upfront and milestone payments in sales and marketing. We do not expect to record sales and marketing expenses for ZYFLO after February 2008, when we ceased manufacturing and supplying ZYFLO.

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

Lease Abandonment.

In the third quarter of 2007, we ceased our in-house research activities to focus on the clinical development and commercialization aspects of our business. In accordance with SFAS No. 146, Costs Associated with an Exit or Disposal Activity, we recorded a liability of $360,000 related to a portion of the remaining obligations under our then operating lease that would expire in March 2009 at our facility in Lexington, Massachusetts that we ceased to use. The liability recorded was reduced by an estimated sublease rental income that we estimated could be reasonably obtained for the unused portion of the facility. In December 2007, we adjusted this estimated sublease income to reflect the negotiated termination of our operating lease and our sublease for the 11,298 square feet we currently occupy. This adjustment resulted in a $140,000 reduction to the abandonment charges. We recorded the abandonment charges in the third and fourth quarter of 2007 in our research and development expenses. As of December 31, 2007, the remaining obligation under the operating lease was $214,000, which is included in accrued expenses, and will be recognized over the two month period ending February 29, 2008.

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

Revenue Recognition.  We sell ZYFLO CR and ZYFLO primarily to pharmaceutical wholesalers, distributors and pharmacies, which have the right to return purchased product. We commercially launched ZYFLO in October 2005 and ZYFLO CR in September 2007. In January 2008, we requested and received from the FDA a waiver from the requirement to provide six-months’ notice to cease manufacturing ZYFLO. As a result, we ceased manufacturing and supplying ZYFLO to the market in February 2008. We recognize revenue from product sales in accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, or SFAS No. 48, which requires the amount of future returns to be reasonably estimated. We recognize product sales net of estimated allowances for product returns, estimated rebates in connection with contracts relating to managed care, Medicaid, Medicare, and estimated chargebacks from distributors and prompt payment and other discounts.

Prior to the first quarter of 2007, we deferred the recognition of revenue on ZYFLO product shipments to wholesale distributors until units were dispensed through patient prescriptions as we were unable to reasonably estimate the amount of future product returns. Units dispensed are not generally subject to return. In the first quarter of 2007, based on our product return experience since we launched ZYFLO in October 2005, we began recording revenue upon shipment to third parties, including wholesalers, distributors and pharmacies, and providing a reserve for potential returns from these third parties as sufficient history existed to make such estimates. In connection with this change in estimate, we recorded an increase in net product sales in 2007 related to the recognition of revenue from product sales that had been previously deferred, net of an estimate for remaining product returns. This change in estimate totaled approximately $953,000 and was reported in our results for the first quarter of 2007. We recorded $2.3 million in net product sales of ZYFLO CR in the second half of 2007. We anticipate that the rate of return for ZYFLO CR will be comparable to the rate of return used for ZYFLO. As a result, we recognize revenue for sales of ZYFLO CR upon shipment to third parties and record a reserve for potential returns from these third parties based on our product returns experience with ZYFLO and other factors.

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

Under our license agreement with IMI, we included in revenue from collaboration and license agreements in the second quarter of 2007 a $1.0 million initial license fee that we received from IMI and included in research and development expenses a related $100,000 cash payment and IMI preferred stock payment valued at $100,000 that we made to The Feinstein Institute.

Product Returns.  Consistent with industry practice, we offer customers the ability to return products during the six months prior to, and the 12-months after, the product expires. At the time of its commercial launch in October 2005, we began shipping ZYFLO with an expiration date of 12 months. Since our launch of ZYFLO, we have extended ZYFLO’s expiration date from 12 months to 24 months as of December 31, 2007. In September 2007, we launched ZYFLO CR, which currently has an expiration date of 18 months. We anticipate that the rate of return for ZYFLO CR will be comparable to the rate of return for ZYFLO. We may adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products in the distribution channel, the shelf-life of the product shipped, competitive issues such as new product entrants and other known changes in sales trends. We evaluate this reserve on a quarterly basis, assessing each of the factors described above, and adjust the reserve accordingly. As a result of this ongoing evaluation, our product return reserve is $873,000 as of December 31, 2007, which is comprised of a product return reserve of approximately $696,000 for ZYFLO and $177,000 for ZYFLO CR. Our allowance for ZYFLO product returns includes $605,000 of product in our distribution channel that we did not expect to be dispensed through prescriptions in the first quarter of 2008 as a result of our decision to cease manufacturing and supplying ZYFLO in February 2008.

Inventory.  Inventory is stated at the lower of cost or market value with cost determined under the first-in, first-out, or FIFO, method. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. We determine the estimated useful life of our inventory based upon stability data of the underlying product stored at different temperatures or in different environments. As of December 31, 2007, inventory consists of zileuton active pharmaceutical ingredient, or API, which is raw material in powder form, work-in-process and finished tablets to be used for commercial sale. On a quarterly basis, we analyze our inventory levels and write down inventory that has become obsolete, inventory that has a cost basis in excess of our expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues. At December 31, 2007, we had an inventory reserve of $816,000. The inventory reserve includes $155,000 recorded in the second quarter of 2007, relating to the zileuton active pharmaceutical ingredient in certain batches of ZYFLO CR tablets that did not meet certain specifications, $54,000 recorded in the third quarter of 2007, relating to excess ZYFLO finished tablets that we believe will not be sold as a result of our recent launch of ZYFLO CR and our decision to cease manufacturing and supplying ZYFLO in February 2008 and $607,000 recorded in the fourth quarter of 2007, relating to certain batches which did not pass our manufacturing specifications with the manufacture of ZYFLO CR. As of December 31, 2007, we had $5.6 million in inventory. We expect that our inventory levels could grow substantially in future periods as a result of our minimum purchase obligations under our supply agreements with third-party manufacturers.

Accrued Expenses.  As part of the process of preparing our consolidated financial statements, we are required to estimate certain expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include professional service fees, such as fees paid to lawyers and accountants, rebates to third parties, including government programs such as Medicaid or private insurers, contract service fees, such as amounts paid to clinical monitors, data management organizations and investigators in connection with clinical trials, fees paid to contract manufacturers in connection with the production of clinical materials, license fees in connection with the achievement of milestones and restructuring charges.

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

It is our intent to hold our short-term investments until such time as we intend to use them to meet the ongoing liquidity needs of our operations. However, if the circumstances regarding an investment or our liquidity needs were to change, such as a change in an investment’s external credit rating, we would consider a sale of the related security prior to the maturity of the underlying investment to minimize any losses. At December 31, 2007, we held $300,000 in auction rate securities. In February 2008, we were informed that there was insufficient demand at auction for these securities. As a result, this amount is currently not liquid and may not become liquid unless the issuer is able to refinance it. We have classified our investment in auction rate securities as a long-term investment and have included the amount in other assets on our balance sheet.

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

The two factors that most affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value. Accounting for equity instruments granted by us under SFAS 123(R) and the Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF No. 96-18, requires fair value estimates of the equity instrument granted. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can be readily estimated, we use the value of such goods or services to determine the fair value of the equity instruments. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services cannot be readily estimated, as is true in connection with most stock options and warrants granted to employees or non-employees, we estimate the fair value of the equity instruments based upon the consideration of factors that we deem to be relevant at the time using cost, market or income approaches to such valuations.

Income Taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of December 31, 2007, we had federal and state tax net operating loss carryforwards of approximately $163 million, which expire beginning in 2021 and 2008, respectively. We also have research and experimentation credit carryforwards of approximately $1.9 million as of December 31, 2007, which expire beginning in 2021. We have recorded a full valuation allowance as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of a net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income or additional paid in capital for deferred tax assets related to stock compensation deductions in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.

Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As of the date of adoption, the total amount of net unrecognized tax benefit is $202,000, which has been recorded as a reduction to the deferred tax asset with an offsetting adjustment to our valuation allowance. Accordingly, there was no adjustment to accumulated deficit at the date of adoption.

We did not recognize any accrued interest and penalties related to unrecognized tax benefits as no amounts would be due as a result of our net tax loss carryforward. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. Tax years for 2000 to 2007 remain subject to examination for federal and numerous state jurisdictions. The primary state tax jurisdiction to which we are subject is the Commonwealth of Massachusetts.

Results of Operations

Years Ended December 31, 2007 and 2006

Revenues

Revenue from Product Sales.  We recognized revenue from net product sales related to sales of ZYFLO and ZYFLO CR of $11.0 million in 2007 compared to $6.6 million in 2006, an increase of 66%. The increase in product revenue is primarily attributable to an 11% increase in ZYFLO prescription volume, an 11% increase in ZYFLO’s wholesale acquisition price and $2.3 million in net product sales of ZYFLO CR after its launch in September 2007. In addition, in the first quarter of 2007 we recorded a $953,000 increase in product sales related to the recognition of revenue from product sales that had been previously deferred, net of an estimate for remaining product returns.

Revenue under Collaboration and License Agreements.  We recognized collaboration and license revenues of $1.9 million in 2007 compared to $6.4 million in 2006, a decrease of approximately $4.6 million, or 71%. This decrease was primarily due to a $5.6 million decrease in collaboration revenue from our collaborations with MedImmune and Beckman Coulter, offset by $1.0 million in license revenue related to our agreement with IMI. We did not recognize any license revenue from IMI in the year ended December 31, 2006. For 2007, we recognized collaboration revenue of $800,000. Our 2007 collaboration revenue also included $400,000 of previously deferred revenue recognized under our collaboration agreement with Beckman Coulter for a license fee paid to advance into formal product development a diagnostic assay in connection with our HMGB1 program and approximately $400,000 related to a portion of the $12.5 million of initial fees MedImmune paid to us that we recognized over the duration of the agreement and the $5.4 million cumulatively billed to MedImmune for milestone payments and development support from the inception of the agreement through December 31, 2007. Collaboration revenue for the year ended December 31, 2006 was primarily comprised of the portion of the initial fees MedImmune paid to us that we recognized in each period, and the portion of milestone payments and development support billed to MedImmune.

Since we entered into the agreement with MedImmune in 2003, we have billed a total of $17.9 million to MedImmune, consisting of the $12.5 million initial payment, a $1.3 million milestone payment and $4.1 million of development support. As of December 31, 2007, we have recognized this entire amount as collaboration revenue. At December 31, 2007, we had no deferred collaboration revenue and had completed the research term of our agreement with MedImmune. Our revenue recognized from existing collaborations in 2008 may decline substantially because we have now recognized all of the revenue that we previously deferred. Going forward, our revenue from collaboration agreements will fluctuate each quarter and will be highly dependent upon the achievement of milestones under our existing agreements, or will be dependent upon us entering into new collaboration agreements.

Costs and Expenses

Cost of Products Sold.  Cost of products sold in 2007 was $4.2 million, compared to $2.2 million in 2006. Gross margin was 62% for 2007 and 66% for 2006. Cost of products sold in 2007 consisted of the expenses associated with manufacturing and distributing ZYFLO and ZYFLO CR, royalties to Abbott and SkyePharma related to ZYFLO and ZYFLO CR and reserves established for excess or obsolete inventory. As a result of our change in estimates relating to recognition of ZYFLO sales, we recorded an additional $166,000 in cost of products sold for 2007. Cost of products sold in 2006 consisted primarily of the expenses associated with manufacturing and distributing ZYFLO and royalty payments to Abbott under the license agreement for ZYFLO. We recorded inventory write-offs of $821,000 for 2007 and $299,000 for 2006. The write-offs in 2007 and 2006 resulted from excess or obsolete inventory that could no longer be used for commercial sale.

As a result of our commercial launch of ZYFLO CR in September 2007, our gross margins will likely decrease as a result of an increase in cost of products sold related to ZYFLO CR as a result of a more complex manufacturing process and supply chain and additional royalty obligations to Abbott and to SkyePharma for utilization of its controlled-release technology. This likely decrease could be offset, in part, by an increase in our wholesale acquisition price of ZYFLO CR and our ability to spread some of our fixed costs associated with managing our supply chain over a larger revenue base in 2008.

Research and Development Expenses.  Research and development expenses in 2007 were $21.7 million compared to $26.9 million in 2006, a decrease of approximately $5.2 million, or 20%. This decrease was primarily due to lower expenses associated with clinical trials, as well as the reduction in the number of employees performing research and development functions following our 2006 restructurings, offset, in part, by $6.6 million in milestone payments paid and accrued for during 2007 as a result of the FDA’s approval of the NDA for ZYFLO CR in May 2007.

The following table summarizes the primary components of our research and development expenses for the years ended December 31, 2007 and 2006:

	Year Ended
	December 31,
	2007	2006
	(In thousands)

Zileuton (ZYFLO and ZYFLO CR)	$14,479	$11,975
Zileuton injection	1,373	2,336
CTI-01	(77)	2,960
Alpha-7	3,239	3,903
HMGB1	343	1,829
General research and development expenses	1,275	2,600
Stock-based compensation expense	1,023	1,309

Total research and development expenses	$21,655	$26,912

The following summarizes the expenses associated with our primary research and development programs:

Zileuton (ZYFLO and ZYFLO CR).  During 2007, we incurred $14.5 million in expenses related to our orally-dosed zileuton programs, including ZYFLO and ZYFLO CR, as compared to $12.0 million during 2006, a 21% increase. This increase was primarily due to the following:

•	$3.1 million in milestone fees paid to third parties as a result of the FDA’s approval of the NDA for ZYFLO CR in May 2007;

•	$3.5 million in accrued milestone payments to third parties as a result of the FDA’s approval of the NDA for ZYFLO CR in May 2007, which are due on the first and second year anniversary of the FDA’s approval;

•	$2.2 million increase in clinical and manufacturing costs related to our Phase IV clinical trial for ZYFLO CR; and

•	$863,000 increase in clinical and manufacturing costs related to our R(+) Isomer program for zileuton.

The increases in the costs described above were partially offset by the following:

•	$2.6 million reduction in clinical and manufacturing costs for ZYFLO and our NDA registration batches for ZYFLO CR;

•	$1.9 million reduction in milestone fees paid to third parties as a result of the filing of the ZYFLO CR NDA in July 2006;

•	$1.2 million reduction in operating expenses incurred by our medical affairs and medical information functions, related to our scientific support of ZYFLO, as a result of our 2006 restructurings;

•	$1.2 million reduction in salaries, other personnel related costs and overhead related to our 2006 restructurings; and

•	$305,000 reduction in consulting and scientific advisor fees related to the ZYFLO CR NDA registration batches.

We anticipate that our research and development expenses related to our ZYFLO CR program for 2008 will consist primarily of costs related to our Phase IV clinical trial for ZYFLO CR, which we discontinued in March 2008. In addition, we expect to continue to incur research and development expenses to maintain and operate our medical affairs, medical information and pharmacovigilance functions in support of ZYFLO CR.

Zileuton Injection.  During 2007, we incurred $1.4 million in expenses related to our zileuton injection program, compared to $2.3 million during 2006, a decrease of $963,000, or 41%. This decrease was primarily due to a reduction in clinical trial expenses related to our Phase I/II clinical trial, which concluded in the first half of 2006, offset by costs related to the preparation and initiation of our Phase II clinical trial in October 2007. We expect to incur additional costs associated with the development of zileuton injection during the first and second quarters of 2008 as a result of our Phase II clinical trial and continued formulation development.

CTI-01.  During 2007, we received a net credit of $77,000 related to clinical trial costs associated with our CTI-01 program, as compared to expenses of $3.0 million in 2006. The costs incurred in 2006 related primarily to the enrollment and conduct of a Phase II clinical trial of CTI-01 in patients undergoing major cardiac surgery including the use of a cardiopulmonary bypass machine. Effective February 2007, we terminated our license agreements with the University of Pittsburgh and Xanthus Pharmaceuticals related to the development of CTI-01. We do not plan to pursue further development of CTI-01 or to incur additional costs related to CTI-01.

Alpha-7.  During 2007, we incurred $3.2 million in expenses related to our alpha-7 program, compared to $3.9 million during 2006, a 17% decrease. This decrease was primarily due to a reduction in the number of employees working on the program following our October 2006 restructuring. We anticipate that the research and development expenses for our alpha-7 program will not grow substantially in 2008, as we expect increased costs related to preclinical studies conducted by third parties to advance our lead molecule to be offset by the reduced number of employees working on this program. We anticipate that significant additional expenditures will be required to advance any product candidate through preclinical and clinical development. We currently expect to seek a collaborator for our alpha-7 program to develop and commercialize possible product candidates prior to human clinical trials. However, because this project is at a very early stage, the actual costs and timing of research, preclinical development, clinical trials and associated activities are highly uncertain, subject to risk, and will change depending upon the product candidate we choose to develop, the clinical indications developed, the development strategy adopted, and the terms of a collaboration, if we are able to enter into one. As a result, we are unable to estimate the costs or the timing of advancing a small molecule from our alpha-7 program through clinical development.

HMGB1.  During 2007, we incurred $343,000 in expenses related to our HMGB1 program, compared to $1.8 million during 2006, an 81% decrease. This decrease was primarily due to lower license fees, sponsored research and laboratory supplies for our continued testing under our collaboration agreement with MedImmune as well as lower personnel costs devoted to this program. We currently do not anticipate conducting significant research and development activities relating to HMGB1 in 2008. In addition, a larger portion of the expenses in our HMGB1 program will be assumed by MedImmune as the program advances into later stages of preclinical development. Because the HMGB1 program is still in preclinical development, the actual costs and timing of preclinical development, clinical trials and associated activities are highly uncertain, subject to risk and will change depending upon the clinical indications developed and the development strategy adopted. A significant amount of these clinical trial costs will be incurred by MedImmune. The expenses for HMGB1 are reflected in the accompanying statements of operations as part of research and development expenses, while any funding received from MedImmune and Beckman Coulter to support our research efforts is included in revenue under collaboration agreements.

Our general research and development expenses, which are not allocated to any specific program, were $1.3 million in 2007 compared to $2.6 million in 2006, a decrease of 51%. This decrease was primarily due to improved methods of allocating our research and development overhead expenses to our various programs, including costs related to personnel, laboratory and other facility costs offset, in part, by our impairment of certain laboratory equipment as a result of our abandoning a substantial portion of our current facility. Unallocated facility related costs were $180,000 in 2007, compared to $635,000 in 2006. In addition, unallocated fixed asset impairment and lease abandonment charges were $664,000 in 2007. The remaining general research and development expenses, which are incurred in support of all of our research and development programs, are not easily allocable to any individual program, and therefore, have been included in general research and development expenses.

Stock-based compensation expense that is related to research and development decreased $286,000 from $1.3 million in 2006 to $1.0 million in 2007. This includes expenses for employee grants under SFAS 123(R) as well as grants made to non-employees who are primarily working on research and development activities. The adjustment to stock-based compensation expense for non-employees is calculated based on the change in fair value of our common stock during the period. The decrease in stock-based compensation expense is related primarily to May 2006 and October 2006 reductions in our research and development personnel.

Sales and Marketing Expenses.  Sales and marketing expenses for 2007 were $12.2 million, compared to $18.3 million for 2006. The $6.1 million, or 33%, decrease in 2007 was primarily attributable to the following:

•	a decrease of approximately $4.3 million in salary and other costs related to the May 2006 and October 2006 reductions in our specialty sales force and sales and customer management team;

•	a decrease of $1.3 million in employee travel and other employee expenses following our personnel reductions in 2006;

•	a decrease of $903,000 in infrastructure costs to support the sales force, including leased vehicle, computer and software costs;

•	a decrease of $567,000 related to amortization of our deferred sales and marketing expense;

•	a decrease of $302,000 in severance costs and $525,000 of lower stock-based compensation expense related to the departure of our former Senior Vice President of Sales and Marketing in 2006; and

•	a decrease of $222,000 in stock-based compensation expense primarily related to our employee reductions in 2006.

The decreases were offset, in part, by the following:

•	an increase of approximately $1.5 million related to promotional materials, advertising and other costs associated with the launch of ZYFLO CR that we incurred to support our co-promotion agreement with DEY; and

•	$680,000 in co-promotion fees paid to DEY in accordance our co-promotion agreement.

In May and October 2006, we reduced the size of our sales and marketing efforts substantially to bring our cost structure more in-line with the expected future revenue for ZYFLO. In connection with these two restructurings, we reduced the size of our sales force promoting ZYFLO from approximately 80 sales representatives at the beginning of 2006 to 18 sales representatives at December 31, 2006. In addition, we reduced the size of the sales management team, our customer management, sales operations and marketing functions. In February 2008, we ceased manufacturing and supplying ZYFLO. In connection with our launch of ZYFLO CR in September of 2007, we increased our sales force from 18 sales representatives at the beginning of 2007 to approximately 41 sales representatives at December 31, 2007.

General and Administrative Expenses.  General and administrative expenses for 2007 were $13.6 million compared to $13.5 million for 2006. The $116,000, or 1%, increase in 2007 was primarily attributable to the following:

•	an increase of $1.2 million in advisory fees paid in connection with the upfront and milestones payments that DEY paid us in 2007;

•	an increase of $529,000 in consulting and other expenses primarily related to our review of strategic alternatives;

•	an increase of $503,000 in legal fees primarily related to our review of strategic alternatives;

•	an increase of $417,000 related to the additional bonus accrued at December 31, 2007 in accordance with our agreement with our current President and Chief Executive Officer;

•	an increase of $199,000 in audit and accounting related fees primarily related to our 2007 filing on Form S-3, our co-promotion agreement with DEY and our first 401(k) audit; and

•	an increase of $196,000 in overhead and facility related charges as a result of our facility abandonment that are allocated to general and administrative expenses.

The increases were offset, in part, by the following:

•	$670,000 of severance costs and $1.3 million of stock-based compensation expense related to the departure of our former President and Chief Executive Officer in June 2006;

•	$370,000 related to stock-based compensation as a result of our May 2006 and October 2006 restructurings; and

•	$351,000 in salary and other related costs as a result of the May 2006 and October 2006 employee reductions.

Restructuring Charges.  Restructuring charges totaled $3.5 million in 2006 related to actions we took in May and October 2006. In May 2006, we recorded charges of $499,000 for a restructuring of our operations that was intended to better align costs with revenue and operating expectations. In October 2006, we announced a second restructuring of our operations to focus our resources on the commercialization of ZYFLO CR and on the clinical development of zileuton injection and to significantly reduce our net cash expenditures through lower spending on our existing sales force as well as on our discovery and research programs. The restructuring charges for 2006 were comprised of the following:

•	severance, benefit and related payments of approximately $2.1 million;

•	asset impairment charges of $501,000 related to computer and laboratory equipment with a net realizable value below its net book value;

•	stock-based compensation expense of $622,000 related to the acceleration of vesting of stock options from the departure of our former Senior Vice President of Research and Development and Chief Scientific Officer; and

•	approximately $335,000 related to the termination of leases on vehicles used by our sales force and outplacement services.

The restructuring charges for 2006 do not include approximately $972,000 of severance expenses and $1.8 million of stock-based compensation related to the departures of our former President and Chief Executive Officer and our former Senior Vice President of Sales and Marketing. These amounts have been included in general and administrative expenses and sales and marketing expenses, as described previously. As of December 31, 2007, we had completed the implementation of these restructurings and paid all restructuring costs.

Other

Other Income.  Interest income in 2007 was $2.0 million, compared to $2.7 million in 2006. The decrease was primarily attributable to a lower average cash and investment balance during 2007. Interest expense amounted to $209,000 in 2007 and $214,000 in 2006. The interest expense relates to borrowings under our loan with Silicon Valley Bank for capital expenditures and the accretion of the discount on our accrued first and second anniversary milestone payments owed to Abbott and SkyePharma as a result of the FDA approval of the NDA for ZYFLO CR.

Years Ended December 31, 2006 and 2005

Revenues

Revenue from Product Sales.  We recognized revenue from product sales related to sales of ZYFLO of $6.6 million in 2006 compared to $387,000 in 2005. Product sales in 2005 reflect the period from launch in October through the end of the year. Under SFAS No. 48, we recognize revenue from product shipments when we have determined the right to return the product has lapsed or when we can reasonably estimate returns relating to the shipments to third parties. In accordance with SFAS No. 48, in 2005 and 2006, we deferred recognition of revenue on product shipments of ZYFLO to wholesalers, distributors and pharmacies until the product was dispensed through patient prescriptions. Shipments of ZYFLO to third parties that had not been recognized as revenue totaled $1.2 million as of December 31, 2006 and $1.7 million as of December 31, 2005 and were included in deferred product revenue on our balance sheet. We deferred the cost of product shipped to third parties that had not been recognized as revenue in accordance with our revenue recognition policy until the product was dispensed through patient prescriptions. This deferred cost of products sold totaled $167,000 as of December 31, 2006, compared to $266,000 as of December 31, 2005, and was included in prepaid expenses and other current assets on our balance sheet.

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

Through December 31, 2006, we billed a total of $17.8 million under our agreement with MedImmune, consisting of the $12.5 million initial payment, a $1.3 million milestone payment and $4.0 million of development support. We recognized $17.5 million of these amounts as collaboration revenue through December 31, 2006. We reported the balance of the payments, totaling $275,000, as deferred collaboration revenue and recognized such amount over the remaining estimated research term of our agreement with MedImmune based on the proportion of cumulative costs incurred as a percentage of the total costs estimated for the performance period. In 2006, we revised our cost estimate to reflect lower than expected costs to be incurred over the remainder of the contract with MedImmune. The change in estimate resulted in an increase in revenue recognized of approximately $2.0 million in 2006. We recognized the balance in deferred revenue during 2007. As of December 31, 2006, we also had $400,000 in deferred collaboration revenue under our collaboration agreement with Beckman Coulter, which we recognized as collaboration revenue in the first quarter of 2007.

     Costs and Expenses

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective method, which allows us to recognize compensation cost for shares granted, but unvested, stock awards, new stock awards and stock awards modified, repurchased, or cancelled after January 1, 2006. The discussion below is impacted by the fact that 2005 amounts do not include the impact of SFAS 123(R).

Cost of Products Sold.  Cost of products sold in 2006 was $2.2 million, compared to $514,000 in 2005. Cost of products sold consisted primarily of the expenses associated with manufacturing and distributing ZYFLO and royalty payments to Abbott under the license agreement for ZYFLO. Cost of products sold included charges for inventory write-offs of $299,000 during 2006, compared to $280,000 during 2005. The write-offs resulted from excess or obsolete inventory that no longer can be used for commercial sale.

Research and Development Expenses.  Research and development expenses in 2006 were $26.9 million compared to $30.0 million in 2005, a decrease of approximately $3.0 million, or 10%. This decrease was primarily due to lower expenses associated with the technology transfer and manufacturing activities associated with ZYFLO and ZYFLO CR, as well as the reduction in the number of employees performing research and development functions following our May and October 2006 restructurings. With the commercial launch of ZYFLO in October 2005, the costs of manufacturing ZYFLO were included in cost of products sold.

The following table summarizes the primary components of our research and development expenses for the years ended December 31, 2006 and 2005:

	Year Ended
	December 31,
	2006	2005
	(In thousands)

Zileuton (ZYFLO and ZYFLO CR)	$11,975	$12,670
Zileuton injection	2,336	1,656
CTI-01	2,960	3,045
Alpha-7	3,903	2,434
HMGB1	1,829	2,030
General research and development expenses	2,600	7,260
Stock-based compensation expense	1,309	864

Total research and development expenses	$26,912	$29,959

The following summarizes the expenses associated with our primary research and development programs:

Zileuton (ZYFLO and ZYFLO CR).  During 2006, we incurred $12.0 million in expenses related to our orally-dosed zileuton programs, including ZYFLO and ZYFLO CR, as compared to $12.7 million during 2005, a 5% decrease. This decrease was primarily due to the following:

•	lower manufacturing costs related to the product registration of ZYFLO, which was approved for commercial sale in September 2005; and

•	reduced costs related to clinical trials of zileuton in 2006 compared to 2005, when we conducted a Phase II clinical trial in patients with moderate to severe inflammatory acne.

The decreases were offset, in part, by the following:

•	completion of certain clinical trials related to the pharmacokinetic profile of ZYFLO CR in the bloodstream; and

•	initiation of the development of our R(+) isomer program for zileuton.

Zileuton Injection.  During 2006, we incurred $2.3 million in expenses related to our zileuton injection program, compared to $1.7 million during 2005, a 41% increase. This increase was primarily due to the completion of a Phase I/II clinical trial of zileuton injection in 60 patients during 2006 as well as the costs to manufacture and supply the drug in support of that clinical trial. During 2005, our zileuton injection program was still in a preclinical stage of development

CTI-01.  During 2006, we incurred $3.0 million in expenses related to our CTI-01 program, which was comparable to the expenses incurred in 2005. The costs incurred in both 2006 and 2005 related primarily to the enrollment and conduct of a Phase II clinical trial of CTI-01 in patients undergoing major cardiac surgery including the use of a cardiopulmonary bypass machine. This clinical trial was initiated in 2005 and completed during 2006. Effective February 2007, we terminated our license agreement with the University of Pittsburgh related to the development of CTI-01 and our license agreement with Xanthus Pharmaceuticals related to the development of CTI-01.

Alpha-7.  During 2006, we incurred $3.9 million in expenses in connection with research and development of our alpha-7 program, compared to $2.4 million during 2005, a 60% increase. The increase was primarily due to an increase in laboratory supplies and improved methods of allocating our research and development overhead expenses to our various programs, including the costs related to facilities, such as our laboratory space, and the depreciation expense on our laboratory equipment. In 2005, most of these expenses were included in our general research and development expenses. The number of employees working on alpha-7 during 2006, as compared to 2005, was relatively consistent through most of the year leading up to our October 2006 restructuring

HMGB1.  During 2006, we incurred $1.8 million in expenses for our HMGB1 program, compared to $2.0 million during 2005, a 10% decrease. This decrease was primarily due to lower license fees, sponsored research and laboratory supplies for continued testing under our collaboration agreement with MedImmune as well as lower personnel costs devoted to this program. The decreased expenses were partially offset by increases related to the allocation of our research and development overhead expenses to our various programs. These overhead expenses include the costs related to facilities, including our laboratory space, and the depreciation expense on our laboratory equipment. In 2005, most of these expenses were included in our general research and development expenses. In addition, we paid a $250,000 milestone payment in 2005 to the licensor of HMGB1 for establishing preclinical proof-of-concept. The collaboration revenue recognized by us in 2006 for this program totaled $6.4 million. The expenses for HMGB1 are reflected in the accompanying statements of operations as part of research and development expenses, while the funding received from MedImmune and Beckman Coulter to fund our research efforts is included in revenue under collaboration agreements.

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

Stock-based compensation expense that is related to research and development increased by $445,000 from $864,000 in 2005 to $1.3 million in 2006. The 2006 amount includes expenses for employee grants under SFAS 123(R) as well as grants made to non-employees who were primarily working on research and development activities. The adjustment to stock-based compensation expense for non-employees is calculated based on the change in fair value of our common stock during the period. The increase in stock-based compensation expense is related primarily to our adoption of SFAS 123(R), offset in part by the change in the market price of our common stock for unvested non-employee grants.

Sales and Marketing Expenses.  Sales and marketing expenses for 2006 were $18.3 million, compared to $13.7 million for 2005. The $4.6 million, or 34%, increase in 2006 was primarily attributable to the following:

•	an increase of approximately $2.2 million in salary costs related to our specialty sales force and our sales and customer management team, the majority of whom we hired in August 2005;

•	$513,000 of additional stock-based compensation expense primarily related to our adoption of SFAS 123(R) and the increased number of employees during most of 2006;

•	higher infrastructure costs to support the sales force including leased vehicle, computer and software costs;

•	severance costs of $302,000 and additional stock-based compensation expense of $525,000 related to the departure of our former Senior Vice President of Sales and Marketing; and

•	higher product samples, promotional materials and other costs associated with ZYFLO that we incurred to support our sales effort.

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

General and Administrative Expenses.  General and administrative expenses for 2006 were $13.5 million compared to $11.4 million for 2005. The $2.1 million, or 18%, increase in 2006 was primarily attributable to the following:

•	severance costs of $670,000 and additional stock-based compensation expense of $1.3 million related to the departure of our former President and Chief Executive Officer Dr. Rubin; and

•	$1.7 million of additional stock-based compensation expense primarily related to our adoption of SFAS 123(R).

These increases were offset, in part, by expenses related to our June 2005 private placement, lower personnel costs related to our May and October 2006 restructurings and a reduction in expenses related to our compliance with the Sarbanes-Oxley Act of 2002.

Restructuring Charges.  Restructuring charges totaled $3.5 million in 2006 related to actions we took in May and October 2006. In May 2006, we recorded charges of $499,000 for a restructuring of our operations that was intended to better align costs with revenue and operating expectations. In October 2006, we announced a second restructuring of our operations to focus our resources on the commercialization of ZYFLO CR and on the clinical development of zileuton injection and to significantly reduce our net cash expenditures through lower spending on our existing sales force as well as on our discovery and research programs. The restructuring charges for 2006 do not include approximately $972,000 of severance expenses and $1.8 million of stock-based compensation related to the departures of our President and Chief Executive Officer and our Senior Vice President of Sales and Marketing. These amounts have been included in general and administrative expenses and sales and marketing expenses, as described above. At December 31, 2006, we had substantially completed the implementation of these restructurings and approximately $212,000 of accrued restructuring costs remaining on our balance sheet was paid in 2007.

     Other

Other Income.  Interest income in 2006 was $2.7 million, compared to $2.4 million in 2005. The increase was primarily attributable to higher interest rates and higher cash and investment balances as a result of the financings that we completed in 2005 and 2006. Interest expense amounted to $214,000 in 2006 and $191,000 in 2005. The interest expense relates to borrowings under our loan with Silicon Valley Bank for capital expenditures.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception on July 14, 2000, we have raised proceeds to fund our operations through public offerings and private placements of equity securities, debt financings, the receipt of interest income, payments from our collaboration, license and co-promotion agreements, the exercise of stock options, and, beginning in the fourth quarter of 2005 and the third quarter of 2007, revenues from sales of ZYFLO and ZYFLO CR, respectively. As of December 31, 2007, we had $34.1 million in cash, cash equivalents and investments. We have invested our cash and cash equivalents in highly liquid, interest-bearing, investment grade securities in accordance with our established corporate investment policy.

In 2003, we entered into an exclusive license and collaboration agreement with MedImmune for the discovery and development of novel drugs for the treatment of acute and chronic inflammatory diseases associated with HMGB1, a newly discovered cytokine. Under this collaboration, MedImmune paid us initial fees of $12.5 million and an additional $5.3 million through December 31, 2007 for milestone payments and to fund certain research expenses incurred by us for the HMGB1 program and we invoiced MedImmune for an additional $31,000 for work performed in the fourth quarter of 2007. As of December 31, 2007, we had completed the research term of our agreement with MedImmune.

Under our collaboration with MedImmune, we may receive additional payments upon the achievement of research, development and commercialization milestones up to a maximum of $124.0 million, after taking into account payments we are obligated to make to The Feinstein Institute on milestone payments we receive from MedImmune.

Under our co-promotion agreement with DEY, we received a non-refundable upfront payment of $3.0 million in March 2007, a milestone payment of $4.0 million in June 2007 following approval by the FDA of the NDA for ZYFLO CR in May 2007 and a milestone payment of $5.0 million in December 2007 following commercial launch of ZYFLO CR.

Credit Agreement with Silicon Valley Bank.  We have financed the purchase of general purpose computer equipment, office equipment, fixtures and furnishings, test and laboratory equipment, software licenses and the completion of leasehold improvements through advances under a credit agreement with Silicon Valley Bank, which was most recently modified as of January 6, 2006. As of December 31, 2007, we had no borrowing capacity available under the modified credit agreement or any other credit agreement. We are currently considering financing alternatives to fund capital expenditures in the future.

Advances made under the modified credit agreement, after June 30, 2004, accrue interest at a rate equal to the prime rate plus 2% per year. As of December 31, 2007, outstanding equipment advances under the modified credit agreement had a weighted-average effective interest rate of approximately 9.3% per year. Advances made under the modified credit agreement are required to be repaid in equal monthly installments of principal plus interest accrued through the repayment term, which range from 36 to 42 months. Repayment begins the first day of the month following the advance. No advances were made in 2006 or 2007 under the modified credit agreement.

We granted Silicon Valley Bank a first priority security interest in substantially all of our assets, excluding intellectual property, to secure our obligations under the credit agreement. As of December 31, 2007, we had $369,000 in debt outstanding under this credit agreement related to equipment advances. As a result of our October 2006 restructuring and our September 2007 facility abandonment, we impaired some of our assets. As a result of these changes, we sold certain assets to third parties and repaid all outstanding debt owed to Silicon Valley Bank in the first quarter of 2008.

Cash Flows

Operating Activities.  Net cash used in operating activities was $14.4 million in 2007, compared to $51.4 million in 2006. Net cash used in operations for 2007 consisted of a net loss of $37.0 million, adjusted by approximately $17.6 million provided to fund working capital and other items, including $11.4 million related to deferred co-promotion fees and the following non-cash items:

•	stock-based compensation expense of $3.9 million;

•	depreciation, amortization expense and accretion of premiums of $645,000;

•	lease abandonment charge of $426,000;

•	loss on disposal of fixed assets and other charges of $385,000; and

•	preferred stock received in license agreement of $400,000.

Investing Activities.  Investing activities provided $704,000 of cash in 2007, compared to $24.7 million in 2006. In 2007, we made capital expenditures of $17,000 primarily for computer equipment and software, sold $371,000 of laboratory equipment and sold $650,000 of our short-term investments which was offset by purchases of $300,000 of investments. As interest rates have gradually increased, we have maintained more of our proceeds from sales of ZYFLO and ZYFLO CR, upfront and milestone payments and financings as cash equivalents rather than short-term investments.

Financing Activities.  Financing activities used $853,000 of cash in 2007, compared to $17.9 million provided in cash in 2006. Net cash used in financing activities in 2007 related primarily to repayment of our long-term debt and capital lease obligations, offset by proceeds from stock options exercises and employee stock purchase plans.

Funding Requirements

We have experienced significant operating losses in each year since our inception in 2000. We had net losses of $37.0 million in the year ended December 31, 2007 and $48.8 million in the year ended December 31, 2006. As of December 31, 2007, we had an accumulated deficit of approximately $191.4 million. For the year ended December 31, 2007, we recorded $11.0 million of revenue from the sale of ZYFLO and ZYFLO CR and have not recorded revenue from any other product. We expect that we will continue to incur substantial losses for the foreseeable future as we spend significant amounts to fund our research, development and commercialization efforts. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations. We have prepared our financial statements on the assumption that we will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Doubt about our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We expect to devote substantial resources to support the marketing of ZYFLO CR and to fund the development of our product candidates. We do not expect to make a significant investment in capital expenditures in 2008. We expect to fund any capital expenditures through cash received from product sales and interest income from invested cash and cash equivalents and short-term investments. Our funding requirements will depend on numerous factors, including:

•	the ongoing costs of the marketing of ZYFLO CR;

•	the scope, costs and results of our clinical trials of ZYFLO CR and zileuton injection;

•	the amount and timing of sales and returns of ZYFLO CR and ZYFLO;

•	the costs of ongoing sales, marketing and manufacturing activities for ZYFLO CR;

•	the time and costs involved in preparing, submitting, obtaining and maintaining regulatory approvals for our other product candidates;

•	the timing, receipt and amount of milestone and other payments, if any, from DEY, MedImmune, Beckman Coulter, IMI or future collaborators or licensees;

•	the timing, receipt and amount of sales and royalties, if any, from our product candidates;

•	continued progress in our research and development programs, as well as the magnitude of these programs, including milestone payments to third parties under our license agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the cost of obtaining and maintaining licenses to use patented technologies;

•	potential acquisition or in-licensing of other products or technologies;

•	our ability to establish and maintain additional collaborative or co-promotion arrangements; and

•	the ongoing time and costs involved in corporate governance requirements, including work related to compliance with the Sarbanes-Oxley Act of 2002.

Other than payments that we receive from our collaboration with MedImmune, sales of ZYFLO CR and ZYFLO represent our only sources of cash flows and revenue. In addition to the foregoing factors, we believe that our ability to access external funds will depend upon market acceptance of ZYFLO CR, the success of our other preclinical and clinical development programs, the receptivity of the capital markets to financings by biopharmaceutical companies, our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.

The extent of our future capital requirements is difficult to assess and will depend largely on our ability to successfully commercialize ZYFLO CR. Based on our operating plans, we believe that our available cash and cash equivalents and anticipated cash received from product sales and anticipated payments received under existing collaboration agreements will be sufficient to fund anticipated levels of operations into the second quarter of 2009.

For the year ended December 31, 2007, our net cash used for operating activities was $14.4 million and we had minimal capital expenditures. If our existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product candidates, we may need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. Such equity securities may have rights and preferences superior to those of the holders of our common stock. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products, which we would otherwise pursue on our own.

  Contractual Obligations

We have summarized in the table below our fixed contractual obligations as of December 31, 2007.

	Payments Due by Period
		Less Than	One to	Three to	More than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)

Short and long-term debt	$373	$373	$—	$—	$—
Research and license agreements	10,094	2,002	2,556	764	4,772
Consulting agreements	583	583	—	—	—
Manufacturing and clinical trial agreements	30,143	17,061	12,099	983	—
Marketing costs	9,034	3,034	6,000	—	—
Lease obligations	735	673	62	—	—

Total contractual cash obligations	$50,962	$23,726	$20,717	$1,747	$4,772

The amounts listed for short and long-term debt represent the principal and interest amounts we owed under our credit agreement with Silicon Valley Bank as of December 31, 2007.

The amounts listed for research and license agreements represent our fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These amounts do not include any additional amounts that we may be required to pay under our license agreements upon the achievement of scientific, regulatory and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of an IND to the FDA, similar submissions to foreign regulatory authorities and the first commercial sale of our products in various countries.

We are party to a number of agreements that require us to make milestone payments. In particular, under our license agreement with Abbott Laboratories for zileuton, we agreed to make aggregate milestone payments of up to $13.0 million to Abbott upon the achievement of various development and commercialization milestones relating to zileuton, including the completion of the technology transfer from Abbott to us, filing and approval of a product in the United States and specified minimum net sales of licensed products. Through December 31, 2007, we have made aggregate milestone payments of $7.8 million to Abbott under our license agreements related to ZYFLO and ZYFLO CR. In addition, under our license agreement with SkyePharma, through its subsidiary Jagotec, for ZYFLO CR, we agreed to make aggregate milestone payments of up to $6.6 million upon the achievement of various development and commercialization milestones. Through December 31, 2007, we have made aggregate milestone payments of $3.0 million to SkyePharma under our agreement. In May 2007, we received FDA approval of the NDA for ZYFLO CR. Included in the amounts listed for research and license agreements are the combined first and second anniversary milestone payments for the FDA’s approval of ZYFLO CR due to Abbott and SkyePharma totaling $3.8 million.

The amounts shown in the table do not include royalties on net sales of our products and payments on sublicense income that we may owe as a result of receiving payments under our collaboration or license agreements.

The amounts listed for consulting agreements are for fixed payments due to our scientific and business consultants.

The amounts listed for manufacturing and clinical trial agreements represent amounts due to third parties for manufacturing, clinical trials and preclinical studies. On August 20, 2007, we entered into an agreement with Jagotec, under which Jagotec agreed to manufacture and supply bulk ZYFLO CR tablet cores for commercial sale. We have agreed to purchase minimum quantities of ZYFLO CR tablet cores during each 12-month period for the first five years following marketing approval of ZYFLO CR by the FDA. For the term of the contract, we have agreed to purchase specified amounts of our requirements for ZYFLO CR from Jagotec. The commercial manufacturing agreement has an initial term of five years beginning on May 22, 2007, and will automatically continue thereafter, unless we provide Jagotec with 24-months’ prior written notice of termination or Jagotec provides us with 36-months’ prior written notice of termination. In addition, we have the right to terminate the agreement upon 30-days’ prior written notice in the event any governmental agency takes any action, or raises any objection, that prevents us from importing, exporting or selling ZYFLO CR. We also may terminate the agreement upon six-months’ advance notice in the event that an AB-rated generic pharmaceutical product containing zileuton is introduced in the United States and we determine to permanently cease commercialization of ZYFLO CR. Likewise, we may terminate the agreement upon 12-months’ advance notice if we intend to discontinue commercializing ZYFLO CR tablets. Furthermore, each party has the right to terminate the agreement upon the occurrence of a material uncured breach by the other party. In the event either party terminates the agreement, we have agreed to purchase quantities of ZYFLO CR tablets that are subject to binding forecasts.

In addition, we entered into a manufacturing and supply agreement with Rhodia Pharma Solutions Ltd. for commercial production of zileuton API, subject to specified limitations, through December 31, 2009. On September 30, 2006, Rhodia SA, the parent company of Rhodia Pharma Solutions Ltd., sold the European assets of its pharmaceutical custom synthesis business to Shasun Chemicals and Drugs Ltd. As part of this transaction, Rhodia SA assigned our contract with Rhodia Pharma Solutions Ltd. to Shasun Pharma Solutions Ltd., or Shasun. Under this agreement, we committed to purchase a minimum amount of API in the fourth quarter of 2006, the first quarter of 2007, the first quarter of 2008 and the first quarter of 2009. The API purchased from Shasun currently has a minimum shelf-life of 36 months.

We evaluate the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels and as to the expiration dates of its product. While our purchase commitment for API from Shasun exceeds our current forecasted demand in 2008, we expect that any excess API purchased in 2007 and 2008 under our agreement with Shasun will be used in commercial production batches in 2008, 2009 and 2010 and sold before it requires retesting. Therefore, no reserve for this purchase commitment has been recorded as of December 31, 2007.

At December 31, 2007, we had $5.6 million in inventory. We expect that our inventory levels could grow substantially in coming quarters as a result of our minimum purchase obligations under our supply agreements with third-party manufacturers. Significant differences between our current estimates and judgments and future estimated demand for our products and the useful life of inventory may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on our financial condition and results of operations during the period in which we recognize charges for excess inventory. For example, we recorded charges of $821,000 in 2007 and $299,000 in 2006 to reserve for excess or obsolete inventory that had an expiration date such that the product was unlikely to be sold. The charge was included in cost of products sold in the accompanying statements of operations.

Currently, we purchase our API for commercial requirements for ZYFLO CR from a single source. In addition, we currently manufacture ZYFLO CR with a single third-party manufacturer. The disruption or termination of the supply of API, a significant increase in the cost of the API from this single source or the disruption or termination of the manufacturing of our commercial products could have a material adverse effect on our business, financial position and results of operations.

The amounts listed for research and license agreements, consulting agreements and manufacturing and clinical trial agreements include amounts that we owe under agreements that are subject to cancellation or termination by us under various circumstances, including a material uncured breach by the other party, minimum notice to the other party or payment of a termination fee.

The amounts listed for marketing costs represent advertising and promotional commitments under our co-promotion agreement with DEY related to our marketing support for ZYFLO CR.

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

Recent Accounting Pronouncements

In November 2007, the FASB’s, Emerging Issues Task Force, or EITF, issued EITF Issue 07-01, Accounting for Collaborative Arrangements, or EITF 07-01. EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from or made to other collaborators based on other applicable generally accepted accounting principles or, in the absence of other applicable generally accepted accounting principles, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer or analogous relationship subject to EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF 07-01 to have a material impact on our financial statements and results of operations.

In June 2007, the EITF issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The initial adjustment to reflect the effect of applying this EITF as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We do not expect the adoption of EITF No. 07-03 to have a material impact on our financial statements and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, Business Combinations, some of which could have a material impact on how an entity accounts for its business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The provisions of SFAS 141(R) will only impact us if we area party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS 160. SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for presentation and disclosure requirements which shall be applied retrospectively for all periods presented. We do not expect the adoption of SFAS 160 to have a material impact on our financial statements and results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS 115, or FAS 159. FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. FAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We were required to adopt SFAS 159 on January 1, 2008. We do not expect the adoption of SFAS 159 will have a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2, or FSP 157-2, that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. We were required to adopt the provisions of SFAS 157 that pertain to financial assets and liabilities on January 1, 2008. We do not expect the adoption of SFAS 157 will have a material impact on our consolidated financial position or results of operations. We are currently evaluating the effect FSP 157-2 will have on our consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting of U.S. government treasury and agency notes, corporate debt obligations, municipal debt obligations, auction rate securities and money market funds, directly or through managed funds, with maturities of two years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2007, we estimate that the fair value of our investment portfolio would decline by approximately $3,000. We could be exposed to losses related to these securities should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. At December 31, 2007, we held approximately $300,000 in auction rate securities with a AAA credit rating upon purchase. In February 2008, we were informed that there was insufficient demand at auction for these securities. As a result, this amount is currently not liquid and may not become liquid unless the issuer is able to refinance it. We have classified our investment in auction rate securities as a long-term investment and included the investment in other assets on our balance sheet.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Critical Therapeutics, Inc.
Lexington, Massachusetts

We have audited the accompanying consolidated balance sheets of Critical Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Critical Therapeutics, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, recurring negative cash flows from operations and had an accumulated deficit of $191.4 million as of December 31, 2007. The Company expects to incur substantial losses for the foreseeable future as a result of research, development and commercial expenditures. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation on January 1, 2006 as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 27, 2008

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share
	and per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$33,828	$48,388
Accounts receivable, net	1,273	877
Amount due under collaboration agreements	31	650
Short-term investments	—	650
Inventory	5,599	4,048
Prepaid expenses and other	2,174	980

Total current assets	42,905	55,593

Fixed assets, net	1,151	2,421
Other assets	868	168

Total assets	$44,924	$58,182

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt and capital lease obligations	$370	$1,012
Accounts payable	5,283	1,049
Accrued compensation	2,051	1,865
Accrued expenses	5,103	2,076
Current portion of accrued license fees	1,838	—
Current portion of deferred co-promotion fees	1,880	—
Deferred collaboration revenue	—	675
Deferred product revenue	—	1,178

Total current liabilities	16,525	7,855

Long-term debt and capital lease obligations, less current portion	—	421
Long-term portion of accrued license fees, less current portion	1,754	—
Long-term portion of deferred co-promotion fees	9,554	—
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.001; authorized 90,000,000 shares; issued and outstanding 42,805,348 shares and 42,345,642 shares at December 31, 2007 and 2006, respectively.	43	43
Additional paid-in capital	208,420	204,378
Deferred stock-based compensation	—	(99)
Accumulated deficit	(191,372)	(154,399)
Accumulated other comprehensive loss	—	(17)

Total stockholders’ equity	17,091	49,906

Total liabilities and stockholders’ equity	$44,924	$58,182

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share data)

Revenues:
Net product sales	$11,008	$6,647	$387
Revenue under collaboration and license agreements	1,861	6,431	5,837

Total revenues	12,869	13,078	6,224

Costs and expenses:
Cost of products sold	4,233	2,222	514
Research and development	21,655	26,912	29,959
Sales and marketing	12,193	18,284	13,671
General and administrative	13,572	13,456	11,406
Restructuring charges	—	3,498	—

Total costs and expenses	51,653	64,372	55,550

Operating loss	(38,784)	(51,294)	(49,326)
Other income (expense):
Interest income	2,020	2,726	2,427
Interest expense	(209)	(214)	(191)

Total other income	1,811	2,512	2,236

Net loss	$(36,973)	$(48,782)	$(47,090)

Net loss per share	$(0.87)	$(1.37)	$(1.61)

Basic and diluted weighted-average common shares outstanding	42,580,884	35,529,048	29,276,243

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

		Additional	Deferred Stock-			Total
	Common	Paid-in	Based	Accumulated	Accumulated Other	Stockholders’	Comprehensive
	Stock	Capital	Compensation	Deficit	Comprehensive Loss	Equity	Loss
	(In thousands, except share data)

BALANCE — January 1, 2005	$24	$130,374	$(6,101)	$(58,527)	$(362)	$65,408
Issuance of 96,235 shares of common stock, upon exercise of options under stock purchase plan	—	158	—	—	—	158
Deferred stock-based compensation to non-employees	—	(458)	458	—	—	—
Amortization of deferred stock-based compensation			2,141			2,141
Reversal of deferred stock based compensation	—	(221)	221	—	—	—
Issuance of 9,945,261 shares of common stock and warrants to purchase 3,480,842 shares of common stock in private placement, net of $3.1 million in placement fees	10	51,352	—	—	—	51,362
Grant of stock options to non-employees	—	513	(513)	—	—	—
Net loss	—	—	—	(47,090)	—	(47,090)	$(47,090)
Unrealized gain on investments	—	—	—	—	268	268	268

Comprehensive loss							$(46,822)

BALANCE — December 31, 2005	34	181,718	(3,794)	(105,617)	(94)	72,247
Issuance of 752,241 shares of common stock, upon exercise of options under stock purchase plan	1	613	—	—	—	614
Issuance of common stock to employees under stock purchase plan	—	22	—	—	—	22
Deferred stock-based compensation to non-employees	—	(904)	904	—	—	—
Amortization of deferred stock-based compensation	—	—	105	—	—	105
Reversal of deferred stock based compensation in adopting SFAS No. 123(R)	—	(2,686)	2,686	—	—	—
Issuance of 7,455,731 shares of common stock and warrants to purchase 3,727,865 of common stock in a registered offering, net of $1.5 million in issuance costs	7	18,479	—	—	—	18,486
Restricted stock buyback	—	(1)	—	—	—	(1)
Issuance of restricted stock	1	—	—	—	—	1
Stock-based compensation to employees	—	7,137	—	—	—	7,137
Net loss	—	—	—	(48,782)	—	(48,782)	$(48,782)
Unrealized gain on investments	—	—	—	—	77	77	77

Comprehensive loss							$(48,705)

BALANCE — December 31, 2006	43	204,378	(99)	(154,399)	(17)	49,906
Issuance of 419,557 shares of common stock, upon exercise of options and vested restricted stock	—	147	—	—	—	147
Deferred stock-based compensation to non-employees	—	(74)	74	—	—	—
Amortization of deferred stock-based compensation	—	—	22	—	—	22
Reversal of deferred stock-based compensation	—	(3)	3	—	—	—
Issuance of common stock to employees under stock-purchase plan	—	63	—	—	—	63
Stock-based compensation to employees and non-employees	—	3,909	—	—	—	3,909
Net loss	—	—	—	(36,973)	—	(36,973)	$(36,973)
Unrealized gain on investments	—	—	—	—	17	17	17

Comprehensive loss							$(36,956)

BALANCE — December 31, 2007	$43	$208,420	$—	$(191,372)	$—	$17,091

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(36,973)	$(48,782)	$(47,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	531	939	800
Accretion (amortization) of premiums on short-term investments and other	114	(69)	903
Loss on disposal of fixed assets and other	385	86	149
Non-cash restructuring charge	—	1,109	—
Lease abandonment charge	426	—	—
Preferred stock received in license agreement, net	(400)	—	—
Stock-based compensation expense	3,931	6,620	2,141
Changes in assets and liabilities:
Accounts receivable	(396)	140	(1,024)
Amount due under collaboration agreements	619	(445)	(189)
Inventory	(1,551)	(2,179)	(1,869)
Prepaid expenses and other	(1,194)	1,199	(283)
Accounts payable	4,234	(3,566)	397
Accrued expenses	2,787	(935)	2,135
Accrued license fees	3,495	—	—
Deferred collaboration revenue	(675)	(5,031)	(2,837)
Deferred product revenue	(1,178)	(529)	1,707
Deferred co-promotion fees	11,434	—	—

Net cash used in operating activities	(14,411)	(51,443)	(45,060)

Cash flows from investing activities:
Proceeds from sale of fixed assets	371	—	—
Purchases of fixed assets	(17)	(370)	(2,182)
Proceeds from sales and maturities of short-term investments	650	36,859	72,915
Purchases of investments	(300)	(11,802)	(32,255)

Net cash provided by investing activities	704	24,687	38,478

Cash flows from financing activities:
Net proceeds from private placement of common stock	—	18,486	51,362
Proceeds from the issuance of common stock and other	210	636	158
Proceeds from long-term debt	—	—	1,300
Repayments of long-term debt and capital lease obligation	(1,063)	(1,235)	(961)

Net cash (used in) provided by financing activities	(853)	17,887	51,859

Net (decrease) increase in cash and cash equivalents	(14,560)	(8,869)	45,277
Cash and cash equivalents at beginning of year	48,388	57,257	11,980

Cash and cash equivalents at end of year	$33,828	$48,388	$57,257

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$120	$221	$172

Non-cash investing and financing activities:
Fixed assets acquired under capital lease obligation	$—	$—	$125

The accompanying notes are an integral part of these consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

Critical Therapeutics, Inc. (the “Company”) is a biopharmaceutical company focused on the development and commercialization of products designed to treat respiratory, inflammatory and critical care diseases linked to the body’s inflammatory response. The Company was incorporated in the state of Delaware on July 14, 2000 under the name Medicept, Inc. On March 12, 2001, the Company changed its name from Medicept, Inc. to Critical Therapeutics, Inc. The Company formed a wholly-owned subsidiary, CTI Securities Corporation, a Massachusetts corporation, in 2003.

The Company is subject to a number of risks similar to other companies in the biopharmaceutical industry, including, but not limited to, risks and uncertainties related to the progress, timing and success of the Company’s regulatory filings, regulatory approvals and product launches, including ZYFLO CRTM (zileuton) extended-release tablets (“ZYFLO CR”); the Company’s ability to develop and maintain the necessary sales, marketing, distribution and manufacturing capabilities to commercialize ZYFLO CR; the market acceptance and future sales of ZYFLO CR; the progress and timing of the Company’s drug development programs and related clinical trials, including difficulties or delays in the completion of patient enrollment, data collection or data analysis; the Company’s ability to obtain, maintain and enforce patent and other intellectual property protection for ZYFLO CR, ZYFLO® (zileuton) tablets (“ZYFLO”), its discoveries and drug candidates; the Company’s ability to successfully enter into additional strategic co-promotion, collaboration or licensing transactions on favorable terms, if at all; the Company’s ability to obtain additional financing to conduct research, development and commercialization activities; and the Company’s compliance with governmental and other regulations.

Management’s Plans

Since the Company’s inception, it has incurred significant losses each year. As of December 31, 2007, the Company had an accumulated deficit of $191.4 million. The Company expects to incur significant losses for the foreseeable future and it may never achieve profitability. Although the size and timing of its future operating losses are subject to significant uncertainty, the Company expects its operating losses to continue over the next several years as it funds its development programs, markets and sells ZYFLO CR and prepares for the potential commercial launch of its product candidates. Since the Company’s inception, it has raised proceeds to fund its operations through public offerings of common stock, private placements of equity securities, debt financings, the receipt of interest income, payments from its collaborators MedImmune, Inc. (“MedImmune”) and Beckman Coulter, Inc. (“Beckman Coulter”), license fees from Innovative Metabolics, Inc. (“IMI”), payments from DEY under its zileuton co-promotion agreement and revenue from sales of ZYFLO and ZYFLO CR.

In November 2007, the Company’s board of directors announced that it is in the process of reviewing a range of strategic alternatives that could result in potential changes to the Company’s current business strategy and future operations. As part of this process, the Company is considering alternatives to its current business strategy, and it has engaged an investment bank to advise it in considering its potential strategic alternatives. After concluding this review, it is possible that the Company could determine to pursue one or more of the strategic alternatives that it is considering or a variation of one of these alternatives. Pending any decision to change strategic direction, the Company is continuing its commercial and development activities in accordance with its existing business strategy with an increased focus on its cash position. As a result of this review, the extent of the Company’s future capital requirements is difficult to assess.

For the year ended December 31, 2007, the Company’s net cash used in operating activities was $14.4 million. If the Company’s existing resources are insufficient to satisfy its liquidity requirements, either under its current operating plan or any new operating plan it may adopt, it may need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to the Company on acceptable terms or at all.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Going Concern Assumption

The Company has experienced significant operating losses in each year since its inception in 2000 and had net losses of $37.0 million in the year ended December 31, 2007 and $48.8 million in the year ended December 31, 2006. As of December 31, 2007, the Company had an accumulated deficit of approximately $191.4 million. For the year ended December 31, 2007, it recorded $11.0 million of revenue from the sale of ZYFLO and ZYFLO CR and has not recorded revenue from any other product. Management expects that the Company will continue to incur substantial losses for the foreseeable future from spending significant amounts to fund the Company’s research, development and commercialization efforts. These matters raise substantial doubt about the Company’s ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments

Short-term investments consist primarily of U.S. government treasury and agency notes, commercial paper, corporate debt obligations, municipal debt obligations, auction rate securities and money market funds, each of investment-grade quality, which have an original maturity date greater than 90 days that can be sold within one year. These securities are held until such time as the Company intends to use them to meet the ongoing liquidity needs to support its operations. These investments are recorded at fair value and accounted for as available-for-sale securities. The unrealized gain (loss) during the period is recorded within accumulated other comprehensive loss unless it is determined to be other-than-temporary. During the years ended December 31, 2007, 2006 and 2005, the Company recorded a net unrealized gain on short-term investments of $17,000, $77,000 and $268,000, respectively. The original cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization or accretion is included in interest income (expense).

The unrealized losses as of December 31, 2006 were primarily caused by interest rate increases. The following table shows, for the years ended December 31, 2007 and 2006, the gross unrealized gains and losses

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the fair value of the Company’s investments with unrealized gains and losses that are not deemed to be other-than-temporary, aggregated by investment category. There were no available-for-sale securities held as of December 31, 2007.

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

At December 31, 2007, the Company held $300,000 in auction rate securities with a AAA credit rating upon purchase. In February 2008, the Company was informed that there was insufficient demand at auction for these securities. As a result, this amount is currently not liquid and may not become liquid unless the Company is able to refinance it. The Company has classified its $300,000 in auction rate securities as a long-term investment and has included the amount in other assets on the Company’s accompanying balance sheet.

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

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

Long-lived assets and, if and when applicable, certain identifiable intangibles held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that the Company expects to hold and use is based on the fair value of the asset. Assets that are being held for sale are recorded at the lower of carrying value or fair value less cost to sell. At December 31, 2007, assets held-for-sale had a fair value of approximately $167,000 and are included in fixed assets in the accompanying consolidated balance sheet. In 2007, the Company accelerated depreciation and recorded an impairment charge of $275,000 resulting from the Company’s decision to cease its in-house research activities (see Note 16). In 2006, the Company recorded an impairment charge of approximately $488,000 related to computer and laboratory equipment as a result of its 2006 restructurings (See Note 15).

Research and Development

Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for monitoring and analyzing clinical trials, regulatory costs, including user fees paid to the FDA, milestone payments to third parties, costs related to the development of the Company’s NDA for ZYFLO CR, costs of contract research and manufacturing and the cost of facilities. In addition, research and development expenses include the cost of the Company’s medical affairs and medical information functions, which educate physicians on the scientific aspects of its commercial products and the approved indications, labeling and the costs of monitoring adverse events. The Company expenses research and development costs and patent related costs as incurred. Because of the Company’s ability to utilize resources across several projects, many of its research and development costs are not tied to any particular project and are allocated among multiple projects. The Company records direct costs on a project-by-project basis. The Company records indirect costs in the aggregate in support of all research and development. Development costs for clinical development stage programs tend to be higher than earlier stage programs due to the costs associated with conducting clinical trials and large-scale manufacturing. After FDA approval of a product candidate, manufacturing expenses associated with a product will be recorded as cost of products sold rather than as research and development expenses.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. The Company’s revenue is currently derived from product sales of its commercially marketed products, ZYFLO and ZYFLO CR and its collaboration and license agreements. The collaboration and license agreements provide for various payments, including research and development funding, license fees, milestone payments and royalties. In addition, the Company’s product sales are subject to various rebates, discounts and incentives that are customary in the pharmaceutical industry.

Net product sales.  The Company sells ZYFLO CR and ZYFLO primarily to pharmaceutical wholesalers, distributors and pharmacies. The Company commercially launched ZYFLO in October 2005 and ZYFLO CR in September 2007. The Company authorizes returns for damaged products and exchanges for

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expired products in accordance with its return goods policy and procedures, and has established allowances for such amounts at the time of sale. The Company is obligated to accept from customers the return of products that are within six months of their expiration date or up to 12 months beyond their expiration date. The Company recognizes revenue from product sales in accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, which requires the amount of future returns to be reasonably estimated at the time of revenue recognition. The Company recognizes product sales net of estimated allowances for product returns, estimated rebates in connection with contracts relating to managed care, Medicaid, Medicare, and estimated chargebacks from distributors and prompt payment and other discounts.

The Company establishes allowances for estimated product returns, rebates and chargebacks primarily based on several factors, including the actual historical product returns, the Company’s estimate of inventory levels of products in the distribution channel, the shelf-life of the product shipped, competitive issues such as new product entrants and other known changes in sales trends. The Company evaluates this reserve on a quarterly basis, assessing each of the factors described above, and adjusts the reserve accordingly.

Prior to the first quarter of 2007, the Company deferred the recognition of revenue on ZYFLO product shipments to wholesale distributors until units were dispensed through patient prescriptions as the Company was unable to reasonably estimate the amount of future product returns. Units dispensed are not generally subject to return. In the first quarter of 2007, the Company began recording revenue upon shipment to third parties, including wholesalers, distributors and pharmacies, and providing a reserve for potential returns from these third parties as sufficient history exists to make such estimates. In connection with this change in estimate, the Company recorded an increase in net product sales in the year ended December 31, 2007 related to the recognition of revenue from product sales that had been previously deferred, net of an estimate for remaining product returns. This change in estimate totaled approximately $953,000 and was reported in the Company’s results for the first quarter of 2007. In September 2007, the Company launched ZYFLO CR and recorded $2.3 million in product sales of ZYFLO CR in the second half of 2007 as a result of the launch. The Company anticipates that the rate of return for ZYFLO CR will be comparable to the rate of return used for ZYFLO. As a result, the Company recognizes revenue for sales of ZYFLO CR upon shipment to third parties and records a reserve for estimated returns. As of December 31, 2007, the Company’s allowances for ZYFLO CR and ZYFLO product returns were $177,000 and $696,000, respectively. Included in the ZYFLO allowance was $605,000 related to product the Company does not expect to be dispensed by third parties through patient prescriptions in the first quarter of 2008 as a result of its conversion to ZYFLO CR.

At December 31, 2007, the Company’s accounts receivable balance of $1.3 million was net of allowances of $29,000. At December 31, 2006, the Company’s accounts receivable balance of $877,000 was net of allowances of $24,000.

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

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Company’s license agreement with IMI, the Company licensed to IMI patent rights and know-how relating to the mechanical and electrical stimulation of the vagus nerve. Under the agreement with IMI, the Company received an initial license fee of $500,000 in cash junior and IMI preferred stock valued at $500,000 in connection with IMI’s first financing. However, under its license agreement with The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) (“The Feinstein Institute”), the Company was obligated to pay to The Feinstein Institute $100,000 of this cash payment and IMI junior preferred stock valued at $100,000. The Company included in revenue under collaboration and license agreements for the year ended December 31, 2007, the $1.0 million total initial license fee that the Company received from IMI and included the payments of $100,000 in cash and IMI junior preferred stock valued at $100,000 that the Company made to The Feinstein Institute in research and development expenses. These amounts were recorded in the second quarter of 2007. Under the license agreement, IMI also has agreed to pay the Company $1.0 million, excluding a $200,000 payment that the Company would be obligated to pay to The Feinstein Institute, upon full regulatory approval of a licensed product by the U.S. Food and Drug Administration (the “FDA”) or a foreign counterpart agency and royalties based on net sales of licensed products and methods by IMI and its affiliates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, long-term debt, capital lease obligations, and action rate securities included in other assets approximate their fair values.

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

The financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents, short-term investments and accounts receivable. The Company’s cash and cash equivalents are maintained with highly-rated commercial banks and are monitored against the Company’s investment policy, which limits concentrations of investments in individual securities and issuers.

The Company relies on certain materials used in its development and manufacturing processes, some of which are procured from a single source. The Company purchases the zileuton active pharmaceutical ingredient pursuant to a long-term supply agreement with one supplier. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development or commercialization process and thereby adversely affect the Company’s operating results. In addition, a disruption in the commercial supply of ZYFLO CR or a significant increase in the cost of the active pharmaceutical ingredient from these sources could have a material adverse effect on the Company’s business, financial position and results of operations.

The Company sells primarily to large national wholesalers, which in turn, may resell the product to smaller or regional wholesalers, retail pharmacies or chain drug stores. The following tables summarize the number of customers that individually comprise greater than 10% of total billings, some of which have been recognized as revenue in 2007 and 2006, and their aggregate percentage of the Company’s total billings for the years ended December 31, 2007, 2006 and 2005 and the number of customers that comprise more than

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10% of total accounts receivable and their aggregate percentage of the Company’s total accounts receivable at December 31, 2007 and 2006:

	Year Ended December 31
	2007 Billings	2006 Billings	2005 Billings

Company A	39%	40%	26%
Company B	37%	37%	29%
Company C	19%	18%	30%

Total	95%	95%	85%

	December 31,
	2007 Accounts	2006 Accounts
	Receivable	Receivable

Company A	65%	42%
Company B	15%	19%
Company C	15%	37%

Total	95%	98%

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have previously been included in either the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using tax rates expected to be in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against net deferred tax assets where management believes it is more likely than not that the asset will not be realized. In 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not impact the Company’s financial condition, results of operations, or cash flows.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic-value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations and the disclosure provisions of SFAS 123. Accordingly, no compensation expense was recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. Conversely, when the exercise price for accounting purposes was below fair value of the Company’s common stock on the date of grant, a non-cash charge to compensation expense was recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. The Company issued options prior to March 19, 2004, the date it filed its initial registration statement on Form S-1 (“Form S-1”), with the Securities and Exchange Commission, at values less than deemed fair market value. This resulted in recording deferred compensation, which has been recognized into operating expenses over the respective vesting periods.

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

For the year ended December 31, 2005, had employee compensation expense been determined based on the fair value at the date of grant consistent with SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would have been as follows:

Year Ended
December 31,
2005
(In thousands,
except loss
per share
data)

Net loss — as reported	$(47,090)
Add: Stock-based compensation expense included in reported net loss	1,757
Deduct: Stock-based compensation expense determined under fair value method	(3,398)

Net loss — pro forma	$(48,731)

Net loss per share (basic and diluted):
As reported	$(1.61)
Pro forma	$(1.67)

Estimates of the fair value of equity awards will be affected by the market price of the Company’s common stock, as well as certain assumptions used to value the equity awards. These assumptions include, but are not limited to, the expected volatility of the common stock risk free interest rate and the expected term of options granted. The Company has computed the impact under SFAS No. 123(R) for options granted and restricted stock issued using the Black-Scholes option-pricing model for the years ended December 31, 2007 and 2006. The Company increased its assumption for the year ended December 31, 2007 regarding expected volatility to 72%, from 61% in 2006 based on the Company’s actual historical volatility since its initial public offering. In addition, the Company decreased its assumption for the year ended December 31, 2007 regarding the expected life of options to 6.1 years from 6.25 years in prior years. The expected life of options granted was estimated using the simplified method calculation as prescribed by SFAS No. 123(R). The assumptions used and weighted-average information are as follows:

	Year Ended
	December 31,
	2007	2006	2005

Risk-free interest rate	4.4%	4.8%	4.1%
Expected dividend yield	0%	0%	0%
Expected life	6.1 years	6.25 years	4 years
Expected volatility	72%	61%	59%
Weighted-average fair value of options granted with exercise prices equal to fair value	$1.43	$2.58	$3.26

All stock-based awards to non-employees are accounted for at their fair market value in accordance with SFAS No. 123(R) and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (“EITF No. 96-18”). The Company periodically remeasures the fair value of the unvested portion of stock-

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based awards to non-employees, resulting in charges or credits to operations in periods when such remeasurement occurs.

Because the Company has accumulated net operating losses as of December 31, 2007, option exercises may result in a tax deduction prior to the actual realization of the related tax benefit. As such, a tax benefit and a credit to additional paid-in capital for any tax deduction amount in excess of book compensation expense would not be recognized until the deduction reduces taxes payable.

Basic and Diluted Loss per Share

Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, because the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities that are not included in the diluted net loss per share calculation aggregated 12,838,860, 12,992,960 and 9,809,751 as of December 31, 2007, 2006 and 2005, respectively. These antidilutive securities consist of outstanding stock options, warrants and unvested restricted common stock as of December 31, 2007, 2006 and 2005.

Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively, and comprehensive loss is the unrealized gain (loss) on available-for-sale investments for the period. Total comprehensive loss was $37.0 million, $48.7 million and $46.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The unrealized gain (loss) on investments is the only component of accumulated other comprehensive loss in the accompanying consolidated balance sheets as of December 31, 2006.

Disclosure about Segments of an Enterprise

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions as to how to allocate resources and assess performance. The Company’s chief operating decision maker, as defined under SFAS No. 131, is the chief executive officer. The Company believes it operates in one segment. All of the Company’s revenues are generated in the United States and all assets are located in the United States.

Recent Accounting Pronouncements

In November 2007, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issued EITF Issue 07-01, Accounting for Collaborative Arrangements. EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer. EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008. The Company does not

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expect the adoption of EITF No. 07-01 to have a material impact on its financial statements and results of operations.

In June 2007, the EITF issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The initial adjustment to reflect the effect of applying this EITF as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company does not expect the adoption of EITF No. 07-03 to have a material impact on its financial statements and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, Business Combinations, some of which could have a material impact on how an entity accounts for its business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The provisions of SFAS 141(R) will only impact the Company if it is party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements and results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. FAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company was required to adopt SFAS 159 on January 1, 2008. We do not expect the adoption of SFAS 159 will have a material effect on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company was required to adopt the provisions of SFAS 157 that pertain to

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial assets and liabilities on January 1, 2008. We do not expect the adoption of SFAS 157 will have a material impact on its consolidated financial position or results of operations. The Company is currently evaluating the effect FSP 157-2 will have on its consolidated financial position and results of operations.

(3)	Collaboration Agreements

MedImmune

In July 2003, the Company entered into an exclusive license and collaboration agreement with MedImmune to jointly develop therapeutic products. Under the agreement, the Company has granted MedImmune an exclusive, worldwide royalty bearing license in exchange for a license fee, research funding, research and development milestone payments and royalties on product sales. The Company is required to perform certain research activities under an agreed upon research plan. The original term of the research plan was expected to be approximately 41 months, which began on July 30, 2003. In 2005, the Company changed its estimate of the term covered by the research plan to 47 months, which resulted in a decrease in revenue recognized of approximately $237,000 in 2005. During the term of the research plan, the Company has received research funding from MedImmune based on the number of full-time equivalents employed by the Company for the purposes of executing the research plan. No performance is required of the Company subsequent to the research period. MedImmune will be responsible for subsequent product development and commercialization. All payments made to the Company under the agreement are non-refundable. In 2006, the Company revised its estimate of remaining total costs to be incurred under the collaboration agreement with MedImmune. The change in estimate resulted in an increase in revenue recognized of approximately $2.0 million in 2006.

In connection with this agreement, the Company received $12.5 million in upfront license fees and research funding, which was paid in two installments: $10.0 million in late 2003 and $2.5 million in early 2004. In 2005, the Company reached a specified milestone and received $1.25 million from MedImmune. In the event that specified research and development and commercialization milestones are achieved, MedImmune will be obligated to make further payments to the Company. In addition, the Company received approximately $125,000, $1.0 million and $1.5 million in research funding from MedImmune in each of the years ended December 31, 2007, 2006 and 2005, respectively.

Revenue under this arrangement was being recognized under a proportional performance model. During 2007, 2006 and 2005, the Company recognized revenue of approximately $400,000, $6.3 million and $5.7 million, respectively. In 2007, the Company completed the research term of its agreement with MedImmune resulting in the full recognition of all revenue that had been previously deferred from the prior year. As of December 31, 2006, the Company had deferred revenue of approximately $275,000 related to this agreement. The deferred revenue consisted of a portion of the up-front payments, milestone and research funding received in advance of revenue recognized under the agreement.

Beckman Coulter

In January 2005, the Company entered into a license agreement with Beckman Coulter, Inc., or Beckman Coulter, under which the Company granted to Beckman Coulter and its affiliates an exclusive worldwide license to patent rights and know-how controlled by the Company relating to the use of high mobility group box protein 1 (“HMGB1”) and its antibodies in diagnostics, to evaluate, develop, make, use and sell a kit or assemblage of reagents for measuring HMGB1 that utilizes one or more monoclonal antibodies to HMGB1 developed by or on behalf of the Company.

In consideration for the license, Beckman Coulter paid the Company a product evaluation license fee of $250,000 in February 2005. Beckman Coulter also agreed to pay the Company additional license fees of $400,000 upon the occurrence of the exercise by Beckman Coulter of its option to undertake formal product

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development and $450,000 upon the achievement of the first commercial sale of a licensed product. Beckman Coulter also agreed to pay the Company royalties based on net sales of licensed products by Beckman Coulter and its affiliates. Beckman Coulter has the right to grant sublicenses under the license subject to the Company’s written consent, which the Company has agreed not to unreasonably withhold. Beckman Coulter agreed to pay the Company a percentage of any license fees, milestone payments or royalties actually received by Beckman Coulter from its sublicensees. Beckman Coulter exercised its development option under the license agreement in December 2006 and paid the Company $400,000 in January 2007. This amount was recognized as revenue under collaboration and license agreements in 2007. The $400,000 was included in amounts due under collaboration agreements and revenue deferred under collaboration agreements at December 31, 2006. No amount was due under the agreement as of December 31, 2007.

Innovative Metabolics, Inc.

In January 2007, the Company entered into an exclusive license agreement with IMI under which the Company licensed to IMI patent rights and know-how relating to the mechanical and electrical stimulation of the vagus nerve. In May 2007, under the agreement with IMI, the Company received an initial license fee of $500,000 in cash and IMI junior preferred stock valued at $500,000 in connection with IMI’s first financing. However, under its license agreement with The Feinstein Institute, the Company was obligated to pay The Feinstein Institute $100,000 of this cash payment and IMI junior preferred stock valued at $100,000. The Company included in revenue under collaboration and license agreements in 2007 the $1.0 million total license fee that the Company received from IMI and included the payments of $100,000 in cash and IMI junior preferred stock valued at $100,000 that the Company made to The Feinstein Institute in research and development expenses. These amounts were recorded in the second quarter of 2007. Under the license agreement, IMI also has agreed to pay the Company $1.0 million, excluding a $200,000 payment that the Company would be obligated to pay The Feinstein Institute, upon full regulatory approval of a licensed product by the FDA or a foreign counterpart agency and royalties based on a net sales of licensed products and methods by IMI and its affiliates.

On March 14, 2008, the Company sold 400,000 shares of junior preferred stock issued to it by IMI in May 2007 in connection with IMI’s first financing for an aggregate purchase price of $400,000. The Company sold these shares of junior preferred stock to two investors which had previously participated in IMI’s first financing. The purchase price is subject to adjustments if these investors sell or receive consideration for these shares of junior preferred stock pursuant to an acquisition of IMI prior to February 1, 2009 at a price per share greater than they paid the Company.

(4)	Inventory

Inventory consisted of the following at December 31 (in thousands):

	2007	2006

Raw material	$2,587	$3,662
Work-in-process	3,062	83
Finished goods	766	422

Total	6,415	4,167
Less reserve	(816)	(119)

Inventory	$5,599	$4,048

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Fixed Assets

Fixed assets consisted of the following at December 31 (in thousands):

	2007	2006

Laboratory equipment	$759	$1,219
Computer and office equipment	685	689
Equipment-in-process	2	686
Furniture and fixtures	332	488
Software	464	484
Leasehold improvements	186	280
Assets held under capital lease	32	32

Total	2,460	3,878
Less accumulated depreciation and amortization	(1,309)	(1,457)

Fixed assets — net	$1,151	$2,421

In 2005, the Company entered into a capital lease arrangement primarily for computers for its sales force totaling $125,000. Assets acquired under capital lease agreements were initially recorded at the present value of the future minimum rental payments using interest rates appropriate at the inception of the lease. Property and equipment subject to capital lease agreements are amortized over the shorter of the life of the lease or the estimated useful life of the asset. At December 31, 2007 the Company’s net book value related to its capital leases was $1,000. Included in laboratory equipment are assets held for sale valued at $167,000.

Depreciation and amortization expense on fixed assets for the years ended December 31, 2007, 2006 and 2005 was approximately $531,000, $939,000 and $800,000, respectively. In 2006, the Company adjusted accumulated depreciation by approximately $750,000 related to assets with a net book value of $872,000 that the Company deemed impaired as part of its 2006 restructuring and assets retired during the year ended December 31, 2006. In addition in 2007, the Company accelerated depreciation and recorded an impairment charge on fixed assets of $275,000 as a result of its 2007 facility abandonment.

(6)	Accrued Expenses

Accrued expenses consisted of the following at December 31 (in thousands):

	2007	2006

Research and development contracts	$973	$363
Product returns	873	—
Marketing and promotion costs	784	—
Professional fees	624	365
Other	1,849	1,348

Total	$5,103	$2,076

(7)	Long-Term Debt

In June 2002, the Company entered into a loan and security agreement (the “Agreement”) with a lender that allowed the Company to borrow up to $2.25 million to finance the purchase of equipment and $750,000 to finance leasehold improvements through June 30, 2003.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2004, the Company entered into a modification to the Agreement. The modification gave the Company the ability to borrow up to an additional $3.0 million under the Agreement from July 1, 2004 to December 31, 2004. In 2005, the Company had additional borrowing capacity up to an amount equal to the lesser of (i) $3.0 million minus the principal amount of advances made in 2004 or (ii) $1.3 million. During 2005, the Company borrowed $1.3 million under the modified Agreement. No advances were made in 2006 under the modified Agreement. At December 31, 2007, the Company had no borrowing capacity available under the modified Agreement or any other credit agreement. Advances made under the modified Agreement accrue interest at a rate equal to the prime rate plus 2% per year and are required to be repaid in equal monthly installments of principal plus interest accrued through the date of repayment. The repayment terms for advances made under this modification are between 36 and 42 months. In connection with the original Agreement, the Company granted the lender a first priority security interest in substantially all of the Company’s assets, excluding intellectual property, to secure the Company’s obligations under the Agreement.

As of December 31, 2007, there was $369,000 in debt outstanding under the modified Agreement. The outstanding borrowings bear interest at a rate of approximately 9.3%.

The repayments of principal and interest are scheduled to be made as follows (in thousands):

	Principal	Interest	Total

2008	$369	$4	$373

	$369	$4	$373

In January 2008, all outstanding debt under the modified Agreement was paid in full.

(8)	Stockholders’ Equity

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

The warrants issued in connection with the offering have an exercise price per share of $2.62 per share, with a five-year life and are fully vested and exercisable from October 26, 2006. The warrants have been included in equity at their fair value of $5.7 million. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: dividend yield of 0%; estimated volatility of 64%; risk-free interest rate of 4.51% and a contractual life of five years. As of December 31, 2007, none of these warrants had been exercised.

2005 Private Placement

In June 2005, the Company sold 9,945,261 shares of its common stock at a price of $5.48 per share, together with warrants to purchase an additional 3,480,842 shares of common stock, for a total purchase price of $54.5 million in a private placement. The sales were made to institutional and other accredited investors. The net proceeds from the private placement were approximately $51.4 million, after deducting placement agents fees and other offering costs of approximately $3.1 million.

In connection with this private placement, the Company issued and sold an aggregate of 5,200,732 shares of common stock and warrants to purchase 1,820,257 shares of common stock to existing stockholders and affiliated entities associated with four members of the Company’s Board of Directors. These holders paid an

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate consideration of $28.5 million and participated on the same terms as the other purchasers in the private placement.

The warrants issued in connection with the private placement have an exercise price per share of $6.58, with a five-year life and are fully vested and exercisable from June 20, 2005. The warrants may also be exercised on a cashless basis at the option of the warrant holder. The warrants have been included in permanent equity at their fair value of $9.2 million. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: dividend yield of 0%; estimated volatility of 58%; risk-free interest rate of 3.65% and a contractual life of five years. As of December 31, 2007, none of these warrants had been exercised.

Authorized Capital

As of December 31, 2007, the authorized capital stock of the Company consists of 90,000,000 shares of voting common stock (“common stock”) with a par value of $0.001 per share, and 5,000,000 shares of undesignated preferred stock (“preferred stock”) with a par value of $0.001 per share. The common stock holders are entitled to one vote per share. The rights and preferences of the preferred stock may be established from time to time by the Company’s Board of Directors.

Restricted Common Stock Issuances to Non-Employees

The Company has made several grants of restricted common stock to non-employees since its inception. Many of these restrictions have lapsed, and therefore, no longer require periodic remeasurement in our financial statements.

During 2001, the Company issued 27,259 shares of common stock subject to restrictions and vesting, as partial consideration for a sponsored research and licensing agreement with The Feinstein Institute (see Note 12). 25% of the shares vested immediately, 25% vested in 2001, 25% vested on July 1, 2006, and the remaining 25%, or 6,815 shares vested on July 1, 2007.

In 2007, the Company issued 26,700 shares of restricted stock to a consultant. The fair value at the date of grant was $24,000. The Company is recording stock-based compensation ratably over the 24 month vesting period. The Company did not issue restricted stock to non-employees in 2006 or 2005.

Compensation to date associated with the restricted stock issued to non-employees has been measured as the difference between the fair value of the shares and the amount paid by the holder. Final measurement occurs when performance is complete, which is assumed to be when the restrictions lapse. The Company recorded approximately $11,000 in stock-based compensation expense for the year ended December 31, 2007 related to these shares. In addition, the Company reduced by approximately $62,000 and $137,000 its previously recorded deferred stock-based compensation for years ended December 31, 2006 and 2005, respectively, related to these shares. These amounts are included in operating expenses in the accompanying consolidated statement of operations.

The Company has reserved 12,229,610 shares as of December 31, 2007 for options outstanding under the Company’s 2004 Stock Incentive Plan and outstanding warrants.

(9)	Equity Incentive Plans

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

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the years ended December 31, 2007 and 2006, the Company issued 40,149 and 13,360 shares, respectively, of the Company’s common stock to participating employees.

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

On March 15, 2005, the Company’s Board of Directors adopted, and on June 17, 2005 the Company’s stockholders approved, an amendment to the 2004 Stock Plan to increase the total number of shares available by 860,000.

On January 1, 2006, the Company’s Board of Directors amended the 2004 Stock Plan to increase the total number of shares authorized for issuance by an additional 1,333,333, bringing the total authorized under the 2004 Stock Plan to 5,873,333 shares. At December 31, 2007, the Company had 1,045,486 shares of common stock available for award under the 2004 Stock Plan.

The exercise price of stock options is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options generally become exercisable over a period of four years from the date of grant, and expire 10 years after the grant date.

2003 Stock Incentive Plan

On September 29, 2003, the Company’s Board of Directors and stockholders adopted the 2003 Stock Incentive Plan (the “2003 Stock Plan”) for the issuance of incentive stock options, nonqualified stock options, and restricted common stock to key employees, directors, consultants, and vendors of the Company and its affiliates. On December 9, 2003, the Company’s Board of Directors amended the 2003 Stock Plan to increase the total number of shares available to 1,590,666 from 524,000, plus the 284,739 shares available from the 2000 Equity Plan. On June 2, 2004, in connection with the adoption of the 2004 Stock Plan, the Company transferred the 132,561 remaining shares of common stock available for award in the 2003 Stock Plan to the 2004 Stock Plan, subject to future adjustment based upon further cancellations in the 2003 Stock Plan or the 2000 Equity Plan. Accordingly, there are no shares of common stock available for award under the 2003 Stock Plan at December 31, 2007.

Under the terms of the 2003 Stock Plan, the exercise price of incentive stock options granted was established by the Board of Directors. The vesting provisions for stock options and restricted stock were established by the Board of Directors.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Equity Incentive Plan

On July 14, 2000, the Company’s Board of Directors and Company stockholders adopted the 2000 Equity Incentive Plan (the “2000 Equity Plan”) for the issuance of incentive stock options, nonqualified stock options, and restricted common stock to key employees, directors, consultants, and vendors of the Company and its affiliates. On October 24, 2002, the Company’s Board of Directors amended the 2000 Equity Plan to increase the total number of shares available to 4,000,000 from 2,000,000. On September 29, 2003, in connection with the adoption of the 2003 Stock Plan, the Company transferred the 284,739 remaining shares of common stock available for award in the 2000 Equity Plan to the 2003 Stock Plan, subject to future adjustments. Accordingly, there are no shares of common stock available for award under the 2000 Equity Plan at December 31, 2007.

Under the terms of the 2000 Equity Plan, the exercise price of incentive stock options granted must not be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. The exercise price of nonqualified stock options and the purchase price of restricted common stock may be less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors, but in no case may the exercise price or purchase price be less than the statutory minimum. The vesting provisions for stock options and restricted stock were established by the Board of Directors.

The following table summarizes stock option activity under all of the plans:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price

Outstanding — January 1, 2005	4,500,270	$4.23
Granted	2,025,900	6.70
Exercised	(96,235)	1.64
Cancelled	(229,829)	5.54

Outstanding — December 31, 2005	6,200,106	5.03
Granted	3,428,000	4.10
Exercised	(752,241)	0.82
Cancelled	(3,169,600)	5.81

Outstanding — December 31, 2006	5,706,265	4.60
Granted	1,011,800	2.12
Exercised	(247,386)	1.04
Cancelled	(1,449,776)	4.84

Outstanding — December 31, 2007	5,020,903	$4.20

Vested or expected to vest — December 31, 2007	4,387,001	$4.25

Exercisable — December 31, 2005	1,809,920	$3.42

Exercisable — December 31, 2006	2,047,280	$4.91

Exercisable — December 31, 2007	2,379,213	$4.85

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options outstanding and exercisable at December 31, 2007 under the plans are as follows:

	Outstanding
		Weighted-		Exercisable
		Average	Weighted-		Weighted-
		Contractual Life	Average		Average
	Number of Options	Outstanding	Exercise	Options	Exercise
Exercise Price	Outstanding	(In Years)	Price	Exercisable	Price

$0.38-$1.80	617,992	7.7	$1.38	353,251	$1.09
$1.88	644,159	9.0	$1.88	164,049	$1.88
$1.93-$2.33	503,400	9.1	$2.14	14,166	$2.11
$2.38-$3.71	188,900	9.2	$2.87	23,324	$3.03
$3.80	817,196	8.4	$3.80	310,318	$3.80
$4.31-$5.63	507,144	6.5	$5.35	419,374	$5.39
$5.75-5.99	548,750	6.5	$5.97	348,292	$5.97
$6.00-$6.83	592,781	6.9	$6.55	367,636	$6.58
$6.85-$7.75	528,081	7.3	$7.27	318,783	$7.31
$7.78-$8.96	72,500	7.2	$8.14	60,020	$8.05

	5,020,903	7.8	$4.20	2,379,213	$4.85

The weighted-average fair value of stock option grants using the Black-Scholes option pricing model were $1.43, $2.58 and $3.26 per share in 2007, 2006 and 2005, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2007 were 7.8 years and $84,000, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options vested or expected to vest at December 31, 2007 were 7.7 years and $84,000, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2007 were 6.9 years and $83,000, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $221,000, $1.4 million and $567,000, respectively.

During 2007, the Company issued 442,600 shares of restricted common stock to employees. These shares vest 50% on the sixth-month anniversary of the grant date and 50% on the second anniversary of the grant date. During 2006, the Company issued 556,100 shares of restricted common stock to employees. These shares vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. In addition, under the restricted stock agreements granted in 2007 and 2006, 50% of all unvested restricted common stock vests upon a change-of-control event, as defined in the Company’s 2004 Stock Incentive Plan. In August 2007, the Company’s Board of Directors approved a share surrender plan in connection with the employee restricted stock vesting in November and December 2007. As a result, the Company allowed employees to surrender 67,929 shares in lieu of their tax obligation. During 2007 the Company paid $111,000 to various tax authorities on behalf of its employees who surrendered shares.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restricted stock activity for the years ended December 31:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-		Grant-		Grant-
	Number	Date Fair	Number	Date Fair	Number	Date Fair
	of Shares	Value	of Shares	Value	of Shares	Value

Nonvested at beginning of year	556,100	$2.00	40,803	$0.38	103,613	$0.38
Granted	442,600	1.86	556,100	2.00	—	—
Vested	(240,100)	1.47	(38,536)	0.38	(62,810)	0.38
Forfeited	(149,350)	1.97	(2,267)	0.38	—	—

Nonvested at end of year	609,250	$1.90	556,100	$2.00	40,803	$0.38

In the years ended December 31, 2007, 2006 and 2005 the Company recorded stock-based compensation of $3.9 million, $7.2 million and $2.1 million, respectively.

The following table summarizes deferred stock-based compensation activity for the years ended December 31 (in thousands):

	2007	2006	2005

Deferred Compensation Balance — Beginning	$(99)	$(3,794)	$(6,101)
Employees
Amortization of deferred stock-based compensation	61	500	1,757
Reversal of deferred stock-based compensation	3	2,686	221
Non-employees
Amortization of deferred stock-based compensation	—	—	384
Deferred stock-based compensation	$(39)	(395)	(513)
Re-measure deferred stock-based compensation	74	904	458

Deferred Compensation Balance — Ending	$—	$(99)	$(3,794)

Compensation expense for 2007 related to options and restricted stock issued to employees is included in the accompanying consolidated statement of operations as research and development, sales and marketing and general and administrative expense in the amounts of $1.0 million, $424,000 and $2.5 million, respectively. Compensation expense for 2006 related to options issued to employees is included in the accompanying consolidated statement of operations as research and development, sales and marketing, general and administrative and restructuring expense in the amounts of $1.7 million, $1.1 million, $4.2 million and $622,000, respectively. Compensation expense for 2005 related to these options is included in the accompanying consolidated statement of operations as research and development, sales and marketing and general and administrative expense in the amounts of $489,000, $119,000 and $1.2 million, respectively.

During 2007, 2006 and 2005, all options issued to employees were granted at exercise prices equal to fair market value on the date of grant.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s stock-based compensation for the years ended December 31 (in thousands):

	2007	2006	2005

Stock-based compensation
Employees
Stock-based compensation — adoption of 123(R)	$3,714	$7,137	$—
Stock compensation — Intrinsic value awards	61	500	1,757
Non-employees
Stock-based compensation — adoption of 123(R)	195	—	—
Stock-based compensation (reversals)	(39)	(395)	384

Total	$3,931	$7,242	$2,141

During 2007, 2006 and 2005, the Company granted 50,000, 230,000 and 161,000 options, respectively, to non-employees that are accounted for in accordance with SFAS No. 123(R) and the measurement guidance of EITF No. 96-18. The fair value of these awards was estimated using the Black-Scholes option-pricing methodology and was deemed to be $69,000 for 2007, $369,000 for 2006 and $513,000 for 2005. The Company adjusted its compensation expense by approximately $319,000 for the year ended December 31, 2006 and recorded compensation expense of approximately $145,000 and $520,000 related to these options for the years ended December 31, 2007, and 2005, respectively. Compensation expense in 2007 related to these options is included in the accompanying consolidated statement of operations as sales and marketing and general and administrative expense in the amounts of $5,000 and $154,000, respectively, offset by an adjustment of $14,000 in research and development expense. The compensation adjustment in 2006 related to these options is included in the accompanying consolidated statement of operations as an adjustment of $330,000 in research and development expense offset by stock-based compensation expense of $11,000 in general and administrative expense. Compensation expense in 2005 related to these options is included in the accompanying consolidated statement of operations as research and development and general and administrative expense in the amounts of $512,000 and $8,000, respectively.

As of December 31, 2007, there was $7.3 million of total unrecognized compensation expense (including the pre S-1 options) related to unvested share-based compensation awards granted under the Company’s stock incentive plans, which is expected to be recognized over a weighted-average period of 1.2 years.

The Company anticipates recording additional stock-based compensation expense of $3.4 million in 2008, $2.7 million in 2009 and $1.1 million thereafter relating to the amortization of unrecognized compensation expense as of December 31, 2007. These anticipated compensation expenses do not include any adjustment for new or additional options to purchase common stock granted to employees.

The Company entered into employment agreements with its officers. These agreements provide for, among other things, certain severance benefits and acceleration of vesting for stock options and restricted stock contingent upon future events such as a change-of-control of the Company. Because the terms in the employment agreements modified certain provisions of each officer’s existing stock awards, a new measurement date was created for the awards. If a change-of-control occurs, the Company would be required to record the intrinsic value of any options or restricted stock that vest on the date of a change-of-control. The intrinsic value is calculated as the difference between the fair value of common stock on the date of remeasurement and the exercise price of the underlying stock option or the purchase price of restricted stock. As of December 31, 2007, there were 1.8 million unvested stock options and restricted stock subject to the modification. If a change-of-control were to occur and all of these securities were to vest, $3.6 million would be recorded as stock-based compensation expense.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Employee Benefit Plan

During 2003, the Company adopted a 401(k) profit sharing plan (the “401(k) Plan”) covering all employees of the Company who meet certain eligibility requirements. Under the terms of the 401(k) Plan, the employees may elect to make tax-deferred contributions through payroll deductions within statutory and plan limits and the Company may elect to make matching or voluntary contributions. During 2005, the Company matched 100% of employee contributions up to a maximum of $1,000 per employee resulting in expense of $122,000. In November 2005, the Company’s Board of Directors amended the 401(k) Plan, effective January 1, 2006, to provide a matching contribution to each participant of 50% of the participant’s elective deferrals for a plan year up to 6% of the participant’s salary up to a maximum of $3,000, which resulted in expense of $177,000 and $303,000 in 2007 and 2006, respectively.

(11)	Income Taxes

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations, or cash flows. At December 31, 2007, the Company had net deferred tax assets of $70.5 million. Because of the Company’s limited operating history and the uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, management has provided a 100% valuation allowance against the Company’s net deferred tax assets. As a result, the Company increased its valuation allowance by $13.4 million for the year ended December 31, 2007. This change was primarily the result of the increase in the Company’s net operating loss carryforward.

Net operating losses and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined. The Company has recorded a full valuation allowance as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that the Company determines in the future that it will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase earnings in the period in which such a determination is made.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s deferred tax accounts consisted of the following at December 31 (in thousands):

	2007	2006

Deferred tax assets:
Net operating loss carryforward	$65,007	$52,396
Research and experimentation credits	1,898	2,110
Depreciation and amortization	1,602	673
Stock-based compensation	1,513	822
Deferred revenue	—	756
Other	480	385

Total	70,500	57,142
Less valuation allowance	(70,500)	(57,142)

Total	$—	$—

A portion of the net operating loss carry forwards as of December 31, 2007 include amounts related to stock option deductions. Under SFAS 123(R), any excess tax benefits from stock-based compensation are only realized when income taxes payable is reduced, with the corresponding credit posted to additional paid-in capital.

As of December 31, 2007, the Company had federal tax net operating loss carryforwards of approximately $163 million which expire beginning in 2021 and had state tax net operating loss carryforwards of approximately $154 million which expire beginning in 2008. The Company also has research and experimentation credit carryforwards of approximately $1.9 million, which begin to expire in 2021. The Company is subject to taxation by the IRS and by The Commonwealth of Massachusetts. All years are currently open for examination for federal return purposes and for years 2002 through 2007 for The Commonwealth of Massachusetts.

As of December 31, 2007, the total amount of net unrecognized tax benefit was $202,000, which has been recorded as a reduction to the deferred tax asset with an offsetting adjustment to the Company’s valuation allowance. Included in the balance of unrecognized tax benefits at December 31, 2007, are $179,000 of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2006 and at December 31, 2007, and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2007.

(12)	Research and License Agreements

The following is a summary of the Company’s significant research and license agreements:

Abbott

In December 2003, the Company entered into an agreement to in-license the controlled-release formulation and the injectable formulation of zileuton from Abbott Laboratories (“Abbott”). The Company has the right to commercialize this product for all clinical indications except for research, diagnostics, therapeutics and services to humans under age seven and for cardiovascular and vascular devices. The Company is obligated to make milestone payments to Abbott for successful completion of the technology transfer, filing and approval of the product in the United States and commercialization of the product. In addition, the Company will make royalty payments to Abbott based upon sales of the product. The agreement may be terminated by either party for cause. The Company may also terminate the agreement at any time upon 60-

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

days’ notice to Abbott and payment of a termination fee. In May 2007, the Company received approval by the FDA of the new drug application (“NDA”) for ZYFLO CR. As a result of the FDA approval, the Company paid $2.5 million under this agreement in June 2007 and accrued an additional $2.8 million of which $1.5 million will be due on each of the first and second anniversary, respectively, of the FDA’s approval of ZYFLO CR. The amounts due on the first and second anniversary of the FDA’s approval were accrued at the present value of the total $3.0 million owed, and the accretion of the discount is included in interest expense. The $2.5 million paid and the $2.8 million accrued as a result of the FDA’s approval of ZYFLO CR were included in the Company’s research and development expenses in 2007. For the year ended December 31, 2007, the Company recorded interest expense of $78,000 related to the accretion of the discount. During 2004, the Company paid milestone payments of $2.5 million to Abbott under this agreement. No payments were made during 2005 under the agreement. During 2006, the Company paid milestone payments of $1.5 million to Abbott related to the filing of the Company’s NDA for ZYFLO CR.

In March 2004, the Company entered into an agreement to in-license an immediate-release formulation of zileuton from Abbott. The Company agreed to pay a license fee of $500,000, a milestone payment and royalties to Abbott based upon sales of the product. The agreement may be terminated by either party for cause. The Company may also terminate the agreement at any time upon 60-days’ notice to Abbott. During 2004, the Company paid the $500,000 license fee, and did not pay any milestones under this agreement. During 2005, the Company paid milestone payments of $750,000 to Abbott related to the filing of the Company’s supplemental new drug application (“sNDA”) for the immediate-release formulation of zileuton. No payments were made during 2006 and 2007 under the agreement.

SkyePharma

In December 2003, the Company entered into an agreement with a subsidiary of SkyePharma PLC (“SkyePharma”), to in-license the controlled-release technology relating to zileuton. The Company is required to make milestone payments to SkyePharma for successful completion of the technology transfer, filing and approval of the product in the United States and commercialization of the product. In addition, the Company will make royalty payments to SkyePharma based upon sales of the product. The agreement may be terminated by either party for cause. As a result of the FDA’s May 2007 approval of the Company’s NDA for ZYFLO CR, the Company paid $625,000 under this agreement in June 2007 and accrued an additional $699,000 of which $375,000 will be due on each of the first and second anniversary, respectively, of the FDA’s approval. The amounts due on the first and second anniversary of the FDA’s approval were accrued at the present value of the total $750,000 owed, and the accretion of the discount is included in interest expense. The $625,000 paid and the $699,000 accrued as a result of the FDA’s approval were included in the Company’s research and development expenses in 2007. For the year ended December 31, 2007, the Company recorded interest expense of $20,000 related to the accretion of the discount. No payments were made to SkyePharma during 2004 under the agreement. The Company paid $375,000 and $1.3 million in 2006 and 2005, respectively, to SkyePharma under this agreement.

The Feinstein Institute

In July 2001, the Company entered into a license agreement with The Feinstein Institute whereby the Company has agreed to utilize certain of The Feinstein Institute’s technology in its research effort in connection with one of its research targets, HMGB1. The Company paid and expensed $100,000 to The Feinstein Institute for the license and may be required to pay an additional $412,500 if certain research milestones are achieved. As of December 31, 2007, none of these milestones had been achieved. In addition, the Company is obligated to pay royalties to The Feinstein Institute based on product sales. In the event of no product sales, the Company will be required to pay minimum annual royalties of $15,000 in years 2008 through 2011 and $75,000 in years 2012 through the expiration of the patent in 2023. The Company paid the minimum annual royalty of $15,000 in 2007. The Company also agreed to pay all patent maintenance costs

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred after July 1, 2001 and to reimburse The Feinstein Institute up to $50,000 in patent costs incurred prior to July 1, 2001.

In December 2003, this agreement was amended to redefine the sublicense fees payable to The Feinstein Institute. In connection with the amendment, the Company agreed to issue 66,666 shares of common stock having a value of $485,000 to The Feinstein Institute (see Note 8). As a result of the collaboration agreement with MedImmune (see Note 3), the Company incurred an obligation to pay a sublicense fee to The Feinstein Institute. The Company paid sublicense fees in the amounts of $100,000, $250,000 and $0 in 2007, 2006, and 2005, respectively, to The Feinstein Institute. At December 31, 2007 and 2006, $13,000 and $100,000, respectively, was included in accrued liabilities related to the agreement. As a result of our collaboration agreement with Beckman Coulter (see Note 3), the Company paid a sublicense fee of $80,000 to The Feinstein Institute in 2007.

Also in July 2001, the Company entered into a sponsored research and license agreement with The Feinstein Institute whereby the Company committed to $400,000 of research funding over a period of two years in connection with efforts to identify HMGB1 inhibitors. In July 2003, the Company amended the Agreement to provide for the Company’s contribution of an additional $600,000 of research funding. During 2006 and 2005, the Company contributed a total of $100,000 and $200,000, respectively, in research funding. The Company contributed no research funding in 2007. In connection with obtaining certain licenses from The Feinstein Institute, the Company issued 27,259 shares of its common stock (see Note 8), subject to repurchase restrictions, and may pay up to an additional $300,000 if certain research milestones are achieved. As of December 31, 2007, none of these milestones had been achieved. In addition, the Company is obligated to pay royalties to The Feinstein Institute based on product sales.

In January 2003, the Company entered into a second sponsored research and license agreement with The Feinstein Institute whereby the Company committed to $600,000 of research funding in the field of alpha-7 cholinergic anti-inflammatory technology over a period of three years and paid a $175,000 license fee during 2003. In January 2007, the agreement was amended resulting in the Company committing an additional $120,000 of research funding in 2007. During 2007, 2006, and 2005, the Company contributed a total of $120,000, $150,000, and $250,000, respectively, in research funding. The Company may be required to pay an additional $1.5 million in cash and common stock if certain milestones are achieved as well as royalty payments based on product sales. In the event of no product sales, the Company will be required to pay minimum annual royalties of $100,000 in 2008, which will increase by $50,000 annually to a maximum of $400,000 in 2014 through the expiration of the patent in 2023. As of December 31, 2007, none of these milestones had been achieved.

Patheon Pharmaceuticals Inc.

In June 2005, the Company entered into a commercial manufacturing agreement with Patheon Pharmaceuticals Inc. (“Patheon”) for the manufacture of commercial supplies of ZYFLO immediate-release tablets. The Company had previously contracted with Patheon for the manufacture of ZYFLO for clinical trials and regulatory review. Under the agreement, the Company is responsible for supplying the active pharmaceutical ingredient for ZYFLO to Patheon and Patheon is responsible for manufacturing the ZYFLO immediate-release tablets and conducting stability testing. The Company has agreed to purchase at least 50% of its commercial supplies of ZYFLO immediate-release tablets for sale in the United States from Patheon each year for the term of the agreement.

The commercial manufacturing agreement has an initial term of three years beginning on the date that commercial manufacturing of the ZYFLO immediate-release tablets commences and will automatically continue for successive one-year periods thereafter, unless the Company provides Patheon 12-months’ prior written notice of termination or Patheon provides the Company 18-months’ prior written notice of termination. If the Company provides six-months’ advance notice that it intends to discontinue commercializing ZYFLO,

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company will not be required to purchase any additional quantities of ZYFLO immediate-release tablets, provided that the Company pays Patheon for a portion of specified fees and expenses associated with orders previously placed by the Company.

Shasun Pharma Solutions Ltd.

In February 2005, the Company entered into an agreement with Rhodia Pharma Solutions Ltd (“Rhodia”) for the manufacture of commercial supplies of the zileuton active pharmaceutical ingredient (“API”). The Company had previously contracted with Rhodia to establish and validate a manufacturing process for the zileuton API and to manufacture supplies of the zileuton API sufficient for the Company’s clinical trials. Under the new commercial supply agreement, Rhodia has agreed to complete its validation process at sites operated by Rhodia and to manufacture the Company’s required commercial supplies of the zileuton API, subject to specified limitations, through December 31, 2009. In June 2006, Rhodia SA, the parent company of Rhodia, sold the European assets of its pharmaceutical custom synthesis business to Shasun Chemicals and Drugs Ltd. As part of this transaction, Rhodia SA assigned the Company’s contract with Rhodia to Shasun Pharma Solutions Ltd. (“Shasun”).

The agreement will automatically extend for successive one-year periods after December 31, 2009, unless Shasun provides the Company with 18-months’ prior written notice of cancellation. The Company has the right to terminate the agreement upon 12-months prior written notice for any reason, provided that the Company may not cancel prior to January 1, 2008 for the purpose of retaining any other company to act as its exclusive supplier of the API.

Under this agreement, the Company committed to purchase a minimum amount of API in the fourth quarter of 2006, the first quarter of 2007 and in the first quarter of 2008. In addition, we have agreed to purchase certain quantities in 2008 and 2009 with a portion subject to the right of cancellation, with a termination fee. The API purchased from Shasun currently has a shelf-life of 36 months and a retest schedule every 24 months. The Company evaluates the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, the Company is required to make judgments as to the future demand for current or committed inventory levels and as to the expiration dates of its product. While the purchase commitment for API from Shasun exceeds the Company’s current forecasted demand in 2008, the Company expects that any excess API purchased in 2007 under its agreement with Shasun will be used in commercial production batches in 2008 and 2009 and sold before it requires retesting. Therefore no reserve for this purchase commitment has been recorded as of December 31, 2007.

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

Lease Obligations

In the third quarter of 2007, the Company ceased its in-house research activities to focus on the clinical development and commercialization aspects of its business. The Company recorded a liability of $360,000 related to a portion of the remaining obligations under its then operating lease that would expire in March 2009 at its facility in Lexington, Massachusetts that the Company ceased to use. The liability recorded was reduced by an estimated sublease rental income that the Company estimated could be reasonably obtained for

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the unused portion of the facility. In December 2007, the Company adjusted this estimated sublease income to reflect the negotiated termination of the Company’s operating lease and the Company’s sublease for the 11,298 square feet the Company currently occupies. This adjustment resulted in a $140,000 reduction to the abandonment charges. The Company recorded the abandonment charges in the third and fourth quarter of 2007 in its research and development expenses. As of December 31, 2007, the remaining obligation under the operating lease was $214,000, which is included in accrued expenses.

On January 16, 2008, the Company entered into a sublease with Microbia. The sublease was entered into in connection with the Company’s negotiated termination of its lease, dated as of November 18, 2003, between the Company and ARE and the negotiation of a new lease between ARE and Microbia for the same premises. Pursuant to the terms of the sublease, the Company is subleasing from Microbia a portion of the current premises at 60 Westview Street, Lexington, Massachusetts totaling approximately 11,298 square feet effective March 1, 2008. The sublease has an initial term of 12 months and the Company has the right to extend this initial term by an additional six months by giving Microbia written notice of its intention to do so at least 120 days before the expiration of the initial term. The sublease provides for rent of $372,834 per year, payable in equal monthly installments of $31,069.50, and a cash security deposit of $40,000. In addition, the Company agreed to sell to Microbia specified laboratory equipment and furniture located at 60 Westview Street.

At December 31, 2007, the Company’s then existing facility lease contained a rent escalation clause that requires the Company to pay additional rental amounts in the later years of the lease term. Rent expense for this lease is recognized on a straight-line basis over the minimum lease term. As such, the Company has recorded a liability for rent expense in excess of payments made-to-date. As of December 31, 2007, this liability totaled $48,000. As a result of the termination of its existing lease, the Company will record the rent expense in excess of payments made to date ratably over the remaining two months of the existing lease.

In addition to its facility, the Company also leases vehicles and certain computer equipment under operating leases. Rent expense under its operating leases for the years ended December 31, 2007, 2006 and 2005 was $1.2 million, $1.8 million and $1.6 million, respectively. In addition, in 2005, the Company entered into a capital lease arrangement primarily for computers for its sales force totaling $125,000.

The minimum aggregate future obligations under non-cancelable lease obligations as of December 31, 2007 are as follows (in thousands):

	Operating	Capital
Year Ending	Leases	Leases

2008	668	5
2009	62	—

Total minimum lease payments	$730	$5

Less amount representing interest		(0)

Present value of future minimum lease payments		5
Less current portion		(5)

Long-term portion		$—

Founders’ Consulting Agreements

In January 2001, as amended in January 2003, each of the Company’s three founders, one of whom was a member of the Company’s Board of Directors, entered into a separate consulting agreement with the Company in which they contracted to provide consulting services to the Company. In January 2008, one of the

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements was extended through December 31, 2009. For the years ended December 31, 2007, 2006 and 2005, amounts paid under these agreements totaled $36,000, $320,000 and $313,000, respectively.

The Company has entered into various agreements with third parties and certain related parties in connection with the research and development activities of its existing product candidates as well as discovery efforts on potential new product candidates. These agreements include costs for research and development and license agreements that represent the Company’s fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These agreements include costs related to manufacturing, clinical trials and preclinical studies performed by third parties. The estimated amount that may be incurred in the future under these agreements totals approximately $10.1 million as of December 31, 2007. The amount and timing of these commitments may change, as they are largely dependent on the rate of enrollment in and timing of the development of the Company’s product candidates. Some of these agreements have been described in more detail in Note 12.

Consulting Agreement with Director

On October 25, 2006, the Company entered into a consulting agreement with a former member of its Board of Directors, under which the director agreed to provide the Company services related to commercial sales, marketing and business development initiatives and other such related projects. Under the consulting agreement, the Company agreed to pay $1,800 per day and granted the director an option to purchase 200,000 shares of common stock under the 2004 Stock Plan. This option had an exercise price of $2.63 per share and would vest in 36 equal monthly installments commencing on November 25, 2006. In addition, 50% of the then unvested options would vest upon a change-of-control or specified transactions as set forth in the consulting agreement. The fair value of these stock options on the date of grant using the Black-Scholes valuation model was $330,000. The fair value of the stock option was expensed over the vesting period. The Company periodically remeasured the fair value of the unvested portion of the stock option, resulting in charges or credits to operations. During 2007 and 2006, the Company recorded $141,000 and $13,000, respectively, in stock-based compensation expense related to this option grant. The consulting agreement had a term of 12 months and automatically renewed on a month-to-month basis. The Company terminated the consulting agreement on June 22, 2007. The director’s option to exercise his vested shares of common stock granted under the agreement expired on September 30, 2007 with no options being exercised. Through December 31, 2007 and 2006 the Company paid $14,000 and $65,000, respectively, for consulting performed under the agreement.

(14)	DEY Co-Promotion and Marketing Services Agreements

On March 13, 2007, the Company entered into an agreement with Dey, L.P. (“DEY”), a subsidiary of Mylan, Inc., under which the Company and DEY agreed to jointly promote ZYFLO and ZYFLO CR. Under the co-promotion and marketing services agreement, the Company granted DEY an exclusive right and license to promote and detail ZYFLO and ZYFLO CR in the United States, together with the Company.

Under the co-promotion agreement, DEY paid the Company a non-refundable upfront payment of $3.0 million in March 2007, a milestone payment of $4.0 million in June 2007 following approval by the FDA of the NDA for ZYFLO CR in May 2007 and a milestone payment of $5.0 million in December 2007 following the commercial launch of ZYFLO CR. Under the co-promotion agreement, the Company will pay DEY a commission on quarterly net sales of ZYFLO and ZYFLO CR, after third-party royalties, in excess of $1.95 million. From the date DEY begins detailing ZYFLO through the commercial launch of ZYFLO CR, the commission rate was 70%, following the commercial launch of ZYFLO CR in September 2007 through December 31, 2010, the commission rate is 35% and from January 1, 2011 through December 31, 2013, the commission rate is 20%. The co-promotion agreement expires on December 31, 2013 and may be extended upon mutual agreement by the parties.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has deferred the $12.0 million in aggregate payments received to date and is amortizing these payments over the term of the agreement. The amortization of the upfront and milestone payments will be offset by the co-promotion fees paid to DEY for promoting ZYFLO and ZYFLO CR. The Company records all ZYFLO and ZYFLO CR sales generated by the combined sales force and records any co-promotion fees paid to DEY and the amortization of the upfront and milestone payments as sales and marketing expenses. For the year ended December 31, 2007, approximately $567,000 was amortized from the deferred co-promotion fees representing the amount earned by DEY during the periods.

On June 25, 2007, the Company entered into a definitive agreement with DEY to jointly promote DEY’s product PERFOROMISTtm (formoterol fumarate) Inhalation Solution (“PERFOROMIST”), for the treatment of chronic obstructive pulmonary disease, or COPD. In October 2007, the Company announced that it commercially launched PERFOROMIST with DEY. Under the agreement, DEY agreed to pay the Company a commission on retail sales of PERFOROMIST. The agreement has a term expiring on December 31, 2013, which may be extended upon mutual agreement by the parties.

(15)	Restructurings Charges

In May 2006, the Company recorded charges of $499,000 for a restructuring of its operations that was intended to better align costs with revenue and operating expectations. The restructuring charges included $95,000 in general and administrative expense, $231,000 in research and development expense and $173,000 in sales and marketing expense.

In connection with the May 2006 restructuring plan, the Company terminated 27 employees, or approximately 16% of the Company’s workforce at the time, resulting in severance benefits of $383,000, which were accrued in May 2006. As a result of terminating these employees, the Company recorded automobile lease termination fees of $54,000, outplacement service fees of $39,000 and an impairment charge of $23,000 for computer equipment for which the future use was currently uncertain. At December 31, 2006, the Company had $9,000 remaining in accrued expenses related to the May restructuring. At December 31, 2007, there no remaining accrued expenses related to the May restructuring.

In October 2006, the Company announced its plan to focus its resources on the commercialization of ZYFLO CR, for the chronic treatment of asthma and on the clinical development of the injectable formulation of zileuton and to significantly reduce its net cash expenditures through lower spending on its existing sales force as well as on its discovery and research programs, resulting in a second restructuring. As part of this new business strategy, the Company eliminated 60 positions, or approximately 50% of the Company’s workforce at the time. The headcount reduction included 38 sales and marketing employees, 17 research and development employees and 5 employees performing general and administrative functions. The Company substantially completed this restructuring by December 31, 2006.

In connection with the implementation of its October 2006 restructuring, the Company recorded a charge of $3.0 million in the fourth quarter of 2006, consisting of severance benefits of $2.3 million, automobile lease termination fees of $216,000, outplacement service fees of $26,000 and an impairment charge and other related charges of $478,000 for laboratory equipment and computer equipment for which the future use was currently uncertain. At December 31, 2006, the Company had $204,000 remaining in accrued expenses related to the October 2006 restructuring. At December 31, 2007, there are no remaining accrued expenses related to the October restructuring.

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

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Quarterly Financial Data (Unaudited)

The following table summarizes selected unaudited condensed quarterly financial information for 2007 and 2006. The Company believes that all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included in the selected quarterly information (in thousands, except per share data).

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(Unaudited) (In thousands except per share data)

2007
Revenues:
Net product sales	$2,697	$3,126	$2,291	$2,894
Revenue under collaboration agreements	31	93	1,136	601

Total revenues	2,728	3,219	3,427	3,495
Cost of goods sold	(1,580)	(1,232)	(680)	(741)

Gross profit	1,148	1,987	2,747	2,754

Total operating expenses	(13,062)	(10,166)	(16,237)	(7,955)

Operating loss	(11,914)	(8,179)	(13,490)	(5,201)
Other income, net	333	393	534	551

Net loss	$(11,581)	$(7,786)	$(12,956)	$(4,650)

Net loss per share — basic and diluted	$(0.27)	$(0.18)	$(0.30)	$(0.11)

2006
Revenues:
Net product sales	$1,937	$1,879	$1,809	$1,022
Revenue under collaboration agreements	985	2,499	1,696	1,251

Total revenues	2,922	4,378	3,505	2,273
Cost of goods sold	(561)	(267)	(890)	(504)

Gross profit	2,361	4,111	2,615	1,769

Total operating expenses	(11,694)	(13,549)	(17,679)	(19,228)

Operating loss	(9,333)	(9,438)	(15,064)	(17,459)
Other income, net	581	558	661	712

Net loss	$(8,752)	$(8,880)	$(14,403)	$(16,747)

Net loss per share — basic and diluted	$(0.22)	$(0.26)	$(0.42)	$(0.49)

Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on this assessment, our management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2007. This report appears below.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated whether any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2007 has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation that we conducted, our management has concluded that we have remediated the material weakness in our internal control over financial reporting described below and that our controls related to accounting for non-routine transactions were operating effectively as of December 31, 2007. The improvements that we implemented to our internal controls process are also described below. Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with the preparation of our financial statements for the quarter ended June 30, 2007, we identified a material weakness in our internal control over financial reporting. This material weakness related to the operation of controls over accounting for non-routine transactions, specifically the accrual of milestone obligations due under certain of our contractual arrangements in accordance with generally accepted accounting principles. As a result of this material weakness, we recorded a material adjustment to our draft interim financial statements after the financial close of the quarter ended June 30, 2007. While our internal disclosure controls and procedures detected the need to accrue for the milestone obligations, we did not initially reach the appropriate conclusion relative to the timing of the accrual recognition. As a result of the foregoing, our management determined that our operation of controls related to accounting for non-routine transactions was inadequate and ineffective as of June 30, 2007 and as of September 30, 2007.

To remediate the material weakness described above and to enhance our internal control over financial reporting, we improved the underlying procedures for the review of non-routine transactions. We conducted and provided additional training for the individuals who perform and review non-routine transactions. In addition, we hired Thomas Kelly as our Chief Financial Officer during the third quarter of 2007. As a result of the addition of our new Chief Financial Officer, we implemented additional review procedures during the third and fourth quarters of 2007 to further improve and enhance our procedures related to review of non-routine transactions. Following implementation of these procedures, our management’s assessment of our internal control over financial reporting indicated that the controls over accounting for non-routine transactions operated effectively as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Critical Therapeutics, Inc.
Lexington, Massachusetts

We have audited the internal control over financial reporting of Critical Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 27, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding a going concern uncertainty.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 27, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information regarding our directors may be found under the caption “Proposal One — Election of Directors” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Information regarding our executive officers may be found under the caption “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K. Such information is incorporated herein by reference.

Compliance With Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act by our directors, officers and beneficial owners of more than 10% of our common stock may be found under the caption “Stock Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

Director Nominees

Information regarding procedures for recommending nominees to the board of directors may be found under the caption “Corporate Governance — Director Nomination Process” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee may be found under the captions “Corporate Governance — Board Committees — Audit Committee” and “Corporate Governance — Audit Committee Report” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee Financial Expert

Our board of directors has determined that Richard W. Dugan is an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” as defined by the applicable listing standards of the NASDAQ Stock Market.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item may be found under the caption “Information About Executive and Director Compensation” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

The Compensation Committee Report contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders shall be deemed furnished in this annual report on Form 10-K and shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found under the captions “Stock Ownership Information” and “Information About Executive and Director Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item may be found under the captions “Corporate Governance — Transactions with Related Persons” and “Corporate Governance — Board Determination of Independence” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item may be found under the captions “Corporate Governance — Registered Public Accounting Firm’s Fees” and “Corporate Governance — Pre-Approval Policy and Procedures” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

For a list of the financial information included herein, see “Index to Consolidated Financial Statements” on page 80 of this annual report on Form 10-K.

(a) (2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts

Other than those schedules noted above, we have omitted financial statement schedules because they are not applicable or the required information is included in the financial statements or notes thereto.

(a) (3) Exhibits.

The list of exhibits filed as a part of this annual report on Form 10-K is set forth on the Exhibit Index immediately preceding the exhibits hereto and is incorporated herein by reference.

Critical Therapeutics®, Critical Therapeutics logo, ZYFLO® or ZYFLO CRtm are trademarks or service marks of Critical Therapeutics, Inc. Other trademarks or service marks appearing in this report are the property of their respective holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL THERAPEUTICS, INC.

By:	/s/ FRANK E. THOMAS
Frank E. Thomas
President and Chief Executive Officer

Date: March 28, 2008

We, the undersigned officers and directors of Critical Therapeutics, Inc., hereby severally constitute and appoint Trevor Phillips, Ph.D., Thomas P. Kelly and Scott B. Townsend, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Critical Therapeutics, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK E. THOMAS Frank E. Thomas	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2008

/s/ THOMAS P. KELLY Thomas P. Kelly	Chief Financial Officer and Senior Vice President of Finance and Corporate Development (Principal Financial Officer)	March 28, 2008

/s/ JEFFREY E. YOUNG Jeffrey E. Young	Vice President of Finance, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 28, 2008

/s/ RICHARD W. DUGAN Richard W. Dugan	Director	March 28, 2008

/s/ JEAN GEORGE Jean George	Director	March 28, 2008

/s/ CHRISTOPHER MIRABELLI Christopher Mirabelli, Ph.D.	Director	March 28, 2008

/s/ TREVOR PHILLIPS Trevor Phillips, Ph.D.	Director	March 28, 2008

Exhibit Index

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 000-50767)).
3.2		Third Amended and Restated Bylaws of the Registrant dated October 4, 2007 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2007 (SEC File No. 000-50767)).
10	.1*	2000 Equity Incentive Plan, as amended, of the Registrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.2*	2003 Stock Incentive Plan, as amended, of the Registrant (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.3*	2004 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.4*	Amendment No. 1 to the 2004 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 000-50767)).
10	.5*	2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 27, 2006 (SEC File No. 000-50767)).
10.6		Amended and Restated Investor Rights Agreement by and among the Registrant and the Investors named therein dated as of October 3, 2003 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.7+	License Agreement between the Registrant and The Feinstein Institute For Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) dated July 1, 2001, as amended by the First Amendment Agreement dated May 15, 2003 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.8+	Sponsored Research and License Agreement between the Registrant and The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) dated July 1, 2001, as amended by the First Amendment Agreement dated July 1, 2003 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.9+	Sponsored Research and License Agreement between the Registrant and The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) dated January 1, 2003 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.10+	Amendment No. 2, dated January 8, 2007, to Sponsored Research and License Agreement between the Registrant and The Feinstein Institute For Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) dated January 1, 2003 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-50767)).
10	.11+	Amendment No. 3, dated June 29, 2007, to Sponsored Research and License Agreement effective January 1, 2003, between the Registrant and The Feinstein Institute for Medical Research. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 000-50767)).
10	.12+	Exclusive License and Collaboration Agreement between the Registrant and MedImmune, Inc. dated July 30, 2003 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10.13		Amendment No. 1, dated December 7, 2005, to the Registrant’s Exclusive License and Collaboration Agreement with MedImmune, Inc. dated July 30, 2003 (Incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 000-50767)).
10	.14+	License Agreement between the Registrant and Abbott Laboratories dated December 18, 2003 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).

Exhibit No.		Description

10.15		Amendment No. 1, dated April 13, 2005, to License Agreement between the Registrant and Abbott Laboratories dated December 18, 2003 (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-50767)).
10	.16+	License Agreement between the Registrant and Abbott Laboratories dated March 19, 2004 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10.17		Amendment No. 1, dated September 15, 2004, to License Agreement between the Registrant and Abbott Laboratories dated March 19, 2004 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-50767)).
10	.18+	Agreement between the Registrant and Jagotec AG dated December 3, 2003 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.19+	Development and Scale-Up Agreement between the Registrant and Jagotec AG dated May 6, 2004 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.20++	Manufacturing and Supply Agreement dated as of August 20, 2007 by and among the Registrant, Jagotec AG and SkyePharma PLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 000-50767)).
10	.21+	License and Supply Agreement, dated May 16, 2007, by and between CyDex, Inc. and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 000-50767)).
10	.22+	Agreement for Manufacturing and Supply of ZILEUTON by and between Rhodia Pharma Solutions Ltd. and the Registrant dated February 8, 2005 (Incorporated by Reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 000-50767)).
10	.23+	Amendment No. 1, dated May 9, 2007, to Agreement for Manufacturing and Supply of Zileuton effective February 8, 2005, by and between Shasun Pharma Solutions Limited and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, as filed with the SEC on May 10, 2007 (SEC File No. 000-50767)).
10.24		Loan and Security Agreement dated June 28, 2002, as modified by the Loan Modification Agreement dated as of December 11, 2002, the Second Loan Modification Agreement dated as of April 10, 2003, and the Third Loan Modification Agreement dated as of June 30, 2004 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 000-50767)).
10.25		The Fourth Loan Modification Agreement dated as of January 6, 2006 to the Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated June 28, 2002 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 000-50767)).
10	.26+	Feasibility Study Agreement between Baxter Healthcare Corporation and the Registrant effective June 9, 2004 (Incorporated by Reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 000-50767)).
10	.27*	Form of Incentive Stock Option Agreement granted under 2004 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 000-50767)).
10	.28*	Form of Nonstatutory Stock Option Agreement granted under 2004 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 000-50767)).
10	.29*	Form of Restricted Stock Agreement granted under 2004 Stock Incentive Plan, as amended (Incorporated by Reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 26, 2006 (SEC File No. 000-50767)).

Exhibit No.		Description

10	.30*	Form of Nonstatutory Stock Option Agreement for a Non-Employee Director granted under the 2004 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 000-50767)).
10	.31*	Employment Agreement, dated August 21, 2007 by and between the Registrant and Thomas P. Kelly (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 20, 2007 (SEC File No. 000-50767)).
10	.32*	Amended and Restated Employment Agreement dated November 5, 2007 by and between the Registrant and Jeffrey E. Young (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 000-50767)).
10	.33*	Amended and Restated Employment Agreement dated November 6, 2007 by and between the Registrant and Trevor Phillips, Ph.D. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 000-50767)).
10	.34*	Amended and Restated Employment Agreement dated November 6, 2007 by and between the Registrant and Frank E. Thomas (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 000-50767)).
10	.35*	Amended and Restated Employment Agreement dated November 6, 2007 by and between the Registrant and Scott B. Townsend (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 000-50767)).
10	.36+	License Agreement between the Registrant and Beckman Coulter, Inc. dated January 10, 2005 (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 000-50767)).
10.37		Warrant Agreement between the Registrant and Mellon Investor Services LLC as Warrant Agent, dated June 20, 2005 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2005 (SEC File No. 000-50767)).
10.38		Form of Warrant (Included in Exhibit 10.37).
10.39		Form of Securities Purchase Agreement between the Registrant and certain Purchasers, dated June 6, 2005 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 7, 2005 (SEC File No. 000-50767)).
10.40		Warrant Agreement dated October 31, 2006 by and between the Registrant and Mellon Investor Services (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (SEC File No. 000-50767)).
10	.41+	Manufacturing Services Agreement between Patheon Pharmaceuticals Inc. and the Registrant dated May 9, 2007 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, as filed with the SEC on May 10, 2007 (SEC File No. 000-50767)).
10	.42++	First Amendment dated November 5, 2007 to the Manufacturing Services Agreement by and between Patheon Pharmaceuticals Inc. and the Registrant dated May 9, 2007 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 000-50767)).
10	.43*	Critical Therapeutics, Inc. Non-Employee Director Compensation and Reimbursement Policy (Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-50767)).
10	.44+	Exclusive License Agreement, dated as of January 29, 2007, between the Registrant and Innovative Metabolics, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 29, 2007 (SEC File No. 000-50767)).
10	.45+	First Amendment, dated June 29, 2007, to Exclusive License Agreement effective January 29, 2007, by and between the Registrant and Innovative Metabolics, Inc. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 000-50767)).

Exhibit No.		Description

10	.46+	Co-Promotion and Marketing Services Agreement by and between the Registrant and Dey, L.P. dated March 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (SEC File No. 000-50767)).
10	.47+	Amendment No. 1, dated June 25, 2007, to Co-Promotion and Marketing Services Agreement, effective March 13, 2007, by and between the Registrant and Dey, L.P. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 000-50767)).
10	.48+	FFIS Co-Promotion Agreement, dated June 25, 2007, by and between Dey, L.P. and the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 000-50767)).
10.49		Sublease by and between Microbia Precision Engineering, Inc. and the Registrant dated as of January 16, 2008. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 16, 2008 (SEC File No. 000-50767)).
10.50		Agreement for Termination of Lease and Voluntary Surrender of Premises by and between ARE — 60 WESTVIEW, LLC and Registrant dated as of January 16, 2008 (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 16, 2008 (SEC File No. 000-50767)).
10.51		Lease Agreement between ARE — 60 Westview Street, LLC and the Registrant dated as of November 18, 2003 (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.52*	Critical Therapeutics, Inc. 2008 Company Goals (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 20, 2008 (SEC File No. 000-50767)).
10	.53*	Critical Therapeutics, Inc. 2007 Cash Bonuses for Executive Officers.
10	.54*	Critical Therapeutics, Inc. 2008 Salaries for Executive Officers.
10	.55*	Critical Therapeutics, Inc. Annual Target Cash Bonuses for Executive Officers.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Deloitte & Touche LLP.
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan or arrangement.

+	Confidential treatment granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

++	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Schedule II — Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Deletions	Period

Allowance for doubtful accounts and cash discounts(1)(2):
For the year ended December 31, 2007	$23,552	258,844	253,581	$28,815
For the year ended December 31, 2006	$20,867	155,596	152,911	$23,552
For the year ended December 31, 2005	$—	20,867	—	$20,867

Allowances for product returns(3):
For the year ended December 31, 2007	$—	1,411,280	537,992	$873,288
For the year ended December 31, 2006	$—	—	—	$—
For the year ended December 31, 2005	$—	—	—	$—

(1)	Additions to allowances for doubtful accounts are recorded as an expense.

(2)	Additions to allowance for cash discounts are charged as a reduction of revenue.

(3)	Additions to product returns are recorded as a reduction of revenue.

II-1