Form 10-K/A
period 2007-12-31
CRITICAL THERAPEUTICS INC
filed 2008-04-16
CIK 1145404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
Amendment No. 1

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

As of March 19, 2008, the registrant had 43,515,698 shares of common stock outstanding.

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission on March 28, 2008 (the “Original Filing”), for the sole purpose of correcting the number of shares of our common stock outstanding as of March 19, 2008 as set forth on the cover page of the Original Filing. The correct number of shares of our common stock outstanding as of such date is set forth on the cover page of this Amendment No. 1.

Filed as exhibits with this Amendment No. 1 are new certifications in accordance with Rule 13a-14(a). Accordingly, an updated Exhibit Index also is included with this Amendment No. 1.

This Amendment No. 1 does not change the previously reported financial statements or, except as noted above, any of the other disclosures contained in the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRITICAL THERAPEUTICS, INC.

By:	/s/ Trevor Phillips
Trevor Phillips, Ph.D.
President and Chief Executive Officer

Date: April 15, 2008

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 000-50767)).
3.2		Third Amended and Restated Bylaws of the Registrant dated October 4, 2007 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2007 (SEC File No. 000-50767)).
10	.1*	2000 Equity Incentive Plan, as amended, of the Registrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.2*	2003 Stock Incentive Plan, as amended, of the Registrant (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.3*	2004 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.4*	Amendment No. 1 to the 2004 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 000-50767)).
10	.5*	2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 27, 2006 (SEC File No. 000-50767)).
10.6		Amended and Restated Investor Rights Agreement by and among the Registrant and the Investors named therein dated as of October 3, 2003 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.7+	License Agreement between the Registrant and The Feinstein Institute For Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) dated July 1, 2001, as amended by the First Amendment Agreement dated May 15, 2003 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.8+	Sponsored Research and License Agreement between the Registrant and The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) dated July 1, 2001, as amended by the First Amendment Agreement dated July 1, 2003 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.9+	Sponsored Research and License Agreement between the Registrant and The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) dated January 1, 2003 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.10+	Amendment No. 2, dated January 8, 2007, to Sponsored Research and License Agreement between the Registrant and The Feinstein Institute For Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) dated January 1, 2003 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-50767)).
10	.11+	Amendment No. 3, dated June 29, 2007, to Sponsored Research and License Agreement effective January 1, 2003, between the Registrant and The Feinstein Institute for Medical Research. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 000-50767)).
10	.12+	Exclusive License and Collaboration Agreement between the Registrant and MedImmune, Inc. dated July 30, 2003 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10.13		Amendment No. 1, dated December 7, 2005, to the Registrant’s Exclusive License and Collaboration Agreement with MedImmune, Inc. dated July 30, 2003 (Incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 000-50767)).
10	.14+	License Agreement between the Registrant and Abbott Laboratories dated December 18, 2003 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).

Exhibit No.		Description

10.15		Amendment No. 1, dated April 13, 2005, to License Agreement between the Registrant and Abbott Laboratories dated December 18, 2003 (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-50767)).
10	.16+	License Agreement between the Registrant and Abbott Laboratories dated March 19, 2004 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10.17		Amendment No. 1, dated September 15, 2004, to License Agreement between the Registrant and Abbott Laboratories dated March 19, 2004 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-50767)).
10	.18+	Agreement between the Registrant and Jagotec AG dated December 3, 2003 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.19+	Development and Scale-Up Agreement between the Registrant and Jagotec AG dated May 6, 2004 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.20++	Manufacturing and Supply Agreement dated as of August 20, 2007 by and among the Registrant, Jagotec AG and SkyePharma PLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 000-50767)).
10	.21+	License and Supply Agreement, dated May 16, 2007, by and between CyDex, Inc. and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 000-50767)).
10	.22+	Agreement for Manufacturing and Supply of ZILEUTON by and between Rhodia Pharma Solutions Ltd. and the Registrant dated February 8, 2005 (Incorporated by Reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 000-50767)).
10	.23+	Amendment No. 1, dated May 9, 2007, to Agreement for Manufacturing and Supply of Zileuton effective February 8, 2005, by and between Shasun Pharma Solutions Limited and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, as filed with the SEC on May 10, 2007 (SEC File No. 000-50767)).
10.24		Loan and Security Agreement dated June 28, 2002, as modified by the Loan Modification Agreement dated as of December 11, 2002, the Second Loan Modification Agreement dated as of April 10, 2003, and the Third Loan Modification Agreement dated as of June 30, 2004 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 000-50767)).
10.25		The Fourth Loan Modification Agreement dated as of January 6, 2006 to the Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated June 28, 2002 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 000-50767)).
10	.26+	Feasibility Study Agreement between Baxter Healthcare Corporation and the Registrant effective June 9, 2004 (Incorporated by Reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 000-50767)).
10	.27*	Form of Incentive Stock Option Agreement granted under 2004 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 000-50767)).
10	.28*	Form of Nonstatutory Stock Option Agreement granted under 2004 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 000-50767)).
10	.29*	Form of Restricted Stock Agreement granted under 2004 Stock Incentive Plan, as amended (Incorporated by Reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 26, 2006 (SEC File No. 000-50767)).
10	.30*	Form of Nonstatutory Stock Option Agreement for a Non-Employee Director granted under the 2004 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 000-50767)).

Exhibit No.		Description

10	.31*	Employment Agreement, dated August 21, 2007 by and between the Registrant and Thomas P. Kelly (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 20, 2007 (SEC File No. 000-50767)).
10	.32*	Amended and Restated Employment Agreement dated November 5, 2007 by and between the Registrant and Jeffrey E. Young (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 000-50767)).
10	.33*	Amended and Restated Employment Agreement dated November 6, 2007 by and between the Registrant and Trevor Phillips, Ph.D. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 000-50767)).
10	.34*	Amended and Restated Employment Agreement dated November 6, 2007 by and between the Registrant and Frank E. Thomas (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 000-50767)).
10	.35*	Amended and Restated Employment Agreement dated November 6, 2007 by and between the Registrant and Scott B. Townsend (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 000-50767)).
10	.36+	License Agreement between the Registrant and Beckman Coulter, Inc. dated January 10, 2005 (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 000-50767)).
10.37		Warrant Agreement between the Registrant and Mellon Investor Services LLC as Warrant Agent, dated June 20, 2005 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2005 (SEC File No. 000-50767)).
10.38		Form of Warrant (Included in Exhibit 10.37).
10.39		Form of Securities Purchase Agreement between the Registrant and certain Purchasers, dated June 6, 2005 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 7, 2005 (SEC File No. 000-50767)).
10.40		Warrant Agreement dated October 31, 2006 by and between the Registrant and Mellon Investor Services (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (SEC File No. 000-50767)).
10	.41+	Manufacturing Services Agreement between Patheon Pharmaceuticals Inc. and the Registrant dated May 9, 2007 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, as filed with the SEC on May 10, 2007 (SEC File No. 000-50767)).
10	.42++	First Amendment dated November 5, 2007 to the Manufacturing Services Agreement by and between Patheon Pharmaceuticals Inc. and the Registrant dated May 9, 2007 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 000-50767)).
10	.43*	Critical Therapeutics, Inc. Non-Employee Director Compensation and Reimbursement Policy (Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 000-50767)).
10	.44+	Exclusive License Agreement, dated as of January 29, 2007, between the Registrant and Innovative Metabolics, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 29, 2007 (SEC File No. 000-50767)).
10	.45+	First Amendment, dated June 29, 2007, to Exclusive License Agreement effective January 29, 2007, by and between the Registrant and Innovative Metabolics, Inc. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 000-50767)).
10	.46+	Co-Promotion and Marketing Services Agreement by and between the Registrant and Dey, L.P. dated March 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (SEC File No. 000-50767)).
10	.47+	Amendment No. 1, dated June 25, 2007, to Co-Promotion and Marketing Services Agreement, effective March 13, 2007, by and between the Registrant and Dey, L.P. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 000-50767)).

Exhibit No.		Description

10	.48+	FFIS Co-Promotion Agreement, dated June 25, 2007, by and between Dey, L.P. and the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 000-50767)).
10.49		Sublease by and between Microbia Precision Engineering, Inc. and the Registrant dated as of January 16, 2008. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 16, 2008 (SEC File No. 000-50767)).
10.50		Agreement for Termination of Lease and Voluntary Surrender of Premises by and between ARE — 60 WESTVIEW, LLC and Registrant dated as of January 16, 2008 (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 16, 2008 (SEC File No. 000-50767)).
10.51		Lease Agreement between ARE — 60 Westview Street, LLC and the Registrant dated as of November 18, 2003 (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.52*	Critical Therapeutics, Inc. 2008 Company Goals (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 20, 2008 (SEC File No. 000-50767)).
10	.53*#	Critical Therapeutics, Inc. 2007 Cash Bonuses for Executive Officers.
10	.54*#	Critical Therapeutics, Inc. 2008 Salaries for Executive Officers.
10	.55*#	Critical Therapeutics, Inc. Annual Target Cash Bonuses for Executive Officers.
21	.1#	Subsidiaries of the Registrant.
23	.1#	Consent of Deloitte & Touche LLP.
31	.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.3##	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.4##	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan or arrangement.

+	Confidential treatment granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

++	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

#	Filed with the Annual Report on Form 10-K as originally filed with the Securities and Exchange Commission on March 28, 2008.

##	Filed with this Amendment No. 1 on Form 10-K/A.