Form 10-Q
period 2008-03-31
CRITICAL THERAPEUTICS INC
filed 2008-05-12
CIK 1145404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period to

Commission File Number: 000-50767

Critical Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3523569
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

60 Westview Street	02421
Lexington, Massachusetts	(Zip Code)
(Address of Principal Executive Offices)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 1, 2008, the registrant had 43,479,198 shares of Common Stock, $0.001 par value per share, outstanding.

CRITICAL THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of historical fact, including statements regarding our proposed merger with Cornerstone BioPharma Holdings, Inc., or Cornerstone, including the expected timetable for completing the transaction; our future sales and marketing efforts for ZYFLO CRtm (zileuton) extended-release tablets, or ZYFLO CR; possible therapeutic benefits and market acceptance of ZYFLO CR; the progress and timing of our drug development programs and related trials; the efficacy of our drug candidates; and our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, may be forward-looking statements under the provisions of The Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “target,” “may,” “plan,” “project,” “should,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates” and risks relating to: the ability to consummate the proposed transaction with Cornerstone; our ability to successfully market and sell ZYFLO CR, including the success of our co-promotion arrangement with Dey, L.P., a wholly-owned subsidiary of Mylan Inc., or DEY; our ability to transition our management team effectively; our ability to develop and maintain the necessary sales, marketing, distribution and manufacturing capabilities to commercialize ZYFLO CR; patient, physician and third-party payor acceptance of ZYFLO CR as a safe and effective therapeutic product; adverse side effects experienced by patients taking ZYFLO CR or ZYFLO® (zileuton tablets) immediate-release formulation of zileuton, or ZYFLO; our heavy dependence on the commercial success of ZYFLO CR; our ability to maintain regulatory approvals to market ZYFLO CR; the success of our co-promotion agreement with DEY for PERFOROMISTtm (formoterol fumarate) Inhalation Solution, or PERFOROMIST; our ability to successfully enter into additional strategic co-promotion, collaboration or licensing transactions on favorable terms, if at all; our ability to maintain compliance with NASDAQ listing standards; conducting clinical trials, including difficulties or delays in the completion of patient enrollment, data collection or data analysis; the results of preclinical studies and clinical trials with respect to our products under development and whether such results will be indicative of results obtained in later clinical trials; our ability to obtain the substantial additional funding required to conduct our development and commercialization activities; our dependence on our strategic collaboration with MedImmune, Inc., a wholly-owned subsidiary of AstraZeneca PLC; and our ability to obtain, maintain and enforce patent and other intellectual property protection for ZYFLO CR, our discoveries and drug candidates. These and other risks are described in greater detail below under the caption “Risk Factors” in Part II, Item 1A. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements in this quarterly report on Form 10-Q represent our views only as of the date of this quarterly report on Form 10-Q and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, except as may be required by law, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. In particular, unless otherwise stated or the context otherwise requires, we have prepared this quarterly report on Form 10-Q as if we were going to remain a standalone, independent company. If we consummate the merger with Cornerstone, the descriptions of our strategy, future operations and financial position, future revenues, projected costs and prospects and the plans and objectives of management in this quarterly report on Form 10-Q may no longer be applicable.

Item 1.	Financial Statements

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)

ASSETS:
Current assets:
Cash and cash equivalents	$20,239	$33,828
Accounts receivable, net	1,280	1,273
Amount due under collaboration agreements	—	31
Inventory, net	9,666	5,599
Prepaid expenses and other	1,839	2,174

Total current assets	33,024	42,905

Fixed assets, net	869	1,151
Other assets	287	868

Total assets	$34,180	$44,924

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$370
Current portion of accrued license fees	1,860	1,838
Current portion of deferred co-promotion fees	1,880	1,880
Accounts payable	6,566	5,283
Accrued expenses	5,620	7,154

Total current liabilities	15,926	16,525

Long-term portion of accrued license fees, less current portion	1,775	1,754
Long-term portion of deferred co-promotion fees, less current portion	9,353	9,554
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.001; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.001; authorized 90,000,000 shares; issued and outstanding 42,805,348 shares at March 31, 2008 and December 31, 2007	43	43
Additional paid-in capital	209,247	208,420
Accumulated deficit	(202,151)	(191,372)
Accumulated other comprehensive loss	(13)	—

Total stockholders’ equity	7,126	17,091

Total liabilities and stockholders’ equity	$34,180	$44,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands except share and per share data)

Revenues:
Net product sales	$3,333	$2,894
Revenue under collaboration agreements	—	601

Total revenues	3,333	3,495

Costs and expenses:
Cost of products sold	1,825	741
Research and development	5,364	2,918
Sales and marketing	3,878	1,982
General and administrative	3,214	3,055

Total costs and expenses	14,281	8,696

Operating loss	(10,948)	(5,201)
Other income (expense):
Interest income	218	590
Interest expense	(49)	(39)

Total other income	169	551

Net loss	$(10,779)	$(4,650)

Net loss per share	$(0.25)	$(0.11)

Basic and diluted weighted-average common shares outstanding	42,805,348	42,456,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(10,779)	$(4,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	115	166
Amortization of premiums on short-term investments and other	43	3
Gain on sale of fixed assets	(108)	(8)
Stock-based compensation expense	827	1,042
Changes in assets and liabilities:
Accounts receivable	(7)	70
Amount due under collaboration agreements	31	619
Inventory	(4,067)	(574)
Prepaid expenses and other	503	6
Accounts payable	1,283	74
Accrued expenses	(1,534)	(987)
Deferred collaboration revenue and fees	—	2,430
Deferred product revenue	—	(1,178)
Deferred co-promotion fees	(201)	—

Net cash used in operating activities	(13,894)	(2,987)

Cash flows from investing activities:
Proceeds from sale of investment	400	—
Proceeds from sale of fixed assets	276	26
Purchases of fixed assets	(1)	—

Net cash provided by investing activities	675	26

Cash flows from financing activities:
Proceeds from exercise of stock options	—	181
Repayments of long-term debt and capital lease obligations	(370)	(278)

Net cash used in financing activities	(370)	(97)

Net decrease in cash and cash equivalents	(13,589)	(3,058)
Cash and cash equivalents at beginning of period	33,828	48,388

Cash and cash equivalents at end of period	$20,239	$45,330

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9	$42

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Critical Therapeutics, Inc. and its subsidiary (the “Company”), and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company believes that all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included. The information included in this quarterly report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (the “SEC”).

Operating results for the three-month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results for the full year.

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

Management’s Plans and Proposed Transaction

In November 2007, the Company’s board of directors announced that it was reviewing a range of strategic alternatives that could result in potential changes to the Company’s current business strategy and future operations. As a result of its strategic alternatives process, on May 1, 2008, the Company and Neptune Acquisition Corp., a wholly owned subsidiary of the Company (the “Transitory Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cornerstone BioPharma Holdings, Inc. (“Cornerstone”). This is further discussed in Note 11, Subsequent Events. Under the Merger Agreement, the Transitory Subsidiary will be merged with and into Cornerstone (the “Merger”), with Cornerstone continuing after the Merger as the surviving corporation and a wholly owned subsidiary of the Company. If the Merger is completed, at the effective time of the Merger, all outstanding shares of Cornerstone’s common stock will be converted into and exchanged for shares of the Company’s common stock, and all outstanding options, whether vested or unvested, and all outstanding warrants to purchase Cornerstone’s common stock will be assumed by the Company and become options and warrants to purchase the Company’s common stock. The Merger Agreement provides that in the Merger the Company will issue to Cornerstone stockholders, and assume Cornerstone options and warrants that will represent, an aggregate of approximately 101.5 million shares of the Company’s common stock, subject to adjustment as a result of a contemplated reverse stock split of the Company’s common stock to occur in connection with the Merger.

Going Concern Assumption

The Company has experienced significant operating losses in each year since its inception in 2000, including net losses of $37.0 million in the year ended December 31, 2007 and $48.8 million in the year ended December 31, 2006. The Company had net losses of $10.8 million in the three months ended March 31, 2008 and $4.7 million in the three months ended March 31, 2007. As of March 31, 2008, the Company had an accumulated deficit of approximately $202 million. For the year ended December 31, 2007 and the three

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended March 31, 2008, the Company recorded $11.0 million and $3.3 million, respectively, of revenue from the sale of ZYFLO® (zileuton) tablets (“ZYFLO”) and ZYFLO CRtm (zileuton) extended-release tablets (“ZYFLO CR”) and has not recorded revenue from any other product.

Although the size and timing of its future operating losses are subject to significant uncertainty, the Company expects its operating losses to continue over the next several years as it funds its development programs, markets and sells ZYFLO CR and prepares for the potential commercial launch of its product candidates and may never achieve profitability. Since the Company’s inception, it has raised proceeds to fund its operations through public offerings of common stock, private placements of equity securities, debt financings, the receipt of interest income, payments from its collaborators, MedImmune, Inc. (“MedImmune”) and Beckman Coulter, Inc. (“Beckman Coulter”), license fees from Innovative Metabolics, Inc. (“IMI”), payments from DEY under its zileuton co-promotion agreement and revenue from sales of ZYFLO CR and ZYFLO.

For the quarter ended March 31, 2008, the Company’s net cash used in operating activities was $13.9 million. Based on our current operating plans, the Company believes that our available cash and cash equivalents and anticipated cash received from product sales will be sufficient to fund anticipated levels of operations for the foreseeable future. If the Company’s existing resources are insufficient to satisfy its liquidity requirements, either under its current operating plan or any new operating plan it may adopt, it may need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to the Company on acceptable terms or at all.

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

Recent Accounting Pronouncements

In November 2007, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”). EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable generally accepted accounting principles (“GAAP”) or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer or analogous relationship subject to EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-01 to have a material impact on its financial statements and results of operations.

In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The initial adjustment to reflect the effect of applying this EITF as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of EITF 07-03 did not have a material impact on the Company’s financial statements and results of operations.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, Business Combinations, some of which could have a material impact on how an entity accounts for its business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The provisions of SFAS 141(R) will only impact the Company if it is party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for presentation and disclosure requirements, which are applied retrospectively for all periods presented. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company was required to adopt SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements and results of operations, as the Company has not elected to measure any financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company was required to adopt the provisions of SFAS 157 that pertain to financial assets and liabilities on January 1, 2008 and has included the now expanded disclosures in Note 3. The Company is currently evaluating the effect FSP 157-2 will have on its financial statements and results of operations.

(2)	Revenue Recognition

Revenue Recognition

The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. The Company’s revenue is currently derived from product sales of its commercially marketed products, ZYFLO CR and ZYFLO, and its collaboration and

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

license agreements. The collaboration and license agreements provide for various payments, including research and development funding, license fees, milestone payments and royalties. In addition, the Company’s product sales are subject to various rebates, discounts and incentives that are customary in the pharmaceutical industry.

Net product sales.  The Company sells ZYFLO CR and ZYFLO primarily to pharmaceutical wholesalers, distributors and pharmacies. The Company commercially launched ZYFLO in October 2005 and ZYFLO CR in September 2007. The Company authorizes returns for damaged products and exchanges for expired products in accordance with its return goods policy and procedures, and has established allowances for such amounts at the time of sale. The Company is obligated to accept from customers the return of products that are within six months of their expiration date or up to 12 months beyond their expiration date. The Company recognizes revenue from product sales in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, which requires the amount of future returns to be reasonably estimated at the time of revenue recognition. The Company recognizes product sales net of estimated allowances for product returns, estimated rebates in connection with contracts relating to managed care, Medicaid, Medicare, and estimated chargebacks from distributors and prompt payment and other discounts.

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

As of March 31, 2008 and 2007, the Company’s allowances for ZYFLO CR and ZYFLO product returns were $286,000 and $138,000, respectively. Prior to the first quarter of 2007, the Company deferred the recognition of revenue on ZYFLO product shipments to wholesale distributors and pharmacies until units were dispensed through patient prescriptions, as the Company was unable to reasonably estimate the amount of future product returns. Units dispensed are not generally subject to return. In the first quarter of 2007, the Company began recording revenue upon shipment to third parties, including wholesalers, distributors and pharmacies, and providing a reserve for potential returns from these third parties as sufficient history existed to make such estimates. In connection with this change in estimate, the Company recorded an increase in net product sales in the three months ended March 31, 2007 related to the recognition of revenue from product sales that had been previously deferred, net of an estimate for remaining product returns. This change in estimate totaled approximately $953,000. The Company recorded $2.6 million in net product sales of ZYFLO CR in the first quarter of 2008. The Company anticipates that the rate of return for ZYFLO CR will be comparable to the historical rate of return used for ZYFLO. As a result, the Company recognizes revenue for sales of ZYFLO CR upon shipment to third parties and records a reserve for potential returns. In the first quarter of 2008, primarily as a result of stronger than expected ZYFLO prescriptions, the Company reduced its product return reserve for ZYFLO by $440,000.

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

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development of the product. For example, a delay or acceleration of the performance period by the Company’s collaborator may result in further deferral of revenue or the acceleration of revenue previously deferred. Because MedImmune and Beckman Coulter can each cancel its agreement with the Company, the Company does not recognize revenues in excess of cumulative cash collections.

Under the Company’s license agreement with IMI, the Company licensed to IMI patent rights and know-how relating to the mechanical and electrical stimulation of the vagus nerve. Under the agreement with IMI, the Company received an initial license fee of $500,000 in cash and IMI junior preferred stock valued at $500,000 in connection with IMI’s first financing. However, under its license agreement with The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute (“The Feinstein Institute”), the Company was obligated to pay The Feinstein Institute $100,000 of this cash payment and IMI junior preferred stock valued at $100,000. The Company included in revenue under collaboration and license agreements in 2007 the $1.0 million total license fee that the Company received from IMI and included the payments of $100,000 in cash and IMI junior preferred stock valued at $100,000 that the Company made to The Feinstein Institute in research and development expenses. These amounts were recorded in the second quarter of 2007. Under the license agreement, IMI also has agreed to pay the Company $1.0 million, excluding a $200,000 payment that the Company would be obligated to pay The Feinstein Institute, upon full regulatory approval of a licensed product by the FDA or a foreign counterpart agency and royalties based on a net sales of licensed products and methods by IMI and its affiliates.

On March 14, 2008, the Company sold the 400,000 shares of junior preferred stock issued to it by IMI in May 2007 in connection with IMI’s first financing for an aggregate purchase price of $400,000. The Company sold these shares of junior preferred stock to two investors which had previously participated in IMI’s first financing. The purchase price is subject to adjustments if these investors sell or receive consideration for these shares of junior preferred stock pursuant to an acquisition of IMI prior to February 1, 2009 at a price per share greater than the price they paid the Company.

At March 31, 2008, the Company’s accounts receivable balance of $1.3 million was net of allowances of $30,000. At December 31, 2007, the Company’s accounts receivable balance of $1.3 million was net of allowances of $29,000.

(3)	Cash Equivalents and Investments

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents.

At March 31, 2008, the Company held $287,000 in auction rate security with a AAA credit rating upon purchase. The Company has been informed that there is insufficient demand at auction for these security. As a result, this amount is currently not liquid and may not become liquid unless the issuer is able to refinance it. The Company has classified its $287,000 in auction rate security as a long-term investment and has included the amount in other assets on the Company’s accompanying balance sheet. The unrealized gain (loss) during the period is recorded as an adjustment to stockholders’ equity. The cost of the debt securities, if any, is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization or accretion is included in interest income (expense) in the corresponding period.

As a result of the adoption of SFAS 157 as of January 1, 2008, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008 (in thousands):

		Fair Value Measurements at March 31, 2008 Using
			Significant Other	Significant
	Total Carrying	Quoted Prices in	Observable	Unobservable
	Value at March 31,	Active Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Available for sale securities:
U.S. government-backed securities	$3,561	$3,561	$—	$—
Commercial paper	1,199	—	1,199	—
Auction rate security	287	—	—	287

Total assets measured at fair value	$5,047	$3,561	$1,199	$287

U.S. government-backed securities and commercial paper are valued using a market approach based upon the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets. Scheduled maturity dates of U.S. government-backed securities and commercial paper as of March 31, 2008, had original maturities of less than 90 days and therefore investments were classified as cash and cash equivalents.

The Company’s auction rate security instrument is classified as an available for sale security and reflected at fair value. However, due to recent events in credit markets, the auction for this security failed during first quarter of 2008. Therefore, the fair value of this security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008. This analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the expectation of the next time the security is expected to have a successful auction.

As a result of the temporary decline in fair value for the Company’s auction rate security, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $13,000 to accumulated other comprehensive income.

(4)	Research and License Agreements

In December 2003, the Company entered into an agreement to in-license the controlled-release formulation and the injectable formulation of zileuton from Abbott Laboratories and entered into an agreement with a subsidiary of SkyePharma PLC (“SkyePharma”), to in-license the controlled-release technology relating to zileuton from SkyePharma. Under these agreements, the Company is required to make milestone payments for successful completion of the technology transfer, filing and approval of the product in the United States and commercialization of the product. In May 2007, the Company received approval by the FDA of the new drug application (“NDA”) for ZYFLO CR. As a result of the FDA approval, the Company paid $3.1 million under these agreements in June 2007, and accrued an additional $1.8 million and $1.7 million that will be due on the first and second anniversary, respectively, of the FDA’s approval of ZYFLO CR. The amounts due on the first and second anniversary of the FDA’s approval were accrued at the present value of the total $3.8 million owed, and the accretion of the discount is included in interest expense. The $3.1 million paid as a result of the FDA approval of ZYFLO CR and the accrued $1.8 million and $1.7 million that will be due on the first and second anniversary, respectively, of the FDA’s approval of ZYFLO CR were included in the Company’s research and development expenses in the second quarter of 2007. For the three months ended March 31, 2008, the Company recorded interest expense of $43,000 related to the accretion of the discount.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Inventory

Inventory is stated at the lower of cost or market, with cost determined under the first-in, first-out (“FIFO”) method. As of March 31, 2008, the Company held $9.7 million in inventory to be used for commercial sales related to its commercial product, ZYFLO CR. The Company analyzes its inventory levels quarterly and records reserves for inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. At March 31, 2008, the Company had an inventory reserve of $1.2 million. The inventory reserve relates to certain batches that did not meet the Company’s product release specifications for ZYFLO CR. Inventory consisted of the following at March 31, 2008 and December 31, 2007, respectively (in thousands):

	March 31,	December 31,
	2008	2007

Raw material	$6,301	$2,587
Work in process	4,197	3,062
Finished goods	361	766

Total inventory	10,859	6,415
Less: reserve	(1,193)	(816)

Inventory, net	$9,666	$5,599

Risk and uncertainties.  The Company currently purchases zileuton active pharmaceutical ingredient (“API”) for its commercial requirements for ZYFLO CR from a single source. In addition, the Company currently contracts with single parties for the manufacture of uncoated ZYFLO CR tablets and for the coating and packaging of ZYFLO CR tablets. The disruption or termination of the supply of the API, a significant increase in the cost of the API from this single source or the disruption or termination of the manufacturing of the commercial product would have a material adverse effect on the Company’s business, financial position and results of operations.

(6)	Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, and comprehensive loss is the unrealized gain (loss) on investments for the period. Total comprehensive loss was $10.8 million and $4.6 million for the three months ended March 31, 2008 and 2007, respectively. The unrealized gain (loss) on investments is the only component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

(7)	Stock-Based Compensation

All stock-based awards are accounted for at their fair market value in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity for the three-month period ended March 31, 2008 was as follows:

	2008
		Weighted-Average
	Number of	Exercise Price
	Shares	Per Share

Outstanding — January 1	5,020,903	$4.20
Granted	12,000	0.90
Exercised	—	—
Cancelled	(888,119)	3.66

Outstanding — March 31	4,144,784	$4.31

Vested and Expected to Vest— March 31	3,759,083	$4.34

Exercisable— March 31	2,514,974	$4.75

The weighted-average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2008 were 6.2 years and $6,000, respectively. The weighted-average remaining contractual term and the aggregate intrinsic value for options exercisable at March 31, 2008 were 4.9 years and $6,000, respectively. The weighted-average exercise price and the number of options vested or expected to vest at March 31, 2008 were 5.9 years and $6,000, respectively. There were no options exercised during the three months ended March 31, 2008.

The total fair value of the shares vested and unexercised and expensed during the three months ended March 31, 2008 was $168,000. As of March 31, 2008, there was $4.9 million of total unrecognized compensation expense related to unvested share-based compensation awards granted under the Company’s stock plans, which is expected to be recognized over a weighted-average period of 2.0 years.

The Company anticipates recording additional stock-based compensation expense of $2.0 million in the remaining three quarters of 2008, $2.0 million in 2009 and $828,000 thereafter relating to the amortization of unrecognized compensation expense as of March 31, 2008. These anticipated compensation expenses do not include any adjustment for new or additional options to purchase common stock granted to employees.

Option valuation models require the input of highly subjective assumptions. The Company has computed the impact under SFAS 123(R) for options granted using the Black-Scholes option-pricing model for the three months ended March 31, 2008 and 2007. The Company increased its expected volatility assumption for the three months ended March 31, 2008 to 73% from 66% in the corresponding period of 2007. The rate is based on the Company’s actual historical volatility since its initial public offering. The expected life of options granted was estimated using the simplified method calculation as prescribed by SEC Staff Accounting Bulletin No. 110. The assumptions used and weighted-average information are as follows:

	Three Months Ended March 31,
	2008	2007

Risk free interest rate	2.8%	4.6%
Expected dividend yield	0%	0%
Expected forfeiture rate	10.6%	10.2%
Expected life	6.25 years	6.25 years
Expected volatility	73%	66%
Weighted-average fair value of options granted equal to fair value	$0.60	$1.35

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Basic and Diluted Loss per Share

Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, because the effects of potentially dilutive securities are anti-dilutive for all periods presented. Anti-dilutive securities that are not included in the diluted net loss per share calculation aggregated 12,027,341 and 12,908,520 as of March 31, 2008 and 2007, respectively. These anti-dilutive securities consist of outstanding stock options, warrants, and unvested restricted common stock as of March 31, 2008 and 2007.

(9)	Commitments and Contingencies

The Company has entered into various agreements with third parties and certain related parties in connection with research and development activities relating to its existing product candidates as well as discovery efforts relating to potential new product candidates. These agreements include costs for research and development and license agreements that represent the Company’s fixed obligations payable to sponsor research and minimum royalty payments for licensed patents. These amounts do not include any additional amounts that the Company may be required to pay under its license agreements upon the achievement of scientific, regulatory and commercial milestones that may become payable depending on the progress of scientific development and regulatory approvals, including milestones such as the submission of an investigational new drug application to the FDA, similar submissions to foreign regulatory authorities and the first commercial sale of the Company’s products in various countries. These agreements include costs related to manufacturing, clinical trials and preclinical studies performed by third parties. The estimated amount that may be incurred in the future under these agreements totals approximately $29.9 million as of March 31, 2008. The amount and timing of these commitments may change, as they are largely dependent on the rate of enrollment in the Company’s clinical trials and timing of the development of the Company’s product candidates. As of March 31, 2008, the Company had $25,000 and $1.7 million included in prepaid expenses and accrued expenses, respectively, related to its research and development agreements on the accompanying condensed consolidated balance sheet. These research and development expenses are accounted for as such costs are incurred. In addition, as of March 31, 2008, the Company had $3.6 million in accrued license fees representing the net present value of the Company’s milestone obligations due on the first and second anniversary of the FDA’s approval of ZYFLO CR. In addition, at March 31, 2008, the Company accrued approximately $1.1 million in contractual costs as a result of the Company’s termination of a Phase IV clinical trial for ZYFLO CR. These accrued license fees and termination costs are included in the accompanying condensed consolidated balance sheet.

In addition, on August 20, 2007, the Company entered into an agreement with Jagotec AG, a subsidiary of SkyePharma PLC, under which Jagotec agreed to manufacture and supply bulk uncoated tablets of ZYFLO CR to the Company for commercial sale. The Company previously had contracted with Jagotec for the manufacture of ZYFLO CR for clinical trials and regulatory review. Under the terms of the prior agreement, the Company and Jagotec had agreed to negotiate a commercial manufacturing agreement for ZYFLO CR. SkyePharma has guaranteed the performance by Jagotec of all obligations under the commercial manufacturing agreement. The Company has agreed to purchase minimum quantities of ZYFLO CR during each 12-month period for the first five years following marketing approval of ZYFLO CR by the FDA. For the term of the contract, the Company has agreed to purchase specified amounts of its requirements for ZYFLO CR from Jagotec. The commercial manufacturing agreement has an initial term of five years beginning on May 22, 2007, and will automatically continue thereafter, unless the Company provides Jagotec with 24-months’ prior written notice of termination or Jagotec provides the Company with 36-months’ prior written notice of termination. The Company also entered into a manufacturing and supply agreement with Rhodia Pharma Solutions, which was assigned to Shasun Pharma Solutions Ltd. (“Shasun”), for commercial production of the API for ZYFLO and ZYFLO CR, subject to specified limitations, through December 31, 2009. Under this

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement, the Company committed to purchase minimum amounts of API in the first quarter of 2008. In addition, the Company has agreed to purchase specified quantities of API in 2008 and 2009 with a portion subject to the right of cancellation with a termination fee. The API purchased from Shasun currently has a shelf-life of 36 months. The Company evaluates the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, the Company is required to make judgments as to the future demand for current or committed inventory levels and as to the expiration dates of its product. As of March 31, 2008, no reserves have been recorded for purchase commitments.

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

In addition, in accordance with its co-promotion agreement with Dey, L.P. (“DEY”), a subsidiary of Mylan, Inc., the Company has entered into advertising and promotional contracts related to its marketing support for ZYFLO CR. The estimated amount that may be incurred in the future under these agreements totals approximately $7.3 million as of March 31, 2008.

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

(10)	DEY Co-Promotion and Marketing Services Agreements

On March 13, 2007, the Company entered into an agreement with DEY under which the Company and DEY agreed to jointly promote ZYFLO and ZYFLO CR. Under the co-promotion and marketing services agreement, the Company granted DEY an exclusive right and license to promote and detail ZYFLO and ZYFLO CR in the United States, together with the Company.

Under the co-promotion agreement, DEY paid the Company a non-refundable upfront payment of $3.0 million in March 2007, a milestone payment of $4.0 million in June 2007 following approval by the FDA of the NDA for ZYFLO CR in May 2007 and a milestone payment of $5.0 million in December 2007 following the commercial launch of ZYFLO CR. Under the co-promotion agreement, the Company will pay DEY a commission on quarterly net sales of ZYFLO and ZYFLO CR, after third-party royalties, in excess of $1.95 million. From the date DEY began detailing ZYFLO through the commercial launch of ZYFLO CR, the commission rate was 70%, following the commercial launch of ZYFLO CR in September 2007 through December 31, 2010, the commission rate is 35% and from January 1, 2011 through December 31, 2013, the commission rate is 20%. The co-promotion agreement expires on December 31, 2013 and may be extended upon mutual agreement by the parties.

The Company has deferred the $12 million in aggregate payments received to date and is amortizing these payments over the term of the agreement. The amortization of the upfront and milestone payments will be offset by the co-promotion fees paid to DEY for promoting ZYFLO and ZYFLO CR. The Company records all ZYFLO and ZYFLO CR sales generated by the combined sales force and records any co-promotion fees paid to DEY and the amortization of the upfront and milestone payments as sales and marketing expenses.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended March 31, 2008, approximately $200,000 was amortized from the deferred co-promotion fees representing the amount earned by DEY during this period.

On June 25, 2007, the Company entered into a definitive agreement with DEY to jointly promote DEY’s product PERFOROMISTtm (formoterol fumarate) Inhalation Solution (“PERFOROMIST”), for the treatment of chronic obstructive pulmonary disease, or COPD. In October 2007, the Company announced that it commercially launched PERFOROMIST with DEY. Under the agreement, DEY agreed to pay the Company a commission on retail sales of PERFOROMIST above a specified baseline. The agreement has a term expiring on December 31, 2013, which may be extended upon mutual agreement by the parties.

(11)	Subsequent Events

Proposed Merger with Cornerstone BioPharma Holdings, Inc.

As described in Note 1, Basis of Presentation, on May 1, 2008, the Company, the Transitory Subsidiary and Cornerstone entered into the Merger Agreement. If the Merger is completed, at the effective time of the Merger, all outstanding shares of Cornerstone’s common stock will be converted into and exchanged for shares of our common stock, and all outstanding options, whether vested or unvested, and all outstanding warrants to purchase Cornerstone’s common stock will be assumed by the Company and become options and warrants to purchase the Company’s common stock. The Merger Agreement provides that in the Merger the Company will issue to Cornerstone stockholders, and assume Cornerstone options and warrants that will represent, an aggregate of approximately 101.5 million shares of the Company’s common stock, subject to adjustment as a result of a contemplated reverse stock split of the Company’s common stock to occur in connection with the Merger. Immediately following the effective time of the Merger, Cornerstone’s stockholders will own approximately 70 percent, and the Company’s current stockholders will own approximately 30 percent, of the Company’s common stock, after giving effect to shares issuable pursuant to Cornerstone’s outstanding options and warrants, but without giving effect to any shares issuable pursuant to the Company’s outstanding options and warrants. The exchange ratio per share of Cornerstone’s common stock will be based on the number of shares of Cornerstone’s common stock outstanding immediately prior to the effective time of the merger and will not be calculated until that time.

The consummation of the Merger is subject to a number of closing conditions, including the approval of both the Company’s stockholders and Cornerstone’s stockholders, approval by NASDAQ of the Company’s application for re-listing of its common stock in connection with the Merger, the continued availability of its products and other customary closing conditions. The Company is targeting a closing of the transaction in the fourth quarter of 2008.

Immediately prior to the effective time of the Merger, the Company has agreed to effect a reverse stock split of its common stock whereby each issued and outstanding share of its common stock will be reclassified and combined into a fractional number of shares of common stock. The reverse stock split ratio is to be mutually agreed upon by the Company and Cornerstone. The reverse stock split is necessary so that as of the effective time of the Merger the Company will satisfy the minimum bid price requirement pursuant to NASDAQ’s initial listing standards.

The Merger Agreement provides for the payment of a termination fee of $1.0 million by each of the Company and Cornerstone to the other party in specified circumstances in connection with the termination of the Merger Agreement. In addition, in specified circumstances in connection with termination of the Merger Agreement, the Company has agreed to reimburse Cornerstone for up to $150,000 in expenses and Cornerstone has agreed to reimburse the Company for up to $100,000 in expenses.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

May 2008 Restructuring Plan

As part of its efforts to reduce its operating expenditures, on May 8, 2008, the Company announced that it eliminated six positions, or approximately 8% of the Company’s workforce. The headcount reduction primarily affects the Company’s research and development group. The Company expects to consider further reductions in its headcount in additional areas of its business in the future in order to conserve cash and reduce expenses. The nature, extent and timing of future reductions will be made based on the Company’s business needs and financial resources.

In connection with the implementation of its May 8, 2008 restructuring plan, the Company expects to record a charge of approximately $540,000 of severance benefits in the second quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2007, which is on file with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q.

Overview

Critical Therapeutics, Inc. is a biopharmaceutical company focused on the development and commercialization of products designed to treat respiratory and inflammatory diseases linked to the body’s inflammatory response. Our marketed product is ZYFLO CR, an extended-release formulation of zileuton, which the FDA approved in May 2007 for the prevention and chronic treatment of asthma in adults and children 12 years of age or older. We licensed from Abbott Laboratories exclusive worldwide rights to ZYFLO CR, ZYFLO and other formulations of zileuton for multiple diseases and conditions. We began selling ZYFLO CR in the United States in September 2007. In January 2008, we requested and received from the FDA a waiver from the requirement to provide six-months’ notice to cease manufacturing of the immediate-release formulation of zileuton. As a result, we ceased manufacturing and supplying ZYFLO to the market in February 2008. In addition, we are developing an injectable formulation of zileuton, or zileuton injection.

On May 1, 2008, we entered into an agreement and plan of merger with Cornerstone BioPharma Holdings, Inc., or Cornerstone. If the merger is completed, at the effective time of the merger, all outstanding shares of Cornerstone’s common stock will be converted into and exchanged for shares of our common stock, and all outstanding options, whether vested or unvested, and all outstanding warrants to purchase Cornerstone’s common stock will be assumed by us and become options and warrants to purchase our common stock. The merger agreement provides that, in the merger, we will issue to Cornerstone stockholders, and assume Cornerstone options and warrants, that will represent, an aggregate of approximately 101.5 million shares of our common stock, subject to adjustment as a result of a contemplated reverse stock split of our common stock to occur in connection with the merger. Immediately following the effective time of the merger, Cornerstone’s stockholders will own approximately 70 percent, and our current stockholders will own approximately 30 percent, of our common stock, after giving effect to shares issuable pursuant to Cornerstone’s outstanding options and warrants, but without giving effect to any shares issuable pursuant to our outstanding options and warrants. The exchange ratio per share of Cornerstone’s common stock will be based on the number of shares of Cornerstone’s common stock outstanding immediately prior to the effective time of the merger and will not be calculated until that time.

The consummation of the merger is subject to a number of closing conditions, including the approval of both our stockholders and Cornerstone’s stockholders, approval by NASDAQ of our application for re-listing of our common stock in connection with the merger, the continued availability of our products and other customary closing conditions. We are targeting a closing of the transaction in the fourth quarter of 2008.

Immediately prior to the effective time of the merger, we have agreed to effect a reverse stock split of our common stock based on a ratio to be mutually agreed upon by us and Cornerstone. The reverse stock split is necessary so that as of the effective time of the merger we will satisfy the minimum bid price requirement pursuant to NASDAQ’s initial listing standards.

Until the closing of our transaction, we will continue our commercial and development activities in accordance with our existing business strategy with an increased focus on managing our cash position. Unless otherwise stated or the context otherwise requires, we have prepared this quarterly report on Form 10-Q as if we were going to remain a standalone, independent company. If we consummate the merger with Cornerstone, many of the forward-looking statements in this quarterly report would no longer be applicable.

On April 21, 2008, we received notification from the NASDAQ Listings Qualifications Department that for the prior 30 consecutive business days the bid price of our common stock on The NASDAQ Global Market had closed below the minimum $1.00 per share required for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). In accordance with NASDAQ Marketplace Rule 4450(e)(2), we have 180 calendar days, or until October 20, 2008 to regain compliance with NASDAQ’s minimum bid price requirement.

Financial Operations Overview

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

In the quarters ended December 31, 2007 and March 31, 2008, we recorded an inventory reserve with respect to an aggregate of eight batches of ZYFLO CR that cannot be released into our commercial supply chain because they did not meet our product release specifications. In conjunction with our three third-party manufacturers for zileuton API, tablet cores and coating and release, we have initiated an investigation to determine the cause of this issue, but the investigation is ongoing and is not yet complete. We have incurred and expect to continue to incur significant costs in connection with our investigation. In April 2008, pending the completion of the investigation, we placed 12 additional batches of the core tablets of ZYFLO CR on a quality assurance hold. We are currently unable to accurately assess the timing and quantity of future batches of ZYFLO CR that may be released for commercial supply. If our Supply chain issues continue this could impact the level of commercial supply of ZYFLO CR available for sale and, if not corrected, prevent us from supplying any further product to our wholesale distributors. If the supply issues are not resolved in the near term, we expect that our existing inventory of ZYFLO CR should support our current level of sales to wholesale distributors through mid-July 2008. If we do not have a sufficient commercial supply of ZYFLO CR available, we may decide to reinitiate the marketing and supply of ZYFLO to the market. In April 2008, we began to reinitiate manufacture of ZYFLO in order to have a supply of ZYFLO available if we decide it is necessary to reinitiate marketing and supply of ZYFLO to the market.

We established reserves of approximately $571,000 in the fourth quarter of 2007 and $622,000 in the first quarter of 2008 for batches that did not meet our product release specifications. If we are not able to manufacture ZYFLO CR at a commercially acceptable cost and level of supply, we could experience cash flow difficulties and additional financial losses. Depending on the outcome of the investigation, we may not be able to obtain reimbursement from any of our third-party manufacturers for existing or additional batches of ZYFLO CR that do not meet our product release specifications. Under our merger agreement with Cornerstone, it is a condition to Cornerstone’s obligation to consummate the merger that either ZYFLO CR or ZYFLO must be available and ready for purchase by third-party wholesalers or retailers during the period prior to the closing of the merger, other than during any period not exceeding 30 consecutive days.

As we move forward with our proposed merger with Cornerstone, we are continuing to focus on conserving cash resources and have begun to take steps to reduce spending on development programs and personnel. On May 8, 2008, as part of this effort, we announced that we had eliminated six positions, or approximately 8% of our workforce. The headcount reductions primarily affect our research and development group. We expect to consider further reductions in headcount in additional areas of our business in the future in order to conserve cash and reduce expenses. The nature, extent and timing of future reductions will be made based on our business needs and financial resources.

In connection with the implementation of the May 8, 2008 reduction in our workforce, we expect to record a charge of approximately $540,000 of severance benefits in the second quarter of 2008. We will record the restructuring charges in accordance with Statement of Financial Accounting Standards No., or SFAS, 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

In addition, we are developing zileuton injection initially for add-on use in emergency room or urgent care centers for acute asthma patients. In August 2006, we announced results from our Phase I/II clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of zileuton injection in patients with asthma. We initiated a Phase II clinical trial in October 2007 with zileuton injection in asthma patients and completed the clinical phase of this trial in February 2008.

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

In 2003, we entered into an exclusive license and collaboration agreement with MedImmune for the discovery and development of novel drugs for the treatment of acute and chronic inflammatory diseases associated with HMGB1. Under this collaboration, MedImmune paid us initial fees of $10.0 million in late 2003 and $2.5 million in early 2004. In addition, MedImmune agreed to pay us $125,000 in 2007, $1.0 million in 2006, $2.75 million in 2005 and $1.5 million in 2004 for milestone payments and to fund certain research expenses incurred by us for the HMGB1 program.

In January 2007, we entered into an exclusive license agreement with Innovative Metabolics, Inc., or IMI, under which we licensed to IMI patent rights and know-how relating to the mechanical and electrical stimulation of the vagus nerve. In May 2007, under the agreement with IMI, we received an initial license fee of $500,000 in cash and IMI junior preferred stock valued at $500,000 in connection with IMI’s first financing. However, under our license agreement with The Feinstein Institute for Medical Research, formerly known as The North Shore-Long Island Jewish Research Institute, or The Feinstein Institute, we were obligated to pay The Feinstein Institute $100,000 of this cash payment and IMI junior preferred stock valued at $100,000. We included in revenue under collaboration and license agreements in 2007 the $1.0 million total license fee that we received from IMI and included in research and development expenses the payments of $100,000 in cash and IMI junior preferred stock valued at $100,000 that we made to The Feinstein Institute. These amounts were recorded in the second quarter of 2007. Under the license agreement, IMI also has agreed to pay us $1.0 million, excluding a $200,000 payment that we would be obligated to pay The Feinstein Institute, upon full regulatory approval of a licensed product by the FDA or a foreign counterpart agency and royalties based on a net sales of licensed products and methods by IMI and its affiliates. In March 2008, we sold the remaining 400,000 shares of junior preferred stock to two investors, which had participated in IMI’s first financing, for an aggregate purchase price of $400,000. The purchase price is subject to adjustment if these investors sell or receive consideration for these shares of junior preferred stock pursuant to an acquisition of IMI prior to February 1, 2009 at a price per share greater than they paid us.

On January 16, 2008, we entered into a sublease with Microbia Precision Engineering, Inc., or Microbia. We entered into the sublease in connection with the negotiated termination of our lease with ARE — 60 WESTVIEW, LLC, or ARE, and the negotiation of a new lease between ARE and Microbia for the same premises. Pursuant to the terms of the sublease, we are subleasing from Microbia a portion of the current premises occupied by us in Lexington, Massachusetts totaling approximately 11,298 square feet effective March 1, 2008.

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

Since our inception, we have incurred significant losses each year. We had net losses of $37.0 million in the year ended December 31, 2007 and $48.8 million in the year ended December 31, 2006. We had net losses of $10.8 million in the three months ended March 31, 2008 and $4.7 million in the three months ended March 31, 2007. As of March 31, 2008, we had an accumulated deficit of approximately $202 million. We expect to incur significant losses for the foreseeable future and we may never achieve profitability. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect our operating losses to continue over the next several years as we fund our development programs, market and sell ZYFLO CR and prepare for the potential commercial launch of our product candidates. Since our inception, we have raised proceeds to fund our operations through public offerings of common stock, private placements of equity securities, debt financings, the receipt of interest income, payments from our collaborators MedImmune and Beckman Coulter, license fees from IMI, payments from DEY under our zileuton co-promotion agreement and revenues from sales of ZYFLO and ZYFLO CR.

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

Research and Development Expenses.  Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for monitoring and analyzing clinical trials, regulatory costs, including user fees paid to the FDA, milestone payments to third parties, costs related to the development of our approved new drug application, or NDA, for ZYFLO CR, costs of contract research and manufacturing and the cost of facilities. In addition, research and development expenses include the cost of our medical affairs and medical information functions, which educate physicians on the scientific aspects of our commercial products and the approved indications, labeling and the costs of monitoring adverse events. After FDA approval of a product candidate, we record manufacturing expenses associated with a product as cost of products sold rather than as research and development expenses. We expense research and development costs and patent related costs as they are incurred. Because of our ability to utilize resources across several projects, many of our research and development costs are not tied to any particular project and are allocated among multiple projects. We record direct costs on a project-by-project basis. We record indirect costs in the aggregate in support of all research and development. Development costs for clinical stage programs such as zileuton injection tend to be higher than earlier stage programs such as our HMGB1 and alpha-7 programs due to the costs associated with conducting late stage clinical trials and large-scale manufacturing.

We expect that research and development expenses relating to our portfolio will fluctuate depending primarily on the timing and outcomes of clinical trials, related manufacturing initiatives and milestone payments to third parties and the results of our decisions based on these outcomes. We expect to incur additional expenses over the next several years for clinical trials related to our product development candidates, including zileuton injection and alpha-7. We also expect manufacturing expenses for some programs included in research and development expenses to increase as we scale up production of zileuton injection for later stages of clinical development. We initiated a Phase IV clinical trial in July 2007 related to ZYFLO CR to examine its potential clinical benefits in the current patient treatment setting. In March 2008, we discontinued the trial because of patient enrollment that was significantly slower than we had anticipated. At March 31, 2008, we accrued $1.1 million related to costs to terminate the clinical trial. These costs are included in research and development expenses for the three months ended March 31, 2008. As a result of the FDA’s approval of the NDA for ZYFLO CR in May 2007, we made milestone payments totaling $3.1 million and accrued at present value an additional $3.5 million related to milestone obligations due on the first and second anniversary of the FDA’s approval. We included these milestone payments and accruals in research and development expenses in our results for the second quarter of 2007 and included the accretion of the discount related to the present value of the milestone obligations in interest expense.

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of salaries and other related costs for personnel in sales, marketing, managed care and our sales operations functions, as well as other costs related to ZYFLO CR and ZYFLO. We also incurred marketing and other costs related to our launch of ZYFLO CR in September 2007. Other costs included in sales and marketing expenses include sales and marketing costs related to our co-promotion and marketing agreement, cost of product samples of ZYFLO CR and ZYFLO, promotional materials, market research and sales meetings. We expect to continue to incur sales and marketing costs associated with enhancing our sales and marketing functions and maintaining our increased sales force to support ZYFLO CR. In addition, under our co-promotion agreement with DEY, we have deferred the $12.0 million in aggregate upfront and milestone payments that we received in 2007. We are amortizing these payments over the term of the agreement. The amortization of the upfront and milestone payments will offset some or all of the co-promotion fees paid to DEY for promoting ZYFLO CR and ZYFLO in future periods under the agreement. We expect to record all ZYFLO CR and ZYFLO sales generated by the combined sales force and record any co-promotion fees paid to DEY and the amortization of the upfront and milestone payments in sales and marketing.

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

Revenue Recognition.  We sell ZYFLO CR and ZYFLO primarily to pharmaceutical wholesalers, distributors and pharmacies, which have the right to return purchased product. We commercially launched ZYFLO in October 2005 and ZYFLO CR in September 2007. We recognize revenue from product sales in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, or SFAS No. 48, which requires the amount of future returns to be reasonably estimated. We recognize product sales net of estimated allowances for product returns, estimated rebates in connection with contracts relating to managed care, Medicaid, Medicare, and estimated chargebacks from distributors and prompt payment and other discounts.

Prior to the first quarter of 2007, we deferred the recognition of revenue on ZYFLO product shipments to wholesale distributors until units were dispensed through patient prescriptions as we were unable to reasonably estimate the amount of future product returns. Units dispensed are not generally subject to return. In the first quarter of 2007, based on our product return experience since we launched ZYFLO in October 2005, we began recording revenue upon shipment to third parties, including wholesalers, distributors and pharmacies, and providing a reserve for potential returns from these third parties, as sufficient history existed to make such estimates. In connection with this change in estimate, we recorded an increase in net product sales in 2007 related to the recognition of revenue from product sales that had been previously deferred, net of an estimate for remaining product returns. This change in estimate totaled approximately $953,000 and was reported in our results for the first quarter of 2007. We anticipate that the rate of return for ZYFLO CR will be comparable to the historical rate of return for ZYFLO. As a result, we recognize revenue for sales of ZYFLO CR upon shipment to third parties and record a reserve for potential returns from these third parties based on our product returns experience with ZYFLO and other factors.

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

Product Returns.  Consistent with industry practice, we offer customers the ability to return products during the six months prior to, and the 12-months after, the product expires. At the time of its commercial launch in October 2005, we began shipping ZYFLO with an expiration date of 12 months. Since our launch of ZYFLO, we have extended ZYFLO’s expiration date from 12 months to 24 months as of March 31, 2008. In September 2007, we launched ZYFLO CR, which currently has an expiration date of 18 months. We anticipate that the rate of return for ZYFLO CR will be comparable to the historical rate of return for ZYFLO. We may adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products in the distribution channel, the shelf-life of the product shipped, competitive issues such as new product entrants and other known changes in sales trends. We evaluate this reserve on a quarterly basis, assessing each of the factors described above, and adjust the reserve accordingly. As a result of this ongoing evaluation, our product return reserve is $286,000 as of March 31, 2008, which is comprised of a product return reserve of approximately $177,000 for ZYFLO and $109,000 for ZYFLO CR. Our allowance for ZYFLO product returns includes $165,000 of product in our distribution channel that we do not expect to be dispensed through prescriptions in the second quarter of 2008 as a result of our decision to cease promotion of ZYFLO in February 2008. In the first quarter of 2008, as a result of stronger than expected ZYFLO prescriptions, we reduced our product return reserve for ZYFLO by $440,000.

Inventory.  Inventory is stated at the lower of cost or market value with cost determined under the first-in, first-out, or FIFO, method. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. We determine the estimated useful life of our inventory based upon stability data of the underlying product stored at different temperatures or in different environments. As of March 31, 2008, inventory consists of zileuton active pharmaceutical ingredient, or API, which is raw material in powder form, work-in-process and finished tablets to be used for commercial sale. On a quarterly basis, we analyze our inventory levels and write down inventory that has become obsolete, inventory that has a cost basis in excess of our expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues. At March 31, 2008, we had an inventory reserve of $1.2 million. The inventory reserve includes $571,000 recorded in the fourth quarter of 2007 and $622,000 recorded in the first quarter of 2008 relating to batches that did not meet our product release specifications for ZYFLO CR. As of March 31, 2008, we had $9.7 million in inventory net of the inventory reserve. We expect our inventory levels to decrease in the second and third quarters of 2008.

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

In connection with rebates, our estimates are based on our estimated mix of sales to various third-party payors, which either contractually or statutorily are entitled to certain discounts off our listed price of ZYFLO and ZYFLO CR. In the event that our sales mix to certain third-party payors is different from our estimates, we may be required to pay higher or lower total rebates than we have estimated. In connection with service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed; however, certain service providers invoice us based upon milestones in our agreements with them. In the event that we do not identify certain costs that we have begun to incur or we under or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often subject to judgment. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

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

It is our intent to hold our investments until such time as we intend to use them to meet the ongoing liquidity needs of our operations. However, if the circumstances regarding an investment or our liquidity needs were to change, such as a change in an investment’s external credit rating, we would consider a sale of the related security prior to the maturity of the underlying investment to minimize any losses. At March 31, 2008, we held $287,000 in auction rate securities. In February 2008, we were informed that there was insufficient demand at auction for these securities. As a result, this amount is currently not liquid and may not become liquid unless the issuer is able to refinance it. We have classified our investment in auction rate securities as a long-term investment and have included the amount in other assets on our balance sheet.

Stock-Based Compensation.  We apply the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), using the modified prospective application method, which requires us to recognize compensation cost for granted, but unvested awards (upon adoption), new awards and awards modified, repurchased, or cancelled after adoption under the fair value method.

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

The two factors that most affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value. Accounting for equity instruments granted by us under SFAS 123(R) and the Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18, requires fair value estimates of the equity instrument granted. If our estimates of the fair value of these equity instruments are too high or too low, it would have the effect of overstating or understating expenses. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services can be readily estimated, we use the value of such goods or services to determine the fair value of the equity instruments. When equity instruments are granted or sold in exchange for the receipt of goods or services and the value of those goods or services cannot be readily estimated, as is true in connection with most stock options and warrants granted to employees or non-employees, we estimate the fair value of the equity instruments based upon the consideration of factors that we deem to be relevant at the time using cost, market or income approaches to such valuations.

Income Taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In addition, as of March 31, 2008, we had federal and state tax net operating loss carryforwards of approximately $172 million, which expire beginning in 2021 and 2008, respectively. We also have research and experimentation credit carryforwards of approximately $1.9 million as of March 31, 2008, which expire beginning in 2021. We have recorded a full valuation allowance as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of a net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income or additional paid in capital for deferred tax assets related to stock compensation deductions in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.

We did not recognize any accrued interest and penalties related to unrecognized tax benefits, as no amounts would be due as a result of our net tax loss carryforward. Our policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. Tax years for 2000 to 2007 remain subject to examination for federal and numerous state jurisdictions. The primary state tax jurisdiction to which we are subject is the Commonwealth of Massachusetts.

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenues

Revenue from Product Sales.  We recognized revenue from product sales of ZYFLO CR and ZYFLO of $3.3 million in the three months ended March 31, 2008, compared to $2.9 million from product sales of ZYFLO in the three months ended March 31, 2007. The increase in product revenue is primarily attributable to a 49% increase in prescription volume, a 11.3% price increase in ZYFLO’s and ZYFLO CR’s wholesale acquisition price over the corresponding period in 2007 and a $440,000 reduction in our product return reserve for ZYFLO as a result of stronger than expected ZYFLO prescriptions. In addition, in the three months ended March 31, 2007, we recorded a $953,000 increase in product sales related to the recognition of revenue from product sales that had been previously deferred, net of an estimate for remaining product returns. On January 1, 2007, based on our product return experience since our launch of ZYFLO in October 2005, we began recording revenue upon shipment to third parties, including wholesalers, distributors and pharmacies, and providing a reserve for potential returns from these third parties, as we are now able to estimate product returns.

Revenue under Collaboration Agreements.  We did not recognize any collaboration revenue in the three months ended March 31, 2008. We recognized $601,000 in collaboration revenue in the three months ended March 31, 2007. Collaboration revenue for the three months ended March 31, 2007 was primarily due to the recognition of $400,000 of deferred revenue recognized under our collaboration agreement with Beckman Coulter for a license fee paid to advance into formal product development a diagnostic assay in connection with our HMGB1 program. Collaboration revenue also included approximately $201,000 related to a portion of the $12.5 million of initial fees MedImmune paid to us that we recognized over the duration of the contract and the $5.3 million cumulatively billed to MedImmune for milestone payments and development support from the inception of the agreement through March 31, 2007. At March 31, 2008, we had no deferred collaboration revenue and had completed the research term of our agreement with MedImmune. Our revenue recognized from existing collaborations for the remainder of 2008 is likely to decline substantially compared to corresponding periods in 2007 because we have now recognized all of the revenue that we previously deferred. Going forward, our revenue from collaboration agreements will fluctuate each quarter and will be highly dependent upon the achievement of milestones under our existing agreements, or will be dependent upon us entering into new collaboration agreements.

Costs and Expenses

Cost of Products Sold.  Cost of products sold in the three months ended March 31, 2008 was $1.8 million, compared to $741,000 in the three months ended March 31, 2007. Gross margin was 45% for the three months ended March 31, 2008 and 74% for the three months ended March 31, 2007. Cost of products sold in the three months ended March 31, 2008 consisted of the expenses associated with manufacturing ZYFLO CR and distributing ZYFLO and ZYFLO CR, royalties to Abbott and SkyePharma related to ZYFLO and ZYFLO CR and reserves established for excess or obsolete inventory. Cost of products sold in the three months ended March 31, 2007 consisted primarily of the expenses associated with manufacturing and distributing ZYFLO and royalty payments to Abbott under the license agreement for ZYFLO. As a result of our change in estimates relating to recognition of ZYFLO sales, we recorded an additional $166,000 in cost of products sold in the three months ended March 31, 2007. We recorded inventory reserves of $609,000 for the three months ended March 31, 2008. The write-offs in 2008 resulted from certain batches of ZYFLO CR that did not meet our product release specifications. We did not record any inventory reserves during the three months ended March 31, 2007. As a result of our commercial launch of ZYFLO CR in September 2007, our gross margins, excluding write-offs, will likely decrease as a result of an increase in cost of products sold related to ZYFLO CR due to the more complex manufacturing process and supply chain for ZYFLO CR and additional royalty obligations to Abbott and to SkyePharma for utilization of its controlled-release technology. This likely decrease could be offset, in part, by an increase in our wholesale acquisition price of ZYFLO CR and our ability to spread some of our fixed costs associated with managing our supply chain over a larger revenue base in 2008.

Research and Development Expenses.  Research and development expenses in the three months ended March 31, 2008 were $5.4 million, compared to $2.9 million in the three months ended March 31, 2007, an increase of approximately $2.5 million, or 84%. This increase was primarily due to higher expenses associated with our ZYFLO CR Phase IV and zileuton injection clinical trials, offset, in part, by lower expenses associated with our alpha-7 and HMGB1 preclinical programs.

The following table summarizes the primary components of our research and development expenses for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Zileuton (ZYFLO and ZYFLO CR)	$3,254	$1,335
Zileuton injection	1,046	156
Alpha-7	593	833
HMGB1	—	119
General research and development expenses	233	235
Stock-based compensation expense	238	240

Total research and development expenses	$5,364	$2,918

The following summarizes the expenses associated with our primary research and development programs:

Zileuton (ZYFLO and ZYFLO CR).  During the three months ended March 31, 2008, we incurred $3.3 million in expenses related to our orally-dosed zileuton programs, including ZYFLO and ZYFLO CR, compared to $1.3 million during the three months ended March 31, 2007, a 144% increase. This increase was primarily due to a $2.2 million increase in clinical, manufacturing and consulting costs related to our Phase IV clinical trial for ZYFLO CR. This increase was partially offset by a $267,000 reduction in salaries and other personnel related costs as a result of our December 2006 restructuring and a reduction in associated facilities and overhead costs.

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

Zileuton Injection.  During the three months ended March 31, 2008, we incurred $1.0 million in expenses related to our zileuton injection program, compared to $156,000 during the three months ended March 31, 2007, a 571% increase. This increase was primarily due to costs related to our Phase II clinical trial for zileuton injection, which began in October 2007. We expect to incur additional costs associated with the development of zileuton injection during the second quarter of 2008 as we complete the analysis of the data and prepare to report the results of our Phase II clinical trial. We currently expect to seek a collaborator for our injection program to develop and commercialize a possible product candidate.

Alpha-7.  During the three months ended March 31, 2008, we incurred $593,000 in expenses related to our alpha-7 program, compared to $833,000 during the three months ended March 31, 2007, a 29% decrease. This decrease was primarily due to a reduction in the number of employees working on the program and a reduction in associated facilities and overhead costs . We anticipate that the research and development expenses for our alpha-7 program will not grow substantially in the remainder of 2008, as we expect increased costs related to preclinical studies conducted by third parties to advance our lead molecule to be offset by the reduced number of employees working on this program. We anticipate that significant additional expenditures will be required to advance any product candidate through preclinical and clinical development. We currently expect to seek a collaborator for our alpha-7 program to develop and commercialize possible product candidates prior to human clinical trials. However, because this project is at a very early stage, the actual costs and timing of research, preclinical development, clinical trials and associated activities are highly uncertain, subject to risk, and will change depending upon the product candidate we choose to develop, the clinical indications developed, the development strategy adopted, and the terms of a collaboration, if we are able to enter into one. As a result, we are unable to estimate the costs or the timing of advancing a small molecule from our alpha-7 program through clinical development.

HMGB1.  During the three months ended March 31, 2008, we did not incur any expenses related to our HMGB1 program, compared to $119,000 in expenses during the three months ended March 31, 2007. We have not conducted, and currently do not anticipate conducting, significant research and development activities relating to HMGB1 in 2008. In addition, a larger portion of the expenses in our HMGB1 program will be assumed by MedImmune as the program advances into later stages of preclinical development. Because the HMGB1 program is still in preclinical development, the actual costs and timing of preclinical development, clinical trials and associated activities are highly uncertain, subject to risk and will change depending upon the clinical indications developed and the development strategy adopted. A significant amount of these clinical trial costs will be incurred by MedImmune. The expenses for HMGB1 are reflected in the accompanying statements of operations as part of research and development expenses, while any funding received from MedImmune and Beckman Coulter to support our research efforts is included in revenue under collaboration agreements.

Our general research and development expenses, which are not allocated to any specific program, remained consistent in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Our general research and development expenses, which are incurred in support of all of our research and development programs, are not easily allocable to any individual program, and therefore, have been included in general research and development expenses. In addition, our stock-based compensation expense remained consistent in the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

Sales and Marketing.  Sales and marketing expenses for the three months ended March 31, 2008 were $3.9 million, compared to $2.0 million for the three months ended March 31, 2007. The $1.9 million increase was primarily attributable to a $765,000 increase in salary and other employee related costs of employees performing sales and marketing functions, an increase of approximately $1.4 million related to promotional materials, advertising and other costs associated with ZYFLO CR that we incurred to support our co-promotion agreement with DEY and an increase of approximately $200,000 in co-promotion fees paid to DEY in accordance our co-promotion agreement. These increases were partially offset by a decrease of $534,000 related to amortization of our deferred sales and marketing expense. The number of employees performing sales and marketing functions increased to 49 employees at March 31, 2008 from 26 employees at March 31, 2007. We expect that our sales and marketing costs will decrease during the remainder of 2008 as we focus on conserving cash resources.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2008 were $3.2 million, compared to $3.1 million for the three months ended March 31, 2007. The increase was primarily due to an increase of $324,000 in legal fees primarily related to our review of strategic alternatives and an increase of $208,000 related to the additional bonus paid in February 2008 in accordance with our agreement with our former President and Chief Executive Officer. These increases were offset, in part, by a decrease of $232,000 in advisory fees paid in connection with the signing of our agreement with DEY in the first quarter of 2007 and a decrease of $190,000 in stock-based compensation. The number of employees performing general and administrative functions was 13 employees at March 31, 2008 and 14 employees at March 31, 2007. We expect that our general and administrative expenses will increase during the remainder of 2008 compared to corresponding periods in 2007 as we incur professional fees relating to our proposed merger with Cornerstone.

Other Income.  Interest income for the three months ended March 31, 2008 was $218,000, compared to $590,000 for the three months ended March 31, 2007. The decrease was primarily attributable to lower average cash and investment balances and lower interest rates. Interest expense amounted to $49,000 for the three months ended March 31, 2008 and $39,000 for the three months ended March 31, 2007. Interest expense primarily relates to the accretion of the discount on our accrued first and second anniversary milestone payments owed to Abbott and SkyePharma as a result of the FDA approval of the NDA for ZYFLO CR and borrowings under our loan with Silicon Valley Bank for capital expenditures.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception on July 14, 2000, we have raised proceeds to fund our operations through public offerings and private placements of equity securities, debt financings, the receipt of interest income, payments from our collaboration, license and co-promotion agreements, the exercise of stock options, and revenues from sales of ZYFLO and ZYFLO CR. As of March 31, 2008, we had $20.5 million in cash, cash equivalents and investments. We have invested our cash and cash equivalents primarily in highly liquid, interest-bearing, investment grade securities in accordance with our established corporate investment policy.

In 2003, we entered into an exclusive license and collaboration agreement with MedImmune for the discovery and development of novel drugs for the treatment of acute and chronic inflammatory diseases associated with HMGB1, a newly discovered cytokine. Under this collaboration, MedImmune paid us initial fees of $12.5 million and an additional $5.4 million through March 31, 2008 for milestone payments and to fund certain research expenses incurred by us for the HMGB1 program. As of March 31, 2008, we had completed the research term of our agreement with MedImmune.

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

Credit Agreement with Silicon Valley Bank.  We have financed the purchase of general purpose computer equipment, office equipment, fixtures and furnishings, test and laboratory equipment, software licenses and the completion of leasehold improvements through advances under a credit agreement with Silicon Valley Bank, which was most recently modified as of January 6, 2006. As of March 31, 2008, we had repaid all outstanding debt owed to Silicon Valley Bank and had no borrowing capacity available under the modified credit agreement or any other credit agreement. We are currently considering financing alternatives to fund capital expenditures in the future.

Funding Requirements

We have experienced significant operating losses in each year since our inception in 2000. We had net losses of $37.0 million in the year ended December 31, 2007 and $48.8 million in the year ended December 31, 2006. We had net losses of $10.8 million in the three months ended March 31, 2008 and $4.7 million in the three months ended March 31, 2007. As of March 31, 2008, we had an accumulated deficit of approximately $202 million. We expect that we will continue to incur substantial losses for the foreseeable future as we spend significant amounts to fund our research, development and commercialization efforts. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will require us to obtain additional financing to fund our operations. We have prepared our financial statements on the assumption that we will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Doubt about our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, creditors, suppliers and employees.

We expect to devote substantial resources to support the marketing of ZYFLO CR and to fund the development of our product candidates. We have not made, and do not expect to make, a significant investment in capital expenditures in 2008. We expect to fund any capital expenditures through cash received from product sales and interest income from invested cash and cash equivalents and short-term investments. Our funding requirements will depend on numerous factors, including:

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

Other than payments that we may receive from our collaboration with MedImmune, sales of ZYFLO CR represent our only sources of cash flows and revenue. In addition to the foregoing factors, we believe that our ability to access external funds will depend upon market acceptance of ZYFLO CR, the success of our other preclinical and clinical development programs, the receptivity of the capital markets to financings by biopharmaceutical companies, our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.

The extent of our future capital requirements is difficult to assess and will depend largely on our ability to successfully commercialize ZYFLO CR. Based on our operating plans, we believe that our available cash and cash equivalents and anticipated cash received from product sales will be sufficient to fund anticipated levels of operations into the first quarter of 2009.

For the three months ended March 31, 2008, our net cash used for operating activities was $13.9 million and we had minimal capital expenditures. If our existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional product candidates, we may need to raise additional external funds through collaborative arrangements and public or private financings. Under our merger agreement with Cornerstone, any financing transaction would require Cornerstone’s consent. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. Such equity securities may have rights and preferences superior to those of the holders of our common stock. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products, which we would otherwise pursue on our own.

Contractual Obligations

We have summarized in the table below our fixed contractual obligations as of March 31, 2008.

	Payments Due by Period
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)

Manufacturing and clinical trial agreements	$19,810	$12,304	$7,104	$402	$—
Research and license agreements	10,054	2,052	2,706	924	4,372
Marketing costs	7,344	2,094	5,250	—	—
Lease obligations	434	434	—	—	—
Consulting agreement and other	60	60	—	—	—

Total contractual cash obligations	$37,702	$16,944	$15,060	$1,326	$4,372

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

In addition, we entered into a manufacturing and supply agreement with Rhodia Pharma Solutions Ltd. for commercial production of zileuton API, subject to specified limitations, through December 31, 2009. On

September 30, 2006, Rhodia SA, the parent company of Rhodia Pharma Solutions Ltd., sold the European assets of its pharmaceutical custom synthesis business to Shasun Chemicals and Drugs Ltd. As part of this transaction, Rhodia SA assigned our contract with Rhodia Pharma Solutions Ltd. to Shasun Pharma Solutions Ltd., or Shasun. Under this agreement, we committed to purchase a minimum amount of API in the fourth quarter of 2006, the first quarter of 2007 and the first quarter of 2008. In addition, we have agreed to purchase specified quantities of API in 2008 and 2009 with a portion subject to the right of cancellation with a termination fee. The API purchased from Shasun currently has a minimum shelf-life of 36 months.

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

We are party to a number of agreements that require us to make milestone payments. In particular, under our license agreement with Abbott Laboratories for zileuton, we agreed to make aggregate milestone payments of up to $13.0 million to Abbott upon the achievement of various development and commercialization milestones relating to zileuton, including the completion of the technology transfer from Abbott to us, filing and approval of a product in the United States and specified minimum net sales of licensed products. Through March 31, 2008, we have made aggregate milestone payments of $7.8 million to Abbott under our license agreements related to ZYFLO and ZYFLO CR. In addition, under our license agreement with SkyePharma, through its subsidiary Jagotec, for ZYFLO CR, we agreed to make aggregate milestone payments of up to $6.6 million upon the achievement of various development and commercialization milestones. Through March 31, 2008, we have made aggregate milestone payments of $3.0 million to SkyePharma under our agreement. In May 2007, we received FDA approval of the NDA for ZYFLO CR. Included in the amounts listed for research and license agreements are the combined first and second anniversary milestone payments for the FDA’s approval of ZYFLO CR due to Abbott and SkyePharma totaling $3.8 million.

The amounts listed for marketing costs represent advertising and promotional commitments under our co-promotion agreement with DEY related to our marketing support for ZYFLO CR.

The amounts listed for lease obligations represent the amount we owe under our facility, computer and vehicle lease agreements under both operating and capital leases.

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

The amounts listed in the table above do not include payment of a termination fee of $1.0 million or the reimbursement of expenses of up to $150,000 that we could be obligated to pay to Cornerstone in specified circumstances in connection with the termination of the merger agreement with Cornerstone.

We evaluate the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels and as to the expiration dates of its product. While our purchase commitment for API from Shasun exceeds our current forecasted demand in 2008, we expect that any excess API purchased in 2007, 2008 and 2009 under our agreement with Shasun will be used in commercial production batches in 2008, 2009 and 2010 and sold before it requires retesting. Therefore, no reserve for this purchase commitment has been recorded as of March 31, 2008.

At March 31, 2008, we had $9.7 million in inventory. We expect that our inventory levels in the second and third quarters of 2008 will decrease as we have no API purchase commitments in those periods. Significant differences between our current estimates and judgments and future estimated demand for our products and the useful life of inventory may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on our financial condition and results of operations during the period in which we recognize charges for excess inventory. For example, we recorded charges of $821,000 in 2007 and $299,000 in 2006 to reserve for excess or obsolete inventory that had an expiration date such that the product was unlikely to be sold. In addition, in the first quarter of 2008, four additional batches of ZYFLO CR tablets did not meet our product release specifications and could not be released into our commercial supply chain. We have initiated an investigation to determine the cause of this issue, but the investigation is ongoing and not yet complete. We are currently unable to accurately assess the timing and quantity of future batches of ZYFLO CR that may be released for commercial supply. These charges were included in cost of products sold in the statements of operations for these periods.

Currently, we purchase our API for commercial requirements for ZYFLO CR from a single source. In addition, we currently contract with a single third party for the manufacture of uncoated ZYFLO CR tablets and with another single third party for the coating and packaging of these tablets. The disruption or termination of the supply of API, a significant increase in the cost of the API from this single source or the disruption or termination of the manufacturing of our commercial products could have a material adverse effect on our business, financial position and results of operations.

Effects of Inflation

Our assets are primarily monetary, consisting primarily of cash, cash equivalents and investments. Because of their liquidity, these assets are not significantly affected by inflation. We also believe that we have intangible assets in the value of our technology. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our consolidated balance sheet. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to the replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Recent Accounting Pronouncements

In November 2007, the FASB, Emerging Issues Task Force, or EITF, issued No. EITF Issue 07-01, Accounting for Collaborative Arrangements, or EITF 07-01. EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from or made to other collaborators based on other applicable generally accepted accounting principles or, in the absence of other applicable generally accepted accounting principles, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer or analogous relationship subject to EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF 07-01 to have a material impact on our financial statements and results of operations.

In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The initial adjustment to reflect the effect of applying this EITF as a change in accounting principle would be accounted for as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of EITF 07-03 did not have a material impact on our financial statements and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, Business Combinations, some of which could have a material impact on how an entity accounts for its business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The provisions of SFAS 141(R) will only impact us if we are a party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS 160. SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for presentation and disclosure requirements, which are applied retrospectively for all periods presented. We do not expect the adoption of SFAS 160 to have a material impact on our financial statements and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS 115, or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We were required to adopt SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial statements and results of operations, as we elected not to measure any financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2, or FSP 157-2, that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. We were required to adopt the provisions of SFAS 157 that pertain to financial assets and liabilities on January 1, 2008. We are currently evaluating the effect FSP 157-2 will have on our financial statements and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting of U.S. government treasury and agency notes, corporate debt obligations, municipal debt obligations, auction rate securities and money market funds, directly or through managed funds, with maturities of two years or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2008, we estimate that the fair value of our investment portfolio would decline by approximately $1,000. We could be exposed to losses related to these securities should one of our counterparties default. We attempt to mitigate this risk through credit monitoring procedures. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. At March 31, 2008, we held approximately $287,000 in auction rate securities with a AAA credit rating upon purchase. In February 2008, we were informed that there was insufficient demand at auction for these securities. As a result, this amount is currently not liquid and may not become liquid unless the issuer is able to refinance it. We have classified our investment in auction rate securities as a long-term investment and included the investment in other assets on our balance sheet.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and the other reports that we file with the Securities and Exchange Commission, in evaluating Critical Therapeutics and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors include any material changes to and supersede the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

Risks Related to Our Proposed Merger with Cornerstone

If the proposed merger with Cornerstone is not consummated, our business could suffer materially and our stock price could decline.

On May 1, 2008, we entered into an agreement and plan of merger with Cornerstone BioPharma Holdings, Inc., or Cornerstone. If the merger is completed, at the effective time of the merger, all outstanding shares of Cornerstone’s common stock will be converted into and exchanged for shares of our common stock, and all outstanding options, whether vested or unvested, and all outstanding warrants to purchase Cornerstone’s common stock will be assumed by us and become options and warrants to purchase our common stock. The merger agreement provides that in the merger we will issue to Cornerstone stockholders, and assume Cornerstone options and warrants that will represent, an aggregate of approximately 101.5 million shares of our common stock, subject to adjustment as a result of a contemplated reverse stock split of our common stock to occur in connection with the merger. Immediately following the effective time of the merger, Cornerstone’s stockholders will own approximately 70 percent, and our current stockholders will own approximately 30 percent, of our common stock, after giving effect to shares issuable pursuant to Cornerstone’s outstanding options and warrants, but without giving effect to any shares issuable pursuant to our outstanding options and warrants. The exchange ratio per share of Cornerstone’s common stock will be based on the number of shares of Cornerstone’s common stock outstanding immediately prior to the effective time of the merger and will not be calculated until that time.

The consummation of the merger is subject to a number of closing conditions, including the approval of both our stockholders and Cornerstone’s stockholders, approval by NASDAQ of our application for re-listing of our common stock in connection with the merger, the continued availability of our products and other customary closing conditions. We are targeting a closing of the transaction in the fourth quarter of 2008.

If the proposed merger is not consummated, we may be subject to a number of material risks, and our business and stock price could be adversely affected, as follows:

•	We have incurred and expect to continue to incur significant expenses related to the proposed merger with Cornerstone. These transaction expenses include investment banking fees and legal and other professional fees. A substantial portion of these fees will be payable by us even if the merger does not close.

•	The merger agreement contains covenants relating to our solicitation of competing acquisition proposals and the conduct of our business between the date of signing the merger agreement and the closing of the merger. As a result, significant business decisions and transactions before the closing of the merger require the consent of Cornerstone. Accordingly, we may be unable to pursue business opportunities that would otherwise be in our best interest as a standalone company. If the merger agreement is terminated in the future after we have invested significant time and resources in the transaction process, we will have a limited ability to continue our current operations without obtaining additional financing to fund our operations.

•	We could be obligated to pay Cornerstone a $1.0 million termination fee and to reimburse Cornerstone for up to $150,000 in expenses in connection with the termination of the merger agreement, depending on the reason for the termination.

•	Our customers, prospective customers, collaborators and other business partners and investors in general may view the failure to consummate the merger as a poor reflection on our business or prospects.

•	Some of our suppliers, distributors and other business partners may seek to change or terminate their relationships with us as a result of the proposed merger.

•	As a result of the proposed merger, current and prospective employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect our ability to retain our key employees, who may seek other employment opportunities.

•	Our management team may be distracted from day to day operations as a result of the proposed merger with Cornerstone.

•	The market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed merger will be completed.

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

Despite being approved by the FDA since 1996, ZYFLO did not achieve broad market acceptance. During the period between our commercial launch of ZYFLO in October 2005 through February 2008, prescription data for ZYFLO indicates that approximately 5,757 physicians prescribed the product. We recorded revenue from the sale of ZYFLO of $8.7 million for the year ended December 31, 2007 and $711,000 for the three months ended March 31, 2008. We recorded revenue from the sale of ZYFLO CR of $2.3 million for the year ended December 31, 2007 and $2.6 million for the three months ended March 31, 2008. We experienced difficulty expanding the prescriber and patient base for ZYFLO, in part, we believe, because some physicians view ZYFLO as less effective than other products on the market or view its clinical data as outdated and because it requires dosing of one pill four times per day, which some physicians and patients may find inconvenient or difficult to comply with compared to other available asthma therapies that require dosing only once or twice daily. In addition, if physicians do not prescribe ZYFLO CR for the recommended dosing regimen of two pills twice daily, or if patients do not comply with the dosing schedule and take less than the prescribed number of tablets, our sales of ZYFLO CR will be limited and our revenues will be adversely affected.

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

After reducing the size of our sales force as part of cost reduction programs that we announced in 2006, we then increased the size of our sales force in 2007 in connection with the commercial launch of ZYFLO CR. As of April 30, 2008, our sales force consists of approximately 39 sales representatives. Rebuilding our sales force involved significant time and expense. If we are not successful in our efforts to retain an adequate sales force, our ability to market and sell ZYFLO CR will be impaired.

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

On June 25, 2007, as contemplated by the terms of the zileuton co-promotion agreement, we and DEY entered into a separate definitive co-promotion agreement providing for us to co-promote DEY’s product PERFOROMISTtm (formoterol fumarate) Inhalation Solution, or PERFOROMIST, for the long-term, twice-daily maintenance treatment of bronchoconstriction for emphysema and chronic bronchitis, which is also known as chronic obstructive pulmonary disease, or COPD. Under the PERFOROMIST co-promotion agreement, DEY agreed to pay us a co-promotion fee based on retail sales of PERFOROMIST and we agreed to provide a minimum number of promotional details per month by our sales representatives to a specified group of office-based physicians and other health care professionals. If we are not successful in our efforts to provide the required level of promotional detailing for PERFOROMIST, our co-promotion fee may be reduced and DEY may have a right to terminate the PERFOROMIST co-promotion agreement. Promoting both ZYFLO CR and PERFOROMIST may be challenging for our sales representatives and may reduce their efficiency, which could negatively impact our revenues.

The amount of any co-promotion fee that DEY pays to us under the PERFOROMIST co-promotion agreement will be limited if PERFOROMIST does not achieve market acceptance. For example, safety concerns relating to PERFOROMIST may harm potential sales. PERFOROMIST belongs to a class of medications known as long-acting beta2-adrenergic agonists, or LABAs, which may increase the risk of asthma-related death. Data from a large placebo-controlled study in the United States comparing the safety of the LABA salmeterol or placebo plus usual asthma therapy showed an increase in asthma-related deaths in patients receiving salmeterol. This finding also may apply to formoterol, the active ingredient in PERFOROMIST. For the year ended December 31, 2007 and the three months ended March 31, 2008, we did not receive any co-promotion fees from DEY in connection with the PERFOROMIST co-promotion agreement because the level of quarterly retail sales for PERFOROMIST did not exceed a specified level. In addition, Mylan’s sale or potential sale of DEY could lead to a slower launch of PERFOROMIST, negatively impact retail sales of PERFOROMIST and limit the amount of any co-promotion fee that we are entitled to receive from DEY.

A failure to maintain appropriate inventory levels could harm our reputation and subject us to financial losses.

We are subject to minimum purchase obligations under our supply agreements with our third-party manufacturers, which require us to buy inventory of the zileuton active pharmaceutical ingredient, or API, and tablet cores for ZYFLO CR. If ZYFLO CR does not achieve the level of demand we anticipate, we may not be able to use the inventory we are required to purchase. As of March 31, 2008, we had $9.7 million in inventory, consisting primarily of tablet cores and API. Based on our current expectations regarding demand for ZYFLO CR, we expect that our inventory levels could increase substantially in the future as a result of our minimum purchase obligations under our supply agreements with third-party manufacturers and orders we have submitted to date. Significant differences between our current estimates and judgments and future estimated demand for our products and the useful life of inventory may result in significant charges for excess inventory or purchase commitments in the future. If we are required to recognize charges for excess inventories, it could have a material adverse effect on our financial condition and results of operations in the period in which we recognize charges for excess inventory.

In the quarters ended December 31, 2007 and March 31, 2008, we recorded an inventory reserve for an aggregate of eight batches of ZYFLO CR that cannot be released into our commercial supply chain because the batches did not meet our product release specifications. We cannot assure you that we will not have similar manufacturing issues in producing ZYFLO CR in the future. If we are unable to manufacture or release ZYFLO CR on a timely and consistent basis, if we fail to maintain an adequate inventory of zileuton API or ZYFLO CR core tablets, if our inventory were to be destroyed or damaged, or if our inventory were to reach its expiration date, patients might not have access to ZYFLO CR, our reputation and our brand could be harmed and physicians may be less likely to prescribe ZYFLO CR in the future. Conversely, if we are unable to sell our inventory in a timely manner, we could experience cash flow difficulties and additional financial losses.

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

On March 2, 2008, Frank E. Thomas resigned as our President and Chief Executive Officer effective March 31, 2008 and as a member of our board of directors effective March 2, 2008. On March 4, 2008, we announced that our board of directors appointed Trevor Phillips, Ph.D. as President and Chief Executive Officer effective April 1, 2008 and elected Dr. Phillips as a member of our board of directors effective March 4, 2008. Dr. Phillips previously had served as our Chief Operating Officer and Senior Vice President of Operations. In addition to Dr. Phillips, we also depend, in particular, on the continuing services of Thomas P. Kelly, our Chief Financial Officer and Senior Vice President of Finance and Corporate Development, and other members of our executive management team. Since June 1, 2006, we have experienced significant turnover on our executive management team, with five executive officers, including Mr. Thomas, leaving our company and one executive officer joining our company. If we are unsuccessful in transitioning our smaller executive management team to compensate for the loss of Mr. Thomas and these other executives, the achievement of our research, financial, development and commercialization objectives could be significantly delayed or may not occur. In addition, our focus on transitioning to our new management team could divert our management’s attention from other business concerns. Furthermore, if we decide to recruit new executive personnel, we will incur additional costs.

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

We have experienced turnover in our sales and marketing team. For example, we have experienced an increase in the number of voluntary resignations of our sales and marketing personnel after we publicly announced in November 2007 that we were in the process of reviewing a range of strategic alternatives that could result in potential changes to our current business strategy and future operations. Our announcement of the proposed merger with Cornerstone could have a similar effect. If we are not successful in our efforts to retain qualified sales and marketing personnel, our ability to market and sell ZYFLO CR and our ability to deliver our required level of promotional detailing under our co-promotion agreements with DEY would be impaired.

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

In connection with the preparation of our financial statements for the second quarter of 2007, we identified a material weakness in our internal control over financial reporting as discussed in Item 9A of our annual report on Form 10-K and as previously reported in our quarterly reports on Form 10-Q for the quarters ended June 30, 2007 and September 30, 2007. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of either June 30, 2007 or September 30, 2007. We implemented steps to remedy the material weakness, and our management provided an unqualified assessment of our internal controls over financial reporting for the year ended December 31, 2007. There were no material changes in our internal control over financial reporting for the quarter ended March 31, 2008. Any failure or difficulties in maintaining these procedures and controls could cause us to fail to meet our periodic reporting obligations or result in our inability to prevent or detect material misstatements in our financial statements. It is possible that our management may not be able to provide an unqualified assessment of our internal control over financial reporting or disclosure controls and procedures in the future, or be able to provide quarterly certifications that our disclosure controls and procedures are effective. It is also possible that we may identify additional significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Any material weakness, or any remediation thereof that is ultimately unsuccessful, could cause investors to lose confidence in the accuracy and completeness of our financial statements, which in turn could harm our business, lead to a decline in our stock price and restrict our ability to raise additional funds needed for the growth of our business.

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

The development, manufacturing, pricing, marketing, sales and reimbursement of ZYFLO CR and our other product candidates, together with our general operations, are subject to extensive regulation by Federal, state and other authorities within the United States and numerous entities outside of the United States. We are a relatively small company and had approximately 75 employees as of March 31, 2008. We rely heavily on third parties to conduct many important functions. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented and changing regulatory requirements, it is possible that we may not be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including significant fines, litigation or other sanctions. Any action against us for a violation of these regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention and harm our reputation.

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

For example, in March 2008, we discontinued our Phase IV clinical trial for ZYFLO CR designed to generate data in the current patient treatment setting because of patient enrollment that was significantly slower than we had anticipated. We initiated the trial in July 2007 and had enrolled only approximately 25% of the patients prior to discontinuing the trial. We had planned to use data from this trial to support ZYFLO CR’s market position, and we may have increased difficulty promoting ZYFLO CR to physicians without this data.

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

We have contracted with Jagotec AG, a subsidiary of SkyePharma PLC, or SkyePharma, for the manufacture of core tablets for ZYFLO CR for commercial sale. Our only source of supply for the core tablets of ZYFLO CR is SkyePharma, which manufactures them in France. The manufacture of the core tablets for ZYFLO CR could be disrupted or delayed if one or more batches are discontinued or damaged or if the manufacturing site were damaged or destroyed.

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

The zileuton API is manufactured in United Kingdom by Shasun, and we either store the zileuton API at a Shasun warehouse, ship the zileuton API either directly to a contract manufacturer or to a third-party warehouse. For the manufacture of ZYFLO CR, we ship zileuton API to France for manufacturing of core tablets by SkyePharma and we ship core tablets from France to the United States to be coated, packaged and labeled at Patheon. While in transit, our zileuton API and ZYFLO CR core tablets, each shipment of which is of significant value, could be lost or damaged. Moreover, at any time after shipment from Shasun, our zileuton API, which is stored in France at SkyePharma or in the United States at Patheon or at third-party warehouse, or our ZYFLO CR core tablets, which are stored at Patheon prior to coating and packaging, and our finished ZYFLO CR products, which are stored at our third-party logistics provider, Integrated Commercialization Solutions, Inc., or ICS, could be lost or suffer damage, which would render them unusable. We have attempted to take appropriate risk mitigation steps and to obtain transit insurance. However, depending on when in the process the zileuton API, ZYFLO CR core tablets or finished product is lost or damaged, we may have limited recourse for recovery against our manufacturers or insurers. As a result, our financial performance could be impacted by any such loss or damage to our zileuton API, ZYFLO CR core tablets or finished product.

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

Difficulties relating to the supply chain for ZYFLO CR tablets could significantly inhibit our ability to meet, or prevent us from meeting, commercial demand for the product.

In the quarters ended December 31, 2007 and March 31, 2008, we recorded an inventory reserve with respect to an aggregate of eight batches of ZYFLO CR that cannot be released into our commercial supply chain because they did not meet our product release specifications. In conjunction with our three third-party manufacturers for zileuton API, tablet cores and coating and release, we have initiated an investigation to determine the cause of this issue, but the investigation is ongoing and is not yet complete. We have incurred and expect to continue to incur significant costs in connection with our investigation. In April 2008, pending the completion of the investigation, we placed 12 additional batches of the tablet cores of ZYFLO CR on a quality assurance hold. We are currently unable to accurately assess the timing and quantity of future batches of ZYFLO CR, if any, that may be released for commercial supply. These supply chain difficulties could impact the level of commercial supply of ZYFLO CR available for sale and, if not corrected, prevent us from supplying any further product to our wholesale distributors. If the supply issues are not resolved in the near term, we expect that our existing inventory of ZYFLO CR should support our current level of sales to wholesale distributors through mid-July 2008.

If we do not have a sufficient commercial supply of ZYFLO CR available, we may decide to reinitiate the marketing and supply of ZYFLO to the market. In April 2008, we began to reinitiate manufacture of ZYFLO in order to be able to have a supply of ZYFLO available if we decide it is necessary to reinitiate marketing and supply of ZYFLO to the market. However, reintroducing ZYFLO to replace ZYFLO CR could be confusing for physicians and patients. As a result of potential physician and patient confusion relating to the reintroduction of ZYFLO to the market and ZYFLO’s less convenient four times daily dosing regimen, our sales of ZYFLO would likely not meet either the level of sales of ZYFLO CR since its market launch in September 2007 or the historical level of sales of ZYFLO prior to the market launch of ZYFLO CR.

If our investigation regarding our supply chain requires changes to our manufacturing processes or materials in order to be able to supply sufficient levels of ZYFLO CR to satisfy our commercial needs, the costs to manufacture ZYFLO CR may be significantly higher than we had anticipated. As of March 31, 2008, we have expensed $1.2 million relating to the eight batches that recently failed to meet product release specifications and we expect to incur other significant costs in connection with our investigation. If we are not able to supply ZYFLO CR at a commercially acceptable cost and level, we could experience cash flow difficulties and additional financial losses. Depending on the outcome of the investigation, we may not be able to obtain reimbursement from any of our third-party manufacturers for existing or additional batches of ZYFLO CR that do not meet our product release specifications.

Under our merger agreement with Cornerstone, it is a condition to Cornerstone’s obligation to consummate the merger that either ZYFLO CR or ZYFLO must be available and ready for purchase by third party wholesalers or retailers during the period prior to the closing of the merger, other than during any period not exceeding 30 consecutive days. If the proposed merger with Cornerstone is not consummated, we would be subject to all of the additional risks described above under “— Risks Related to Our Proposed Merger with Cornerstone”.

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

We have experienced significant operating losses in each year since our inception in 2000. We had net losses of $37.0 million in the year ended December 31, 2007 and $48.8 million in the year ended December 31, 2006. We had net losses of $10.8 million in the three months ended March 31, 2008 and $4.7 million in the three months ended March 31, 2007. As of March 31, 2008, we had an accumulated deficit of approximately $202 million. We recorded revenue from the sale of ZYFLO and ZYFLO CR of $11.0 million for the year ended December 31, 2007 and $3.3 million for the three months ended March 31, 2008 and have not recorded revenue from any other product. We expect that we will continue to incur substantial losses for the foreseeable future as we spend significant amounts to fund our research, development and commercialization efforts. We expect that the losses that we incur will fluctuate from quarter to quarter and that these fluctuations may be substantial. We will need to generate significant revenues to achieve profitability. Until we are able to generate such revenues, we will not be profitable and will need to raise substantial additional capital to fund our operations.

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

Other than payments that we may receive from our collaborations with DEY and MedImmune, sales of ZYFLO CR represent our only sources of cash flow and revenue. We believe that our ability to access external funds will depend upon market acceptance of ZYFLO CR, the success of our other preclinical and clinical development programs, the receptivity of the capital markets to financings by biopharmaceutical companies, our ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.

The extent of our future capital requirements is difficult to assess and will depend largely on our ability to successfully commercialize ZYFLO CR. Based on our current operating plans, we believe that our available cash and cash equivalents and anticipated cash received from product sales and anticipated payments received under collaboration agreements will be sufficient to fund anticipated levels of operations into the first quarter of 2009.

Our net cash used for operating activities was $14.4 million for the year ended December 31, 2007 and $13.9 million for the three months ended March 31, 2008, and we had minimal capital expenditures. If our existing resources are insufficient to satisfy our liquidity requirements or if we acquire or license rights to additional products or product candidates, we may need to raise additional external funds through collaborative arrangements and public or private financings. Under our merger agreement with Cornerstone, any financing transaction would require Cornerstone’s consent. Additional financing may not be available to us on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly delay, limit or eliminate one or more of our research, development or commercialization programs, which could harm our financial condition and operating results. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products, which we would otherwise pursue on our own.

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

Our common stock is listed on The NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements. On April 21, 2008, we received notification from the NASDAQ Listings Qualifications Department that for the prior 30 consecutive business days the bid price of our common stock on The NASDAQ Global Market had closed below the minimum $1.00 per share required for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5), or the Minimum Bid Price Rule. In accordance with NASDAQ Marketplace Rule 4450(e)(2), we have 180 calendar days, or until October 20, 2008, or the Required Date, to regain compliance with the Minimum Bid Price Rule. In the event that we do not regain compliance with the Minimum Bid Price Rule by the Required Date, NASDAQ will provide written notification that our securities will be delisted from The NASDAQ Global Market. At that time, we may appeal NASDAQ’s determination to delist our securities to a NASDAQ Listing Qualifications Panel. Alternatively, we could apply to transfer our listing to The NASDAQ Capital Market, a trading market for smaller companies, provided that we meet all applicable requirements for initial listing on The NASDAQ Capital Market other than the Minimum Bid Price Rule. If such an application were approved and we otherwise maintain the listing requirements for The NASDAQ Capital Market, other than with respect to the Minimum Bid Price Rule, we would be afforded the remainder of an additional 180 calendar day grace period while listed on The NASDAQ Capital Market to regain compliance with the Minimum Bid Price Rule. We will consider available options if our common stock does not trade at a level likely to result in us regaining compliance with the Minimum Bid Price Rule. In addition, to retain our listing on The NASDAQ Global Market we must maintain either minimum stockholders’ equity of $10.0 million or an aggregate market value of our common stock of $50.0 million. We may not continue to meet the minimum bid price requirement under NASDAQ rules or the other applicable continued listing requirements for The NASDAQ Global Market.

If we fail to continue to meet all applicable continued listing requirements of The NASDAQ Global Market in the future and NASDAQ determines to delist our common stock or transfer our listing from The NASDAQ Global Market to The NASDAQ Capital Market, an active trading market for our common stock may not be sustained and the market price of our common stock could decline. If an active trading market for our common stock is not sustained, it will be difficult for our stockholders to sell shares of our common stock without further depressing the market price of our common stock or at all. A delisting of our common stock also could make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

Immediately prior to the effective time of our proposed merger with Cornerstone, we have agreed to effect a reverse stock split of our common stock based on a ratio to be mutually agreed upon by us and Cornerstone. The reverse stock split is necessary so that as of the effective time of the merger we will satisfy the minimum bid price requirement pursuant to NASDAQ’s initial listing standards.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which are not within our control, could subject our operating results and stock price to volatility, including:

•	our proposed merger with Cornerstone and related developments, including the timing thereof;

•	the amount and timing of sales of ZYFLO CR;

•	the timing of operating expenses, including selling and marketing expenses and the costs of maintaining a direct sales force;

•	the availability and timely delivery of a sufficient supply of ZYFLO CR;

•	the amount of rebates, discounts and chargebacks to wholesalers, Medicaid and managed care organizations related to ZYFLO CR;

•	the amount and timing of product returns for ZYFLO CR and ZYFLO;

•	achievement of, or the failure to achieve, milestones under our development agreement with MedImmune, our license agreements with Beckman Coulter and IMI and, to the extent applicable, other licensing and collaboration agreement;

•	the results of ongoing and planned clinical trials of our product candidates;

•	production problems occurring at our third-party manufacturers;

•	the results of regulatory reviews relating to the development or approval of our product candidates; and

•	general and industry-specific economic conditions that may affect our research and development expenditures.

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

The market price of our common stock may be subject to substantial volatility as a result of announcements by us or other companies in our industry, including our collaborators. Announcements that may subject the price of our common stock to substantial volatility include announcements regarding:

•	developments with respect to our proposed merger with Cornerstone;

•	our operating results, including the amount and timing of sales of ZYFLO CR;

•	our licensing and collaboration agreements and the products or product candidates that are the subject of those agreements;

•	the results of discovery, preclinical studies and clinical trials by us or our competitors;

•	the acquisition of technologies, product candidates or products by us or our competitors;

•	the development of new technologies, product candidates or products by us or our competitors;

•	regulatory actions with respect to our product candidates or products or those of our competitors; and

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

Insiders have substantial control over us and could delay or prevent a change in corporate control, including a transaction in which our stockholders could sell or exchange their shares for a premium.

As of April 30, 2008, our directors, executive officers and 10% or greater stockholders, together with their affiliates, to our knowledge, beneficially owned, in the aggregate, approximately 22.9% of our outstanding common stock. As a result, our directors, executive officers and 10% or greater stockholders, together with their affiliates, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

As we move forward with our proposed merger with Cornerstone, we are continuing to focus on conserving cash resources and have begun to take steps to reduce spending on development programs and personnel. On May 8, 2008, as part of this effort, we announced that we had eliminated six positions, or approximately 8% of our workforce. The headcount reductions primarily affect our research and development group. We expect to consider further reductions in headcount in additional areas of our business in the future in order to conserve cash and reduce expenses. The nature, extent and timing of future reductions will be made based on our business needs and financial resources.

In connection with the implementation of the May 8, 2008 reduction in our workforce, we expect to record a charge of approximately $540,000 in the second quarter of 2008 primarily relating to cash severance payments. We will record the restructuring charges in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Item 6.	Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITICAL THERAPEUTICS, INC.

Date: May 12, 2008	/s/ Trevor Phillips Trevor Phillips, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2008	/s/ Thomas P. Kelly Thomas P. Kelly Chief Financial Officer and Senior Vice President of Finance and Corporate Development (Principal Financial Officer)

Date: May 12, 2008	/s/ Jeffrey E. Young Jeffrey E. Young Vice President of Finance, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Agreement for Termination of Lease and Voluntary Surrender of Premises by and between ARE — 60 Westview, LLC and the Registrant, dated January 16, 2008 (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 16, 2008, as filed with the SEC on January 18, 2008 (SEC File No. 000-50767)).
10.2	Amendment No. 1 dated as of March 31, 2008 to Agreement for Termination of Lease and Voluntary Surrender of Premises by and between ARE – 60 Westview, LLC and the Registrant.
10.3	Sublease by and between Microbia Precision Engineering, Inc. and the Registrant, dated January 16, 2008 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 16, 2008, as filed with the SEC on January 18, 2008 (SEC File No. 000-50767)).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.