Form 10-Q
period 2008-09-30
CRITICAL THERAPEUTICS INC
filed 2008-10-20
CIK 1145404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 17, 2008, the registrant had 43,332,598 shares of Common Stock, $0.001 par value per share, outstanding.

CRITICAL THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of historical fact, including statements regarding Critical Therapeutics, Inc.’s proposed merger with Cornerstone BioPharma Holdings, Inc., or Cornerstone, including the expected timetable for completing the transaction; Critical Therapeutics’ future sales and marketing efforts for ZYFLO CR® (zileuton) extended-release tablets, or ZYFLO CR; possible therapeutic benefits and market acceptance of ZYFLO CR; the progress and timing of Critical Therapeutics’ drug development programs and related trials; the efficacy of Critical Therapeutics’ drug candidates; and Critical Therapeutics’ strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, may be forward-looking statements under the provisions of The Private Securities Litigation Reform Act of 1995. Critical Therapeutics may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “target,” “may,” “plan,” “project,” “should,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including Critical Therapeutics’ “critical accounting estimates” and risks relating to: the ability to consummate the proposed merger with Cornerstone; Critical Therapeutics’ ability to successfully market and sell ZYFLO CR, including the success of Critical Therapeutics’ co-promotion arrangement with Dey, L.P., a wholly owned subsidiary of Mylan Inc., or DEY; Critical Therapeutics’ ability to transition its management team effectively; Critical Therapeutics’ ability to develop and maintain the necessary sales, marketing, distribution and manufacturing capabilities to commercialize ZYFLO CR and ZYFLO® (zileuton tablets) immediate-release formulation of zileuton, or ZYFLO; patient, physician and third-party payor acceptance of ZYFLO CR as a safe and effective therapeutic product; adverse side effects experienced by patients taking ZYFLO CR or ZYFLO; Critical Therapeutics’ heavy dependence on the commercial success of ZYFLO CR; Critical Therapeutics’ ability to maintain regulatory approvals to market ZYFLO CR; Critical Therapeutics’ ability to successfully enter into additional strategic co-promotion, collaboration or licensing transactions on favorable terms, if at all; Critical Therapeutics’ ability to maintain compliance with NASDAQ listing standards; the results of preclinical studies and clinical trials with respect to Critical Therapeutics’ products under development and whether such results will be indicative of results obtained in later clinical trials; Critical Therapeutics’ ability to obtain the substantial additional funding required to conduct Critical Therapeutics’ development and commercialization activities; Critical Therapeutics’ dependence on its collaboration agreement with MedImmune, Inc., a wholly owned subsidiary of AstraZeneca PLC, or MedImmune; and Critical Therapeutics’ ability to obtain, maintain and enforce patent and other intellectual property protection for ZYFLO CR, ZYFLO and Critical Therapeutics’ discoveries and drug candidates. These and other risks are described in greater detail below under the caption “Risk Factors” in Part II, Item 1A. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, Critical Therapeutics’ actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements in this quarterly report on Form 10-Q represent Critical Therapeutics’ views only as of the date of this quarterly report on Form 10-Q and should not be relied upon as representing Critical Therapeutics’ views as of any subsequent date. Critical Therapeutics anticipates that subsequent events and developments will cause Critical Therapeutics’ views to change. However, while Critical Therapeutics may elect to update these forward-looking statements publicly at some point in the future, Critical Therapeutics specifically disclaims any obligation to do so, except as may be required by law, whether as a result of new information, future events or otherwise. Critical Therapeutics’ forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments it may make. In particular, unless otherwise stated or the context otherwise requires, Critical Therapeutics has prepared this quarterly report on Form 10-Q as if Critical Therapeutics were going to remain a standalone, independent company. If Critical Therapeutics consummates the merger with Cornerstone, the descriptions of Critical Therapeutics’ strategy, future operations and financial position, future revenues, projected costs and prospects and the plans and objectives of management in this quarterly report on Form 10-Q may no longer be applicable.

Item 1. Financial Statements
CRITICAL THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
ASSETS:

Current assets:
Cash and cash equivalents	$7,014	$33,828
Accounts receivable, net	3,643	1,273
Inventory, net	7,064	5,599
Prepaid expenses and other	1,817	2,205

Total current assets	19,538	42,905

Fixed assets, net	305	1,151
Other assets	277	868

Total assets	$20,120	$44,924

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Current portion of long-term debt	$—	$370
Current portion of accrued license fees	1,817	1,838
Current portion of deferred co-promotion fees	1,880	1,880
Accounts payable	2,795	5,283
Accrued expenses	5,819	7,154

Total current liabilities	12,311	16,525

Long-term portion of accrued license fees, less current portion	—	1,754
Long-term portion of deferred co-promotion fees, less current portion	7,987	9,554
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.001; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.001; authorized 90,000,000 shares; issued and outstanding 43,062,448 and 42,805,348 shares at September 30, 2008 and December 31, 2007, respectively	43	43
Additional paid-in capital	210,543	208,420
Accumulated deficit	(210,764)	(191,372)

Total stockholders’ (deficit) equity	(178)	17,091

Total liabilities and stockholders’ equity	$20,120	$44,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except share and per share data)
Revenues:
Net product sales	$5,993	$3,126	$13,220	$8,311
Revenue under collaboration and license agreements	—	93	—	1,830

Total revenues	5,993	3,219	13,220	10,141

Costs and expenses:
Cost of products sold	2,307	1,232	6,964	2,653
Research and development	497	3,939	7,424	16,961
Sales and marketing	1,768	3,574	7,799	8,156
General and administrative	3,403	2,653	9,413	9,241
Restructuring charges	—	—	1,204	—

Total costs and expenses	7,975	11,398	32,804	37,011

Operating loss	(1,982)	(8,179)	(19,584)	(26,870)
Other income (expense):
Interest income	10	474	299	1,628
Interest expense	(22)	(81)	(107)	(150)

Total other income (expense)	(12)	393	192	1,478

Net loss	$(1,994)	$(7,786)	$(19,392)	$(25,392)

Net loss per share	$(0.05)	$(0.18)	$(0.45)	$(0.60)

Basic and diluted weighted-average common shares outstanding	43,025,652	42,615,318	42,913,928	42,548,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	($19,392)	($25,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	282	483
Amortization of premiums on short-term investments and other	123	72
(Gain) loss on sale of fixed assets	(106)	27
Impairment charge on fixed assets	393	—
Lease abandonment charge	—	286
Preferred stock received in license agreement, net	—	(400)
Stock-based compensation expense	2,123	2,914
Changes in assets and liabilities:
Accounts receivable	(2,370)	(1,309)
Inventory	(1,465)	(187)
Prepaid expenses and other assets	556	(52)
Accounts payable	(2,488)	703
Accrued expenses	(1,335)	(66)
Accrued license fees	(1,875)	3,495
Deferred collaboration revenue and fees	—	(675)
Deferred product revenue	—	(1,178)
Deferred co-promotion fees	(1,567)	6,615

Net cash used in operating activities	(27,121)	(14,664)

Cash flows from investing activities:
Proceeds from sales and maturities of investments	400	300
Proceeds from sale of fixed assets and other	278	216
Purchases of fixed assets	(1)	(7)

Net cash provided by investing activities	677	509

Cash flows from financing activities:
Proceeds from exercise of stock options and other	—	299
Repayments of long-term debt and capital lease obligations	(370)	(836)

Net cash used in financing activities	(370)	(537)

Net decrease in cash and cash equivalents	(26,814)	(14,692)
Cash and cash equivalents at beginning of period	33,828	48,388

Cash and cash equivalents at end of period	$7,014	$33,696

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10	$101

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
Operating results for the three and nine-month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results for the full year.
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
On October 3, 2008, the Company announced that the SEC had declared effective its Registration Statement on Form S-4 in connection with the Merger. The Company’s stockholders of record on September 29, 2008 will vote on the issuance of the Company’s shares pursuant to the Merger Agreement and the other proposals set forth in the proxy statement/prospectus included in the Registration Statement at a special meeting of stockholders to be held on Friday, October 31, 2008.
Going Concern Assumption
The Company has experienced significant operating losses in each year since its inception in 2000, including net losses of $37.0 million in the year ended December 31, 2007 and $48.8 million in the year ended December 31, 2006. The Company had net losses of $19.4 million in the nine months ended September 30, 2008 and $25.4 million in the nine months ended September 30, 2007. As of September 30, 2008, the Company had an accumulated deficit of approximately $211 million. For the year ended December 31, 2007 and the nine months ended September 30, 2008, the Company recorded $11.0 million and $13.2 million, respectively, of revenue from the sale of ZYFLO® (zileuton tablets) (“ZYFLO”) and ZYFLO CR® (zileuton) extended-release tablets (“ZYFLO CR”) and has not recorded revenue from any other product.
Although the size and timing of its future operating losses are subject to significant uncertainty, the Company expects its operating losses to continue over the next several years as it funds its development programs, markets and sells ZYFLO CR and ZYFLO and prepares for the potential commercial launch of its product candidates and may never achieve profitability. Since the Company’s inception, it has raised proceeds to fund its operations through public offerings of common stock, private placements of equity securities, debt financings, the receipt of interest income, payments from its collaborators, MedImmune, Inc. (“MedImmune”) and Beckman Coulter, Inc. (“Beckman Coulter”), license fees from SetPoint Medical Corporation (formerly known as Innovative Metabolics, Inc.) (“SetPoint”), payments from Dey, L.P., a wholly owned subsidiary of Mylan, Inc. (“DEY”) under its zileuton co-promotion agreement and revenue from sales of ZYFLO CR and ZYFLO.
For the nine months ended September 30, 2008, the Company’s net cash used in operating activities was $27.1 million. Based on its current operating plans, the Company believes that its available cash and cash equivalents and anticipated cash received from product sales will not be sufficient to fund the Company’s operations for the next twelve months. If the Company’s existing resources are insufficient to satisfy its liquidity requirements, either under its current operating plan or any new operating plan it may adopt, it may need to raise additional external funds through collaborative arrangements and public or private financings. Additional financing may not be available to the Company on acceptable terms or at all.
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
Recent Accounting Pronouncements
In November 2007, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”). EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (or made to) other collaborators based on other applicable generally accepted accounting principles in the United States of America (“GAAP”) or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-01 to have a material impact on its financial statements and results of operations.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company was required to adopt SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements and results of operations, as the Company elected not to measure any financial assets or liabilities at fair value.
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
As of September 30, 2008 and 2007, the Company’s allowances for ZYFLO CR and ZYFLO product returns were $370,000 and $286,000, respectively. Prior to the first quarter of 2007, the Company deferred the recognition of revenue on ZYFLO product shipments to wholesale distributors and pharmacies until units were dispensed through patient prescriptions, as the Company was unable to reasonably estimate the amount of future product returns. Units dispensed are not generally subject to return. In the first quarter of 2007, the Company began recording revenue upon shipment to third parties, including wholesalers, distributors and pharmacies, and providing a reserve for potential returns from these third parties as sufficient history existed to make such estimates. In connection with this change in estimate, the Company recorded an increase in net product sales in the first quarter of 2007 related to the recognition of revenue from product sales that had been previously deferred, net of an estimate for remaining product returns. This change in estimate totaled approximately $953,000.
Revenue under collaboration and license agreements. Under the Company’s collaboration agreements with MedImmune and Beckman Coulter, the Company is entitled to receive non-refundable license fees, milestone payments and other research and development payments. Payments received are initially deferred from revenue and subsequently recognized in the Company’s statements of operations when earned. The Company must make significant estimates in determining the performance period and periodically review these estimates, based on joint management committees and other information shared by the Company’s collaborators. The Company recognizes these revenues over the estimated performance period as set forth in the contracts based on proportional performance adjusted from time to time for any delays or acceleration in the development of the product. The Company assesses proportional performance based on the progress of its research and development efforts, including employees’ salaries and benefits, laboratory supplies and third-party research consulting fees, during the term of its agreements. The Company considers these to be the most reliable measure of progress. For example, a delay or acceleration of the performance period by the Company’s collaborator may result in further deferral of revenue or the acceleration of revenue previously deferred. Because MedImmune and Beckman Coulter can each cancel its agreement with the Company, the Company does not recognize revenues in excess of cumulative cash collections. All of the Company’s research activities under the research plan with MedImmune were completed in 2007.
Under the Company’s license agreement with SetPoint (formerly known as Innovative Metabolics, Inc.), the Company licensed to SetPoint patent rights and know-how relating to the mechanical and electrical stimulation of the vagus nerve. Under the agreement with SetPoint, the Company received an initial license fee of $500,000 in cash and SetPoint junior preferred stock valued at $500,000 in connection with SetPoint’s first financing. However, under its license agreement with The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) (“The Feinstein Institute”), the Company was obligated to pay The Feinstein Institute $100,000 of this cash payment and SetPoint junior

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
preferred stock valued at $100,000. The Company included in revenue under collaboration and license agreements in 2007 the $1.0 million total license fee that the Company received from SetPoint and included the payments of $100,000 in cash and SetPoint junior preferred stock valued at $100,000 that the Company made to The Feinstein Institute in research and development expenses. These amounts were recorded in the second quarter of 2007. Under the license agreement, SetPoint also has agreed to pay the Company $1.0 million, excluding a $200,000 payment that the Company would be obligated to pay The Feinstein Institute, upon full regulatory approval of a licensed product by the U.S. Food and Drug Administration (the “FDA”) or a foreign counterpart agency and royalties based on a net sales of licensed products and methods by SetPoint and its affiliates.
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
At September 30, 2008, the Company’s accounts receivable balance of $3.6 million was net of allowances of $77,000. At December 31, 2007, the Company’s accounts receivable balance of $1.3 million was net of allowances of $29,000.
(3) Cash Equivalents and Investments
The Company considers highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At September 30, 2008, the Company had an investment with a carrying amount of $277,000 in an auction rate security with a AAA credit rating upon purchase and $7.0 million in cash and cash equivalents, including investments in money market funds and U.S. Treasury securities. These cash equivalent securities would be subject to Level 2 valuation inputs as described below.
The Company has been informed that there is insufficient demand at auction for its auction rate security. As a result, this amount is currently not liquid and may not become liquid unless the issuer is able to refinance it. Because this amount is currently not liquid and the Company does not intend to hold the security until recovery, the Company has recorded the decline in fair value of $23,000 in the Company’s statement of operations. The Company has classified its auction rate security as a long-term investment and has included the amount in other assets on the Company’s accompanying balance sheet.
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008 (in thousands):

Fair Value Measurements at September 30, 2008 Using
Significant
	Total Carrying		Other	Significant
	Value at	Quoted Prices in	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Auction rate security measured at fair value	$277	$—	$—	$277

The following table provides a rollforward of the Company’s assets and liabilities whose fair value measurements were Level 3 (The loss was recognized in the quarter ended September 30, 2008) (in thousands):

Auction Rate
Security
(Level 3)
Total carrying value at January 1, 2008	$300
Recognized loss	(23)

Total carrying value at September 30, 2008	$277

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s auction rate security instrument is classified as an available-for-sale security and recorded at fair value. However, due to recent events in credit markets, auctions for this security failed during the first nine months of 2008. Therefore, the fair value of this security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2008. This analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the expectation of the next time the security is expected to have a successful auction.
(4) Research and License Agreements
In December 2003, the Company entered into an agreement to in-license the controlled-release formulation and the injectable formulation of zileuton from Abbott Laboratories (“Abbott”) and entered into an agreement with Jagotec AG, a subsidiary of SkyePharma PLC (“Jagotec”), to in-license the controlled-release technology relating to zileuton from Jagotec. Under these agreements, the Company is required to make milestone payments for successful completion of the technology transfer, filing and approval of the product in the United States and commercialization of the product. In May 2007, the Company received approval by the FDA of the new drug application (“NDA”) for ZYFLO CR. As a result of the FDA approval, the Company paid $3.1 million under these agreements in June 2007, and accrued an additional $1.8 million and $1.7 million due on the first and second anniversary, respectively, of the FDA’s approval of ZYFLO CR. The amounts due on the first and second anniversary of the FDA’s approval were accrued at the present value of the total $3.8 million owed, and the accretion of the discount is included in interest expense. The $3.1 million paid as a result of the FDA’s approval of ZYFLO CR and the accrued $1.8 million and $1.7 million due on the first and second anniversary, respectively, of the FDA’s approval of ZYFLO CR were included in the Company’s research and development expenses in the second quarter of 2007. The Company included the $1.9 million that was due on the first anniversary in accounts payable at June 30, 2008 and paid the amount in July 2008. For the three and nine months ended September 30, 2008, the Company recorded interest expense of $21,000 and $100,000, respectively, related to the accretion of the discount. In addition, at September 30, 2008, $1.8 million related to milestone obligations due on the second anniversary of the FDA’s approval was included in the Company’s balance sheet as accrued license fees.
(5) Inventory
Inventory is stated at the lower of cost or market, with cost determined under the first-in, first-out (“FIFO”) method. As of September 30, 2008, the Company held $7.1 million in inventory to be used for commercial sales related to its commercial products, ZYFLO CR and ZYFLO. The Company analyzes its inventory levels quarterly and records reserves for inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. At September 30, 2008, the Company had an inventory reserve of $2.6 million. The inventory reserve primarily relates to product that did not meet the Company’s product release specifications for ZYFLO CR and to tablet cores of ZYFLO CR that were on quality assurance hold and that could not complete manufacturing within the NDA-specified manufacturing timelines.
Inventory consisted of the following at September 30, 2008 and December 31, 2007, respectively (in thousands):

	September 30,	December 31,
	2008	2007
Raw material	$5,639	$2,587
Work in process	3,454	3,062
Finished goods	599	766

Total inventory	9,692	6,415
Less: reserve	(2,628)	(816)

Inventory, net	$7,064	$5,599

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
(6) Comprehensive Loss
Comprehensive loss is the total of net loss and all other non-owner changes in equity. The difference between net loss, as reported in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2007, and comprehensive loss is the unrealized gain (loss) on investments for the period. There was no difference between net loss, as reported in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2008. Total comprehensive loss was $2.0 million and $7.8 million for the three months ended September 30, 2008 and 2007, respectively and $19.4 million and $25.4 million for the nine months ended September 30, 2008 and 2007, respectively.

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
Stock option activity for the nine-month period ended September 30, 2008 was as follows:

	2008
		Weighted-Average
	Number of	Exercise Price
	Shares	Per Share
Outstanding — January 1	5,020,903	$4.20
Granted	12,000	0.90
Exercised	—	—
Cancelled	(2,527,336)	4.38

Outstanding — September 30	2,505,567	$4.00

Vested and Expected to Vest— September 30	2,280,432	$4.05

Exercisable— September 30	1,665,447	$4.34

The weighted-average remaining contractual term and the aggregate intrinsic value for options outstanding at September 30, 2008 were 7.0 years and zero, respectively. The weighted-average remaining contractual term and the aggregate intrinsic value for options exercisable at September 30, 2008 were 6.4 years and zero, respectively. The weighted-average remaining contractual term and the aggregate intrinsic value for options vested or expected to vest at September 30, 2008 were 6.9 years and zero, respectively. There were no options exercised during the nine months ended September 30, 2008.
The total grant date fair value of the shares vested and unexercised during the three and six months ended September 30, 2008 was $30,000 and $92,000, respectively. As of September 30, 2008, there was $2.5 million of total unrecognized compensation expense related to unvested share-based compensation awards granted under the Company’s stock plans, which is expected to be recognized over a weighted-average period of 1.9 years.
The Company anticipates recording additional stock-based compensation expense of $177,000 in the fourth quarter of 2008, $1.6 million in 2009 and $721,000 thereafter relating to the amortization of unrecognized compensation expense as of September 30, 2008. These anticipated compensation expenses do not include any adjustment for new or additional options to purchase common stock granted to employees.
(8) Basic and Diluted Loss per Share
Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share because the effects of potentially dilutive securities are anti-dilutive for all periods presented. Anti-dilutive securities that are not included in the diluted net loss per share calculation aggregated 9,984,424 and 12,740,445 as of September 30, 2008 and 2007, respectively. These anti-dilutive securities consist of outstanding stock options, warrants, and unvested restricted common stock as of September 30, 2008 and 2007.
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

CRITICAL THERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
These agreements include costs related to manufacturing, clinical trials and preclinical studies performed by third parties. The estimated amount that may be incurred in the future under these agreements totals approximately $22.0 million as of September 30, 2008. The amount and timing of these commitments may change, as they are largely dependent on the rate of enrollment in the Company’s clinical trials and timing of the development of the Company’s product candidates. As of September 30, 2008, the Company had $275,000 included in accrued expenses related to its research and development agreements. These research and development expenses are accounted for as such costs are incurred. In addition, as of September 30, 2008, the Company had $1.8 million in accrued license fees representing the net present value of the Company’s milestone obligations due on the second anniversary of the FDA’s approval of ZYFLO CR. In addition, during the quarter ended March 31, 2008, the Company accrued approximately $1.1 million in contractual costs as a result of the Company’s termination of a Phase IV clinical trial for ZYFLO CR. At September 30, 2008, $212,000 remains in accrued expenses related to these termination costs.
In addition, on August 20, 2007, the Company entered into an agreement with Jagotec under which Jagotec agreed to manufacture and supply bulk uncoated tablets of ZYFLO CR to the Company for commercial sale. The Company previously had contracted with Jagotec for the manufacture of ZYFLO CR for clinical trials and regulatory review. Under the terms of the prior agreement, the Company and Jagotec had agreed to negotiate a commercial manufacturing agreement for ZYFLO CR. SkyePharma PLC has guaranteed the performance by Jagotec of all obligations under the commercial manufacturing agreement. The Company has agreed to purchase minimum quantities of ZYFLO CR during each 12-month period for the first five years following marketing approval of ZYFLO CR by the FDA. The Company has committed to purchase a minimum of 20 million ZYFLO CR tablet cores from Jagotec in each of the four 12-month periods starting May 20, 2008. For the term of the contract, the Company has agreed to purchase specified amounts of its requirements for ZYFLO CR from Jagotec. The commercial manufacturing agreement has an initial term of five years beginning on May 22, 2007, and will automatically continue thereafter, unless the Company provides Jagotec with 24-months’ prior written notice of termination or Jagotec provides the Company with 36-months’ prior written notice of termination.
In February 2005, the Company entered into a manufacturing and supply agreement with Rhodia Pharma Solutions, which was assigned to Shasun Pharma Solutions Ltd. (“Shasun”), for commercial production of the API for ZYFLO and ZYFLO CR, subject to specified limitations, through December 31, 2009. Under this agreement, the Company committed to purchase minimum amounts of API in the first quarter of 2008. In addition, the Company has agreed to purchase specified quantities of API in 2008 and 2009, in the amount of $2.0 million and $2.0 million, respectively, with approximately $1.3 million in 2009 subject to the right of cancellation. The API purchased from Shasun currently has a shelf-life of 36 months. The Company evaluates the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, the Company is required to make judgments as to the future demand for current or committed inventory levels and as to the expiration dates of its product. As of September 30, 2008, no reserves have been recorded for potential losses on purchase commitments.
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
In addition, in accordance with its co-promotion agreement with DEY, the Company has entered into advertising and promotional contracts related to its marketing support for ZYFLO CR. The estimated amount that may be incurred in the future under these agreements totals approximately $6.6 million as of September 30, 2008.
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
In connection with the proposed merger, the Company is obligated to make certain payments to executives and employees upon the change of control. If the merger is consummated the Company would be required to pay $387,000 to its executives and employees. These payments are not included in the Company’s results of operations as of September 30, 2008.
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
The Company deferred the $12 million in aggregate payments received and is amortizing these payments over the term of the agreement. The amortization of the upfront and milestone payments will be offset by the co-promotion fees paid to DEY for promoting ZYFLO and ZYFLO CR. The Company records all ZYFLO and ZYFLO CR sales generated by the combined sales force and records any co-promotion fees paid to DEY and the amortization of the upfront and milestone payments as sales and marketing expenses. For the three and nine months ended September 30, 2008, approximately $883,000 and $1.6 million, respectively, were amortized from the deferred co-promotion fees representing the amount earned by DEY during this period.
On June 25, 2007, the Company entered into a definitive agreement with DEY to jointly promote DEY’s product PERFOROMISTtm (formoterol fumarate) Inhalation Solution (“PERFOROMIST”), for the treatment of chronic obstructive pulmonary disease (“COPD”). In October 2007, the Company announced that it commercially launched PERFOROMIST with DEY. Under the agreement, DEY agreed to pay the Company a commission on retail sales of PERFOROMIST above a specified baseline. On July 2, 2008, the Company provided notice to DEY that it had exercised its contractual right to terminate the co-promotion agreement for PERFOROMIST. The termination was effective September 30, 2008.
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
In connection with these restructuring charges, the Company terminated 21 employees, or approximately 28% of the Company’s workforce in May and June 2008, resulting in severance benefits of $1.2 million, which were accrued during the second quarter. As a result of terminating these employees, the Company recorded automobile lease termination fees, outplacement service fees and an impairment charge for software and lab equipment for which the future use was currently uncertain totaling $41,000. At September 30, 2008, the Company had $253,000 remaining in accrued expenses related to the restructuring, which it expects to pay in full by the end of the fourth quarter. The Company may consider further reductions in its headcount in additional areas of its business in the future in order to conserve cash and reduce expenses. The nature, extent and timing of future reductions will be made based on the Company’s business needs and financial resources.
During the second quarter of 2008, the Company concluded that the estimated undiscounted cash flows associated with a fixed asset would not recover the carrying amount. Accordingly, the Company adjusted this asset to its fair value estimated to be $100,000. The Company recorded a $393,000 impairment charge for the asset and included the impairment charge in research and development expenses during the second quarter of 2008.
(12) Legal Proceedings
On September 17, 2008, a purported shareholder class action lawsuit was filed by a single plaintiff against the Company and each of its directors in the Court of Chancery of The State of Delaware. The action is captioned Jeffrey Benison IRA v. Critical Therapeutics, Inc., Trevor Phillips, Richard W. Dugan, Christopher Mirabelli and Jean George (Case No. 4039, Court of Chancery, State of Delaware). The plaintiff, which claims to be a stockholder of the Company, brought the lawsuit on its own behalf, and is seeking certification of the lawsuit as a class action on behalf of all stockholders of the Company, except the defendants and their affiliates. The complaint alleges, among other things, that the defendants breached fiduciary duties of loyalty and good faith, including a fiduciary duty of candor, by failing to provide the Company’s stockholders with a proxy statement/prospectus adequate to enable them to cast an informed vote on the proposed Merger, and by possibly failing to maximize stockholder value by entering into an agreement that effectively discourages competing offers. The complaint seeks, among other things, an order (i) enjoining the defendants from proceeding with or implementing the proposed Merger on the terms and under the circumstances as they presently exist, (ii) invalidating the provisions of the proposed Merger that purportedly improperly limit the effective exercise of the defendants’ continuing fiduciary duties; (iii) ordering defendants to explore alternatives and to negotiate in good faith with all bona fide interested parties; (iv) in the event the proposed Merger is consummated, rescinding it and setting it aside or awarding rescissory damages; (v) awarding compensatory damages against defendants, jointly and severally; and (vi) awarding the plaintiff and the purported class their costs and fees.
On October 17, 2008, the Company and the other defendants entered into a memorandum of understanding with the plaintiff regarding the settlement of the lawsuit. In connection with the settlement, the parties agreed that the Company would make certain additional disclosures to its stockholders, which are contained in a supplement to the proxy statement/prospectus that has been mailed to the Company’s stockholders. Subject to the completion of certain confirmatory discovery by counsel to the plaintiff, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval. If the court approves the settlement, the settlement will resolve all of the claims that were or could have been brought in the action being settled, including all claims relating to the Merger, the Merger Agreement and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties contemplate that plaintiff’s counsel will petition the court for an award of attorneys’ fees and expenses to be paid by the Company, the amount of which will either be agreed to by the parties or awarded by the court. The Company is currently unable to determine the financial impact of this lawsuit and whether this matter will have a material adverse effect on its consolidated financial statements.

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
Overview
Critical Therapeutics is a biopharmaceutical company focused on the development and commercialization of products designed to treat respiratory diseases, as well as other inflammatory diseases linked to the body’s inflammatory response. Critical Therapeutics’ two marketed products are ZYFLO CR, which the U.S. Food and Drug Administration, or FDA, approved in May 2007, and ZYFLO, which the FDA approved in 1996, for the prevention and chronic treatment of asthma in adults and children 12 years of age or older. Critical Therapeutics licensed from Abbott Laboratories, or Abbott, exclusive worldwide rights to ZYFLO CR, ZYFLO and other formulations of zileuton for multiple diseases and conditions.
Critical Therapeutics began selling ZYFLO CR in the United States in September 2007 and began selling ZYFLO in the United States in October 2005. In February 2008, Critical Therapeutics stopped the manufacture and supply of ZYFLO to the market. In March 2008, Critical Therapeutics began to experience supply chain issues with batches of ZYFLO CR that could not be released into the commercial supply chain because they did not meet its product release specifications. Critical Therapeutics resumed distribution of ZYFLO in September 2008 to help manage any potential impact to patients of supply chain issues for ZYFLO CR.
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
Critical Therapeutics has a collaboration agreement with MedImmune for the development of monoclonal antibodies directed toward a cytokine called high mobility group box protein 1, or HMGB1, which Critical Therapeutics believes may be an important target for the development of products to treat diseases mediated by the body’s inflammatory response. In addition, Critical Therapeutics has a collaboration agreement with Beckman Coulter, Inc., or Beckman Coulter, for the development of a diagnostic directed toward measuring HMGB1 in the bloodstream.
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
On May 16, 2008, Critical Therapeutics received notification that its stockholders’ equity of $7,126,000, as reported in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 that it filed with the SEC did not comply with the minimum stockholders’ equity requirement of $10,000,000 for continued listing on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(3).
On June 13, 2008, NASDAQ approved the transfer of the listing of Critical Therapeutics’ common stock from The NASDAQ Global Market to The NASDAQ Capital Market effective at the opening of business on June 17, 2008. A condition to approval of the transfer of the listing was Critical Therapeutics’ satisfaction of The NASDAQ Capital Market’s continued listing requirements, other than the $1.00 per share minimum bid price requirement. Separately, if the proposed merger with Cornerstone is not completed and, in January 2009, Critical Therapeutics meets all of The NASDAQ Capital Market’s initial listing requirements, other than the minimum bid price requirement, Critical Therapeutics will have the remainder of an additional 180 calendar day grace period while listed on The NASDAQ Capital Market to regain compliance with NASDAQ’s minimum bid price requirement. There can be no assurance that in such a scenario Critical Therapeutics would comply with The NASDAQ Capital Market’s initial listing requirements, including The NASDAQ Capital Market’s minimum stockholders’ equity requirement.
On August 13, 2008, Critical Therapeutics received notification that, based on its stockholders’ equity of $1.2 million, as reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and a market value of its common stock as of August 12, 2008 of $13.0 million, Critical Therapeutics does not comply with NASDAQ Marketplace Rule 4310(c)(3), which requires it to have, for continued listing on The NASDAQ Capital Market, a minimum of $2.5 million in stockholders’ equity or market value of listed securities of $35.0 million or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. As a result, the Listing Qualifications Staff is reviewing Critical Therapeutics’ eligibility for continued listing on The NASDAQ Capital Market. To facilitate the review, Critical Therapeutics has provided to the Listing Qualifications Staff a definitive plan, based on completing the proposed merger with Cornerstone, to achieve and sustain compliance with all NASDAQ Capital Market listing requirements. If after the conclusion of its review process the Listing Qualifications Staff determines that Critical Therapeutics’ plan does not adequately address the deficiencies noted, the Staff will provide written notice to Critical Therapeutics that its common stock will be delisted from The NASDAQ Capital Market. In such event, Critical Therapeutics may appeal the Staff’s decision to a NASDAQ Listing Qualifications Panel.
On October 3, 2008, Critical Therapeutics announced that the SEC had declared effective its Registration Statement on Form S-4 in connection with the Merger. Critical Therapeutics’ stockholders of record on September 29, 2008 will vote on the issuance of Critical Therapeutics’ shares pursuant to the merger agreement and the other proposals set forth in the proxy statement/prospectus included in the Registration Statement at a special meeting of stockholders to be held on Friday, October 31, 2008.
Financial Operations Overview
On March 13, 2007, Critical Therapeutics entered into an agreement with Dey, L.P., a wholly owned subsidiary of Mylan, Inc., or DEY, under which Critical Therapeutics and DEY agreed to jointly promote ZYFLO and ZYFLO CR. Under the co-promotion agreement, DEY paid Critical Therapeutics a non-refundable upfront payment of $3.0 million upon signing the co-promotion agreement, a milestone payment of $4.0 million following approval by the FDA of the new drug application, or NDA, for ZYFLO CR and a milestone payment of $5.0 million following Critical Therapeutics’ commercial launch of ZYFLO CR. Under the co-promotion agreement, Critical Therapeutics records all quarterly net sales of ZYFLO CR and ZYFLO, after third-party royalties, up to $1.95 million and pays DEY a commission on quarterly net sales of ZYFLO CR and ZYFLO, after third-party royalties, in excess of $1.95 million. After September 27, 2010, DEY may terminate the co-promotion agreement with six-months’ prior written notice. In addition, DEY has the right to terminate the co-promotion agreement with two-months’ prior written notice if ZYFLO CR cumulative net sales, as defined in the co-promotion agreement, for any four consecutive calendar quarters after commercial launch of ZYFLO CR are less than $25 million. The ZYFLO CR cumulative net sales, as defined in the co-promotion agreement, for the four consecutive calendar quarters ending September 30, 2008 were $12.9 million.
At September 30, 2008, Critical Therapeutics had $7.1 million in inventory. Critical Therapeutics expects that its inventory levels will increase as a result of its API purchase commitments in the fourth quarter. Significant differences between Critical Therapeutics’ current estimates and judgments and future estimated demand for its products and the useful life of inventory may result in significant charges for excess inventory or purchase commitments in the future. These differences could have a material adverse effect on its financial condition and results of operations during the period in which Critical Therapeutics recognizes charges for excess inventory. For example, in the quarter ended June 30, 2008, Critical Therapeutics recorded an inventory reserve with respect to an aggregate of eight batches of ZYFLO CR that were not released into Critical Therapeutics’ commercial supply chain, consisting of one batch of ZYFLO CR that did not meet Critical Therapeutics’ product release specifications and an additional seven batches of ZYFLO CR that were on quality assurance hold and that did not complete manufacturing within the NDA-specified manufacturing timelines. In addition, in the quarters ended December 31, 2007 and March 31, 2008, Critical Therapeutics recorded inventory reserves with respect to an aggregate of eight batches of ZYFLO CR that could not be released into Critical Therapeutics’ commercial supply chain because they did not meet Critical Therapeutics’ product release specifications. These charges were included in cost of products sold in the statements of operations for these periods. In conjunction with Critical Therapeutics’ three third-party manufacturers for zileuton active pharmaceutical ingredient, or API, tablet cores and coating and release, Critical Therapeutics has initiated an investigation to determine the cause of this issue, but the investigation is ongoing and is not yet complete. Critical Therapeutics has incurred and expects to continue to incur significant costs in connection with its investigation. To date, the investigation has not identified a clear source of the issue. In August and September 2008, Critical Therapeutics released and made available for shipment to wholesale distributors an aggregate of six batches of finished ZYFLO CR tablets that met its product release specifications. Critical Therapeutics is currently unable to accurately assess the timing and quantity of future batches of ZYFLO CR, if any, that may be released for commercial supply. If not corrected, the ongoing supply chain difficulties could prevent Critical Therapeutics from supplying any further product to its wholesale distributors. Based on its current level of sales and the release of the six batches of ZYFLO CR in August and September 2008, Critical Therapeutics estimates that wholesale distributors and retail pharmacies will have a sufficient inventory of ZYFLO CR to continue to provide product to patients through the fourth quarter of 2008.
Currently, Critical Therapeutics purchases its API for commercial requirements for ZYFLO CR and ZYFLO from a single source. In addition, Critical Therapeutics currently contracts with single third parties for the manufacture of uncoated ZYFLO CR tablets, for the entire manufacturing of ZYFLO tablets and the coating and packaging of ZYFLO CR tablets. The disruption or termination of the supply of API, a significant increase in the cost of the API from this single source or the disruption or termination of the manufacturing of Critical Therapeutics’ commercial products could have a material adverse effect on its business, financial position and results of operations.
As it moves forward with its proposed merger with Cornerstone, Critical Therapeutics is continuing to focus on conserving cash resources and has begun to take steps to reduce spending on development programs and personnel. On May 8, 2008, as part of this effort, Critical Therapeutics announced that it had eliminated six positions, or approximately 8% of its workforce. The headcount reductions primarily affected Critical Therapeutics’ research and development group. In addition, on June 12, 2008, Critical Therapeutics announced that it eliminated an additional 15 positions, or approximately 23% of its remaining workforce during the month of June. The June 2008 headcount reductions primarily affected employees performing sales and development functions. Critical Therapeutics may consider further reductions in headcount in additional areas of its business in the future in order to conserve cash and reduce expenses. The nature, extent and timing of future reductions will be made based on Critical Therapeutics’ business needs and financial resources.
In connection with the implementation of the May 8, 2008 and June 12, 2008 reductions in its workforce, Critical Therapeutics recorded a charge of approximately $1.2 million of severance benefits in the second quarter of 2008.
On June 25, 2007, Critical Therapeutics entered into a definitive agreement with DEY to jointly promote PERFOROMISTtm (formoterol fumarate) Inhalation Solution, or PERFOROMIST, DEY’s product for the treatment of chronic obstructive pulmonary disease, or COPD. Under the agreement, DEY granted Critical Therapeutics a right and license or sublicense to promote and detail PERFOROMIST in the United States, together with DEY. In October 2007, Critical Therapeutics announced that it had commercially launched PERFOROMIST with DEY. Under the agreement, DEY pays Critical Therapeutics a commission on retail sales of PERFOROMIST above a specified baseline. On July 2, 2008, Critical Therapeutics provided notice to DEY that Critical Therapeutics had exercised its contractual right to terminate the co-promotion agreement for PERFOROMIST. The termination was effective September 30, 2008.
In July 2003, Critical Therapeutics entered into an exclusive license and collaboration agreement with MedImmune for the discovery and development of novel drugs for the treatment of acute and chronic inflammatory diseases associated with HMGB1. Under this collaboration, MedImmune paid Critical Therapeutics initial fees of $10.0 million in late 2003 and $2.5 million in early 2004. In addition, MedImmune agreed to pay Critical Therapeutics $125,000 in 2007, $1.0 million in 2006, $2.75 million in 2005 and $1.5 million in 2004 for milestone payments and to fund certain research expenses incurred by Critical Therapeutics for the HMGB1 program. The total $17.9 million in initial fees and research funding was recognized over the term of the research portion of the license and collaboration agreement using the proportional performance method. All of Critical Therapeutics’ research activities under the research plan with MedImmune were completed in 2007.
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
Going Concern Assumption
Since its inception, Critical Therapeutics has incurred significant losses each year. Critical Therapeutics had net losses of $37.0 million in the year ended December 31, 2007 and $48.8 million in the year ended December 31, 2006. Critical Therapeutics had net losses of $19.4 million in the nine months ended September 30, 2008 and $25.4 million in the nine months ended September 30, 2007. As of September 30, 2008, Critical Therapeutics had an accumulated deficit of approximately $211 million. Critical Therapeutics expects to incur significant losses for the foreseeable future and may never achieve profitability. Although the size and timing of its future operating losses are subject to significant uncertainty, Critical Therapeutics expects its operating losses to continue over the next several years as it funds its development programs, markets and sells ZYFLO CR and ZYFLO and prepares for the potential commercial launch of its product candidates. Based on its current operating plan, Critical Therapeutics believes that its available cash and cash equivalents and anticipated cash received from product sales will not be sufficient to fund anticipated levels of operations for the next twelve months. Based on its current liquidity plans, Critical Therapeutics would be required to raise capital in the first quarter of 2009 to continue operations. Since its inception, Critical Therapeutics has raised proceeds to fund its operations through public offerings of common stock, private placements of equity securities, revenues from sales of ZYFLO and ZYFLO CR, payments from DEY under its zileuton co-promotion agreement, debt financings, the receipt of interest income, payments from its collaborators, MedImmune and Beckman Coulter, and license fees from SetPoint.
Revenues
From its inception on July 14, 2000 through the third quarter of 2005, Critical Therapeutics derived all of its revenues from license fees, research and development payments and milestone payments that it has received from its collaboration and license agreements with MedImmune and Beckman Coulter. In the fourth quarter of 2005, Critical Therapeutics began selling, and recognizing revenue from, ZYFLO. In September 2007, Critical Therapeutics began selling, and recognizing revenue from, ZYFLO CR. In 2007, Critical Therapeutics also recorded license revenue from its license agreement with SetPoint. In February 2008, Critical Therapeutics stopped the manufacture and supply of ZYFLO to the market. Critical Therapeutics resumed distribution of ZYFLO in September 2008.
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

Critical Therapeutics expects that research and development expenses relating to its portfolio will fluctuate depending primarily on the timing and outcomes of clinical trials, related manufacturing initiatives and milestone payments to third parties and the results of its decisions based on these outcomes. Critical Therapeutics also expects manufacturing expenses for some programs included in research and development expenses to increase if it scales up production of zileuton injection for later stages of clinical development. Critical Therapeutics initiated a Phase IV clinical trial in July 2007 related to ZYFLO CR to examine its potential clinical benefits in the current patient treatment setting. In March 2008, Critical Therapeutics discontinued the trial because patient enrollment was significantly slower than it had anticipated. In the first quarter of 2008, Critical Therapeutics accrued $1.1 million related to costs to terminate the clinical trial. These costs are included in research and development expenses for the three months ended March 31, 2008. At September 30, 2008, $212,000 remains in accrued expenses related to these termination costs.
As a result of the FDA’s approval of the NDA for ZYFLO CR in May 2007, Critical Therapeutics made milestone payments totaling $3.1 million and accrued at present value an additional $3.5 million related to milestone obligations due on the first and second anniversaries of the FDA’s approval. Critical Therapeutics included these milestone payments and accruals in research and development expenses in its results for the second quarter of 2007 and included the accretion of the discount related to the present value of the milestone obligations in interest expense. At September 30, 2008, $1.8 million related to milestone obligations due on the second anniversary of the FDA’s approval was included in Critical Therapeutics’ balance sheet as accrued license fees.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries and other related costs for personnel in sales, marketing, managed care and sales operations functions, as well as other costs related to ZYFLO CR and ZYFLO. Critical Therapeutics also incurred marketing and other costs related to its launch of ZYFLO CR in September 2007. Other costs included in sales and marketing expenses include sales and marketing costs related to Critical Therapeutics’ co-promotion and marketing agreement, cost of product samples of ZYFLO CR and ZYFLO, promotional materials, market research and sales meetings. Critical Therapeutics expects to continue to incur sales and marketing costs associated with enhancing Critical Therapeutics’ sales and marketing functions and maintaining Critical Therapeutics’ sales force to support ZYFLO CR. In addition, under its co-promotion agreement with DEY, Critical Therapeutics has deferred the $12.0 million in aggregate upfront and milestone payments that it received in 2007. Critical Therapeutics is amortizing these payments over the term of the agreement. The amortization of the upfront and milestone payments will offset some or all of the co-promotion fees paid to DEY for promoting ZYFLO CR and ZYFLO in future periods under the agreement. Critical Therapeutics records all ZYFLO CR and ZYFLO sales generated by the combined sales force, and records any co-promotion fees paid to DEY and the amortization of the upfront and milestone payments in sales and marketing expenses.
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
Critical Therapeutics’ significant accounting policies are more fully described in the notes to its consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2007, as amended. Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” Critical Therapeutics has discussed its accounting policies with the audit committee of its board of directors, and believes that its estimates relating to revenue recognition, product returns, inventory, accrued and prepaid expenses, short-term investments, stock-based compensation and income taxes described below fit the definition of “critical accounting estimates.”

Revenue Recognition
Revenue from Product Sales. Critical Therapeutics sells ZYFLO CR and ZYFLO primarily to pharmaceutical wholesalers, distributors and pharmacies, which have the right to return purchased product. Critical Therapeutics commercially launched ZYFLO in October 2005 and ZYFLO CR in September 2007. Critical Therapeutics recognizes revenue from product sales in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, which requires the amount of future returns to be reasonably estimated. Critical Therapeutics recognizes product sales net of estimated allowances for product returns, estimated rebates in connection with contracts relating to managed care, Medicaid, Medicare, and estimated chargebacks from distributors and prompt payment and other discounts. Calculating these gross-to-net sales adjustments involves estimates and judgments based primarily on sales or invoice data and historical experience.
Prior to the first quarter of 2007, Critical Therapeutics deferred the recognition of revenue on ZYFLO product shipments to wholesale distributors until units were dispensed through patient prescriptions as it was unable to reasonably estimate the amount of future product returns. Units dispensed are not generally subject to return. In the first quarter of 2007, based on its product return experience since it launched ZYFLO in October 2005, Critical Therapeutics began recording revenue upon shipment to third parties, including wholesalers, distributors and pharmacies, and providing a reserve for potential returns from these third parties, as sufficient history existed to make such estimates. In connection with this change in estimate, Critical Therapeutics recorded an increase in net product sales in 2007 related to the recognition of revenue from product sales that had been previously deferred, net of an estimate for remaining product returns. This change in estimate totaled approximately $953,000 and was reported in Critical Therapeutics’ results for the first quarter of 2007. Critical Therapeutics anticipates that the rate of return for ZYFLO CR will be comparable to the historical rate of return for ZYFLO. As a result, Critical Therapeutics recognizes revenue for sales of ZYFLO CR upon shipment to third parties and records a reserve for potential returns from these third parties based on its product returns experience with ZYFLO and other factors. As of September 30, 2008, the distribution channel for ZYFLO CR, net of the return reserve, was approximately 13-16 weeks of commercial inventory based upon a range of expected patient prescriptions.
Product Returns. Consistent with industry practice, Critical Therapeutics offers customers the ability to return products during the six months prior to, and the 12 months after, the product expires. At the time of its commercial launch in October 2005, Critical Therapeutics began shipping ZYFLO with an expiration date of 12 months. Since its launch of ZYFLO, Critical Therapeutics has extended ZYFLO’s expiration date from 12 months to 24 months. In September 2007, Critical Therapeutics launched ZYFLO CR, which currently has an expiration date of 18 months. Critical Therapeutics anticipates that the rate of return for ZYFLO CR will be comparable to the historical rate of return for ZYFLO as the products are substantially similar.
Critical Therapeutics may adjust its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include Critical Therapeutics’ estimate of inventory levels of its products in the distribution channel, the shelf-life of the product shipped, competitive issues, such as new product entrants, and other known changes in sales trends. Critical Therapeutics evaluates this reserve on a quarterly basis, assessing each of the factors described above, and adjusts the reserve accordingly. As a result of this ongoing evaluation, Critical Therapeutics’ product return reserve for ZYFLO CR and ZYFLO was $370,000 as of September 30, 2008.
Prompt Payment Discounts. Critical Therapeutics offers wholesale distributors a 2% prompt payment discount as an incentive to remit payment within the first 30 days after the date of its invoice. Because its wholesale distributors typically take the prompt payment discount, Critical Therapeutics accrues 100% of the prompt payment discounts, based on the gross amount of each invoice, at the time of its original sale to them, and Critical Therapeutics applies earned discounts at the time of payment. Critical Therapeutics adjusts the accrual quarterly to reflect actual experience. Historically, these adjustments have not been material. Critical Therapeutics does not anticipate that future changes to its estimates will have a material impact on its net revenue.
Medicaid Rebates. Critical Therapeutics participates in state Medicaid programs. Critical Therapeutics records an accrual for rebates to be provided through the Medicaid Drug Rebate Program as a reduction of sales when the product is sold. Critical Therapeutics rebates individual states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is derived from its Average Manufacturer Price. By statute, states are required to report quarterly drug utilization data to labelers participating in the Medicare or Medicaid rebate program after each reporting period. Critical Therapeutics determines its estimate of the Medicaid rebates accrual primarily based on historical experience regarding Medicaid rebates, legal interpretations of the applicable laws related to the Medicaid program and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates. Critical Therapeutics adjusts the accrual rate quarterly to reflect actual experience. Critical Therapeutics does not anticipate that future changes to its estimates will have a material impact on its net revenue.

Chargebacks. Although Critical Therapeutics sells ZYFLO and ZYFLO CR primarily to wholesale distributors, as a result of participating in the Medicaid Drug Rebate Program, certain governmental entities, such as the Department of Veterans Affairs or Department of Defense, can purchase product from its wholesalers at a specified discounted price. Critical Therapeutics provides a credit to the wholesale distributor, or a chargeback, representing the difference between the wholesale distributor’s acquisition list price and the discounted price. As a result, at the time Critical Therapeutics ships the product and records the related sale, Critical Therapeutics must estimate the likelihood that its products sold to wholesale distributors might ultimately be sold to federal government entities. Critical Therapeutics determines its estimates based on the historical chargeback data Critical Therapeutics receives from wholesalers, which detail historical buying patterns and the applicable chargeback rates. Critical Therapeutics adjusts the accrual rate quarterly to reflect actual experience. Critical Therapeutics does not anticipate that future changes to its estimates will have a material impact on its net revenue.
The following table provides a summary of activity with respect to Critical Therapeutics’ sales allowances.

		Prompt
	Sales	Payment	Medicaid
	Returns	Discounts	Discounts	Chargebacks
Balance at December 31, 2007	873	25	95	13
Current provision	379	270	141	95
Changes in prior year estimate	(440)	—	(18)	5
Payments and credits	(442)	(222)	(169)	(99)

Balance at September 30, 2008	$370	$73	$49	$14

Revenue under Collaboration and License Agreements. Under its collaboration agreements with MedImmune and Beckman Coulter, Critical Therapeutics is entitled to receive non-refundable license fees, milestone payments and other research and development payments. Payments received are initially deferred from revenue and subsequently recognized in Critical Therapeutics’ statements of operations when earned. Critical Therapeutics must make significant estimates in determining the performance period and periodically review these estimates, based on joint management committees and other information shared by its collaborators. Critical Therapeutics recognizes these revenues under its collaboration agreements over the estimated performance period as set forth in the contracts based on proportional performance adjusted from time to time for any delays or acceleration in the development of the product. Critical Therapeutics assesses proportional performance based on the progress of its research and development efforts, including employees’ salaries and benefits, laboratory supplies and third-party research consulting fees, during the term of its agreements. Critical Therapeutics considers these to be the most reliable measure of progress. Because MedImmune and Beckman Coulter can each cancel its agreement with it, Critical Therapeutics does not recognize revenues in excess of cumulative cash collections. It is difficult to estimate the impact of the adjustments on the results of Critical Therapeutics’ operations because, in each case, the adjustment is limited to the cash received. In estimating the progress of its research and development activities for the research portion of the MedImmune agreement, Critical Therapeutics utilized assumptions regarding the major drivers of the program, including the proposed duration of the research term, the estimated time to complete the research phase of the program and the expected costs of personnel, laboratory supplies and third-party consulting required to complete its obligations under the research plan. As a result of a change in estimate of the term during which services would be provided from 41 to 47 months covered by its research plan with MedImmune, Critical Therapeutics decreased revenue recognized of approximately $237,000 in 2005. In addition, in 2006, Critical Therapeutics revised its estimate of remaining total research and development costs to be incurred under the collaboration agreement with MedImmune as a result of lower than expected research and development costs incurred due to more rapid advancement of the program. This change in estimate resulted in an increase in revenue recognized of approximately $2.0 million in 2006. All of Critical Therapeutics’ research activities under the research plan with MedImmune were completed in 2007. Critical Therapeutics had no changes in estimates related to its agreement with Beckman Coulter.
Under its agreement with MedImmune, Critical Therapeutics may receive, subject to the terms and conditions of the agreement, other payments upon the achievement of development and commercialization milestones by MedImmune up to a maximum of $124 million, after taking into account payments that Critical Therapeutics is obligated to make to The Feinstein Institute. Critical Therapeutics has not recorded and will not record these future development and commercialization milestones until they are achieved.
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
Inventory

Inventory is stated at the lower of cost or market value with cost determined under the first-in, first-out, or FIFO, method. Critical Therapeutics’ estimate of the net realizable value of its inventories is subject to judgment and estimation. The actual net realizable value of Critical Therapeutics’ inventories could vary significantly from its estimates and could have a material effect on Critical Therapeutics’ financial condition and results of operations in any reporting period. Critical Therapeutics determines the estimated useful life of its inventory based upon stability data of the underlying product stored at different temperatures or in different environments. As of September 30, 2008, inventory consists of API, which is raw material in powder form, work-in-process and finished tablets to be used for commercial sale. On a quarterly basis, Critical Therapeutics analyzes its inventory levels and writes down inventory that has become obsolete, inventory that has a cost basis in excess of Critical Therapeutics’ expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues. At September 30, 2008, Critical Therapeutics had an inventory reserve of $2.6 million. The inventory reserve includes $571,000 recorded in the fourth quarter of 2007, $622,000 in the first quarter of 2008 and $160,000 in the second quarter of 2008 relating to nine batches that did not meet Critical Therapeutics’ product release specifications for ZYFLO CR and $1.1 million in the second quarter of 2008 and $133,000 in the third quarter of 2008 relating to seven additional batches of the tablet cores of ZYFLO CR that were on quality assurance hold and that could not complete manufacturing within the NDA-specified manufacturing timelines. As of September 30, 2008, Critical Therapeutics had $7.1 million in inventory, net of the inventory reserve. Critical Therapeutics expects its inventory levels to increase as a result of its API purchase commitments in the fourth quarter of 2008.
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
In connection with rebates, Critical Therapeutics’ estimates are based on its estimated mix of sales to various third-party payors, which are either contractually or statutorily entitled to certain discounts off Critical Therapeutics’ listed price for ZYFLO and ZYFLO CR. In the event that Critical Therapeutics’ sales mix to certain third-party payors is different from its estimates, Critical Therapeutics may be required to pay higher or lower total rebates than it has estimated. In connection with service fees, Critical Therapeutics’ estimates are most affected by its understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of Critical Therapeutics’ service providers invoice it monthly in arrears for services performed; however, certain service providers invoice it based upon milestones in its agreements with them. In the event that it does not identify certain costs that it has begun to incur, or, under or over-estimates the level of services performed or the costs of such services, Critical Therapeutics’ reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often subject to judgment. Critical Therapeutics makes these judgments based upon the facts and circumstances known to it in accordance with generally accepted accounting principles.
Investments
Investments have consisted primarily of U.S. government treasury and agency notes, corporate debt obligations, municipal debt obligations, auction rate securities and money market funds, each of investment-grade quality, which have an original maturity date greater than 90 days. These investments are recorded at fair value and accounted for as available-for-sale securities. Critical Therapeutics records any unrealized gain (loss) during the year as an adjustment to stockholders’ equity unless it determines that the unrealized gain (loss) is not temporary. Critical Therapeutics adjusts the original cost of debt securities for amortization of premiums and accretion of discounts to maturity.
It is Critical Therapeutics’ intent to hold its investments until such time as it intends to use them to meet the ongoing liquidity needs of its operations. However, if the circumstances regarding an investment, such as a change in an investment’s external credit rating, or its liquidity needs were to change, Critical Therapeutics would consider a sale of the related security prior to the maturity of the underlying investment to minimize any losses. At September 30, 2008, Critical Therapeutics held $277,000 in an auction rate security and $7.0 million in cash and cash equivalents, including money market funds and U.S. Treasury securities. During the first nine months of 2008, Critical Therapeutics was informed that there was insufficient demand at auction for the auction rate security. As a result, this amount is currently not liquid and may not become liquid unless the issuer is able to refinance it. Critical Therapeutics has classified its investment in an auction rate security as a long-term investment and has included the amount in other assets on its balance sheet.
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
Results of Operations
Three Months Ended September 30, 2008 and 2007
Revenues
Revenue from Product Sales. Critical Therapeutics recognized revenue from product sales of ZYFLO CR and ZYFLO of $6.0 million in the three months ended September 30, 2008, compared to $3.1 million from product sales of ZYFLO and ZYFLO CR in the three months ended September 30, 2007, an increase of $2.9 million, or 92%. The increase in product revenue is primarily attributable to a 15% increase in prescription volume over the corresponding period in 2007 and a 5% increase in the wholesale acquisition price of products sold over the corresponding period in 2007 as well as the result of an increase in the amount of ZYFLO CR purchased by wholesalers to replenish their available supplies following the shortage of commercial product that occurred in the second quarter of 2008 due to the previously disclosed supply chain issues with ZYFLO CR.
Revenue under Collaboration and License Agreements. Critical Therapeutics did not recognize any collaboration revenue in the three months ended September 30, 2008, compared to $93,000 it recognized in collaboration revenue in the three months ended September 30, 2007. License revenue for the three months ended September 30, 2007 was primarily due to $61,000 in license revenue related to Critical Therapeutics’ license agreement with SetPoint. At September 30, 2008, Critical Therapeutics had no deferred collaboration revenue and had completed the research term of its agreement with MedImmune. Critical Therapeutics’ revenue recognized from existing collaborations for the remainder of 2008 is likely to decline substantially compared to corresponding periods in 2007 because Critical Therapeutics has now recognized all of the revenue that it previously deferred. Going forward, Critical Therapeutics’ revenue from collaboration agreements will fluctuate each quarter and will be highly dependent upon the achievement of milestones under its existing agreements, or will be dependent upon entering into new collaboration agreements.
Costs and Expenses
Cost of Products Sold. Cost of products sold in the three months ended September 30, 2008 was $2.3 million, compared to $1.2 million in the three months ended September 30, 2007, an increase of $1.1 million, or 87%. Gross margin was 61% for the three months ended September 30, 2008 and 61% for the three months ended September 30, 2007. Cost of products sold in the three months ended September 30, 2008 consisted primarily of the expenses associated with manufacturing and distributing ZYFLO CR and ZYFLO, royalties to Abbott and Jagotec AG, a subsidiary of SkyePharma, PLC, or Jagotec, related to ZYFLO and ZYFLO CR and reserves established for excess of obsolete inventory. Cost of products sold in the three months ended September 30, 2007 consisted primarily of the expenses associated with manufacturing and distributing ZYFLO and ZYFLO CR, royalty payments to Abbott and Jagotec under the license agreement for ZYFLO CR and ZYFLO and reserves established for excess or obsolete inventory.
Critical Therapeutics recorded inventory reserves of $133,000 the three months ended September 30, 2008 and $219,000 for the three months ended September 30, 2007.
As a result of the commercial launch of ZYFLO CR in September 2007, Critical Therapeutics’ gross margins, excluding write-offs, will likely decrease further as a result of an increase in cost of products sold related to ZYFLO CR due to the more complex manufacturing process and supply chain for ZYFLO CR and additional royalty obligations to Abbott and to Jagotec for utilization of its controlled-release technology. This likely decrease could be offset, in part, by an increase in Critical Therapeutics’ wholesale acquisition price of ZYFLO CR and ZYFLO and Critical Therapeutics’ ability to spread some of its fixed costs associated with managing its supply chain over a larger revenue base in 2008.
Research and Development Expenses. Research and development expenses in the three months ended September 30, 2008 were $497,000, compared to $3.9 million in the three months ended September 30, 2007, a decrease of approximately $3.4 million, or 87%. This decrease was primarily due to lower expenses associated with Critical Therapeutics’ Phase IV clinical trial for ZYFLO CR, its Phase II zileuton injection clinical trial and its alpha-7 preclinical program.
The following table summarizes the primary components of Critical Therapeutics’ research and development expenses for the three months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Zileuton (ZYFLO and ZYFLO CR)	$(82)	$1,993
Zileuton injection	165	344
CTI-01	—	6
Alpha-7	96	812
HMGB1	15	85
General research and development expenses	144	475
Stock-based compensation expense	159	224

Total research and development expenses	$497	$3,939

The following summarizes the expenses associated with Critical Therapeutics’ primary research and development programs:
•	Zileuton (ZYFLO and ZYFLO CR). During the three months ended September 30, 2008, Critical Therapeutics did not incur any costs related to its orally dosed zileuton programs, compared to $2.0 million during the three months ended September 30, 2007. This decrease was primarily due to the following:
•	$480,000 reduction in salaries and other personnel related costs as a result of Critical Therapeutics’ May and June 2008 restructurings and a reduction in associated facilities and overhead costs;

•	$1.4 million decrease in clinical and manufacturing costs related to Critical Therapeutics’ Phase IV clinical trial for ZYFLO CR; and

•	$241,000 decrease in clinical, preclinical and manufacturing costs related to Critical Therapeutics’ R(+) isomer program for zileuton.
•	Zileuton Injection. During the three months ended September 30, 2008, Critical Therapeutics incurred $165,000 in expenses related to its zileuton injection program, compared to $344,000 during the three months ended September 30, 2007, a decrease of $179,000, or 52%. This decrease was primarily due to costs related to Critical Therapeutics’ Phase II clinical trial for zileuton injection, which began in October 2007. As Critical Therapeutics has completed the analysis of the data and reported the results of the Phase II clinical trial, it does not expect to incur additional costs associated with the development of zileuton injection during the remainder of 2008. Critical Therapeutics currently expects to seek a collaborator to develop and commercialize its zileuton injection product candidate.

•	Alpha-7. During the three months ended September 30, 2008, Critical Therapeutics incurred $96,000 in expenses related to its alpha-7 program, compared to $812,000 during the three months ended September 30, 2007, a decrease of $716,000, or 88%. This decrease was primarily due to a reduction in the number of employees working on the program and a reduction in associated facilities and overhead costs. Critical Therapeutics anticipates that the research and development expenses for its alpha-7 program will not grow substantially for the remainder of 2008, as it expects increased costs related to preclinical studies conducted by third parties to advance the lead molecule to be offset by a reduced number of employees working on this program. Critical Therapeutics anticipates that significant additional expenditures will be required to advance any product candidate through preclinical and clinical development. Critical Therapeutics currently expects to seek a collaborator for its alpha-7 program to develop and commercialize possible product candidates. However, because this project is at a very early stage of development, the actual costs and timing of research, preclinical development, clinical trials and associated activities are highly uncertain, subject to risk, and will change depending upon the product candidate Critical Therapeutics chooses to develop, the clinical indications developed, the development strategy adopted, and the terms of a collaboration, if it is able to enter into one. As a result, Critical Therapeutics is unable to estimate the costs or the timing of advancing a small molecule from its alpha-7 program through clinical development.

•	HMGB1. During the three months ended September 30, 2008, Critical Therapeutics incurred $15,000 in expenses related to its HMGB1 program, compared to $85,000 in expenses during the three months ended September 30, 2007. Since the end of the second quarter of 2007, Critical Therapeutics has not conducted, and currently does not anticipate conducting in the future, any research and development activities relating to the HMGB1 program. In addition, under the terms of the agreement with MedImmune, MedImmune is responsible for all of the research and development expenses of the HMGB1 program will be assumed by MedImmune as the program advances into later stages of preclinical development. The expenses for the HMGB1 program previously borne by Critical Therapeutics are reflected in the accompanying statements of operations as part of research and development expenses, while any funding received from MedImmune and Beckman Coulter to support Critical Therapeutics’ previous research efforts is included in revenue under collaboration agreements.
Critical Therapeutics’ general research and development expenses, which are not allocated to any specific program, were $144,000 in the three months ended September 30, 2008, compared to $475,000 in the three months ended September 30, 2007, a decrease of $331,000, or 70%. Critical Therapeutics’ general research and development expenses, which are incurred in support of all of its research and development programs, are not easily allocable to any individual program and, therefore, have been included in general research and development expenses. In addition, Critical Therapeutics’ stock-based compensation expense decreased to $159,000 in the three months ended September 30, 2008, compared to $224,000 in the three months ended September 30, 2007.
Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2008 were $1.8 million, compared to $3.6 million for the three months ended September 30, 2007, a decrease of $1.8 million, or 51%. This decrease was primarily attributable to the following:
•	$583,000 decrease related to amortization of Critical Therapeutics’ deferred sales and marketing expense;

•	$768,000 decrease related to promotional materials, advertising, other costs and expenses to be reimbursed by DEY associated with ZYFLO CR that Critical Therapeutics incurred to support its co-promotion agreement;

•	$632,000 decrease in employee travel and other employee related expenses following Critical Therapeutics’ personnel reductions in 2008;

•	$279,000 decrease in salary and other costs related to the second quarter of 2008 reductions in Critical Therapeutics’ specialty sales force and sales management; and

•	$250,000 decrease in consulting and market data costs.
These decreases were offset, in part, by an increase of approximately $779,000 in co-promotion fees owed to DEY in accordance with the co-promotion agreement.
The number of employees performing sales and marketing functions decreased to 29 employees at September 30, 2008 from 53 employees at September 30, 2007. Critical Therapeutics expects that its sales and marketing costs will decrease during the remainder of 2008 as it focuses on conserving cash resources and realizes the anticipated cost reductions of its May and June 2008 restructuring plans.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2008 were $3.4 million, compared to $2.7 million for the three months ended September 30, 2007, an increase of $750,000, or 28%. This increase was primarily attributable to an increase of $347,000 in legal fees and an increase of $527,000 in printing and other related costs to Critical Therapeutics’ proposed merger with Cornerstone. These costs were offset, in part, by a decrease of $192,000 in stock-based compensation. The number of employees performing general and administrative functions was 11 employees at September 30, 2008 and 14 employees at September 30, 2007. Critical Therapeutics expects that its general and administrative expenses will increase during the remainder of 2008 compared to corresponding periods in 2007 as it incurs additional professional fees relating to the proposed merger with Cornerstone.
Other Income. Interest income for the three months ended September 30, 2008 was $10,000, compared to $474,000 for the three months ended September 30, 2007, a decrease of $464,000, or 98%. This decrease was primarily attributable to lower average cash and investment balances and lower interest rates. Interest expense amounted to $22,000 for the three months ended September 30, 2008 and $81,000 for the three months ended September 30, 2007. Interest expense primarily relates to the accretion of the discount on Critical Therapeutics’ accrued second anniversary milestone payments owed to Abbott and Jagotec as a result of the FDA approval of the NDA for ZYFLO CR.
Nine months Ended September 30, 2008 and 2007
Revenues
Revenue from Product Sales. Critical Therapeutics recognized revenue from product sales of ZYFLO CR and ZYFLO of $13.2 million in the nine months ended September 30, 2008, compared to revenue from product sales of ZYFLO and ZYFLO CR of $8.3 million in the nine months ended September 30, 2007, an increase of $4.9 million, or 59%. The increase in product revenue is primarily attributable to a 46% increase in prescription volume over the corresponding period in 2007 and an 11% increase in the wholesale acquisition price of products sold from the corresponding period in 2007. In addition, in the nine months ended September 30, 2007, Critical Therapeutics recorded a $953,000 increase in product sales related to the recognition of revenue from product sales that had been previously deferred, net of an estimate for remaining product returns. On January 1, 2007, based on Critical Therapeutics’ product return experience since the launch of ZYFLO in October 2005, Critical Therapeutics began recording revenue upon shipment to third parties, including wholesalers, distributors and pharmacies, and providing a reserve for potential returns from these third parties, as Critical Therapeutics was now able to estimate product returns.
Revenue under Collaboration and License Agreements. Critical Therapeutics did not recognize any collaboration or license revenue in the nine months ended September 30, 2008, compared to $1.8 million recognized in collaboration and license revenue in the nine months ended September 30, 2007. Collaboration revenue for the nine months ended September 30, 2007 was primarily due to $1.1 million in license revenue related to Critical Therapeutics’ license agreement with SetPoint and the recognition of $400,000 of revenue recognized under Critical Therapeutics’ collaboration agreement with Beckman Coulter for a license fee paid to develop a diagnostic assay in connection with Critical Therapeutics’ HMGB1 program. Collaboration revenue in the nine months ended September 30, 2007 also included approximately $368,000 related to a portion of the $12.5 million of initial fees MedImmune paid to Critical Therapeutics that it recognized over the duration of the contract and the $5.3 million cumulatively billed to MedImmune for milestone payments and development support from the inception of the agreement through September 30, 2007.
At September 30, 2008, Critical Therapeutics had no deferred collaboration revenue and had completed the research term of its agreement with MedImmune.
Costs and Expenses
Cost of Products Sold. Cost of products sold was $7.0 million in the nine months ended September 30, 2008, compared to $2.7 million in the nine months ended September 30, 2007, an increase of $4.3 million, or 162%. Gross margin was 47% for the nine months ended September 30, 2008 and 68% for the nine months ended September 30, 2007. Cost of products sold in the nine months ended September 30, 2008 consisted primarily of the expenses associated with manufacturing and distributing ZYFLO CR and ZYFLO, royalties to Abbott and Jagotec related to ZYFLO and ZYFLO CR and reserves established for excess or obsolete inventory.

Cost of products sold in the nine months ended September 30, 2007 consisted primarily of the expenses associated with manufacturing and distributing ZYFLO and ZYFLO CR, royalty payments to Abbott and Jagotec under the license agreement for ZYFLO and ZYFLO CR and reserves established for excess or obsolete inventory.
Critical Therapeutics recorded inventory reserves of $2.1 million for the nine months ended September 30, 2008. The write-offs in the nine months ended September 30, 2008 resulted from five batches of ZYFLO CR that did not meet Critical Therapeutics’ product release specifications and seven additional batches of the tablet cores of ZYFLO CR that were on quality assurance hold and that did not complete manufacturing within the NDA-specified manufacturing timelines. Critical Therapeutics recorded inventory reserves of $219,000 during the nine months ended September 30, 2007.
Research and Development Expenses. Research and development expenses in the nine months ended September 30, 2008 were $7.4 million, compared to $17.0 million in the nine months ended September 30, 2007, a decrease of approximately $9.5 million, or 56%. This decrease was primarily due to lower expenses associated with Critical Therapeutics’ ZYFLO CR milestone fees paid and accrued for its Phase IV clinical trial and its alpha-7 and HMGB1 preclinical programs. These lower expenses were offset, in part, by an increase in expenses related to Critical Therapeutics’ zileuton injection Phase II clinical trial costs.
The following table summarizes the primary components of Critical Therapeutics’ research and development expenses for the nine months ended September 30, 2008 and 2007:

	Nine months Ended
	September 30,
	2008	2007
	(In thousands)
Zileuton (ZYFLO and ZYFLO CR)	$3,458	$11,867
Zileuton injection	1,605	658
CTI-01	—	(78)
Alpha-7	1,142	2,659
HMGB1	18	294
General research and development expenses	552	799
Stock-based compensation expense	649	762

Total research and development expenses	$7,424	$16,961

The following summarizes the expenses associated with Critical Therapeutics’ primary research and development programs:
•	Zileuton (ZYFLO and ZYFLO CR). During the nine months ended September 30, 2008, Critical Therapeutics incurred $3.5 million in expenses related to its orally dosed zileuton programs, including ZYFLO and ZYFLO CR, compared to $11.9 million during the nine months ended September 30, 2007, a decrease of $8.4 million, or 71%. This decrease was primarily due to the following:
•	$3.1 million in milestone fees paid to third parties as a result of the FDA’s approval of the NDA for ZYFLO CR in May 2007;

•	$3.5 million in accrued milestone payments to third parties as a result of the FDA’s approval of the NDA for ZYFLO CR in May 2007, which are due on the first and second anniversaries of the FDA’s approval;

•	$1.5 million reduction in salaries and related costs as a result of Critical Therapeutics’ 2008 restructurings and a reduction in associated facilities and overhead costs;

•	$667,000 decrease in clinical and manufacturing costs related to Critical Therapeutics’ R(+) isomer program for zileuton; and

•	$145,000 decrease in clinical and manufacturing costs related to Critical Therapeutics’ Phase IV clinical trial for ZYFLO CR, which was discontinued in March 2008.
The decreases in the costs described above were partially offset by a $393,000 asset impairment charge related to Critical Therapeutics’ second supplier program for ZYFLO CR.

•	Zileuton Injection. During the nine months ended September 30, 2008, Critical Therapeutics incurred $1.6 million in expenses related to its zileuton injection program, compared to $658,000 during the nine months ended September 30, 2007, an increase of $947,000, or 144%. This increase was primarily due to clinical trial expenses related to the Phase II clinical trial, which concluded in the first half of 2008.

•	CTI-01. During the nine months ended September 30, 2008, Critical Therapeutics did not incur any costs related to its CTI-01 program. During the nine months ended September 30, 2007, Critical Therapeutics received a net credit of $78,000 related to its CTI-01 program clinical trial costs. Effective February 2007, Critical Therapeutics terminated its license agreements with the University of Pittsburgh and Xanthus Pharmaceuticals Inc. related to the development of CTI-01. Critical Therapeutics does not plan to pursue further development of CTI-01 or to incur additional costs related to CTI-01.

•	Alpha-7. During the nine months ended September 30, 2008, Critical Therapeutics incurred $1.1 million of expenses related to its alpha-7 program, compared to $2.7 million during the nine months ended September 30, 2007, a decrease of $1.5 million, or 57%. This decrease was primarily due to a reduction in the number of employees working on the program and a reduction in associated facilities and overhead costs.

•	HMGB1. During the nine months ended September 30, 2008, Critical Therapeutics incurred $18,000 of expenses related to its HMGB1 program, compared to $294,000 during the nine months ended September 30, 2007, a decrease of $276,000, or 94%. Critical Therapeutics has not conducted, and currently does not anticipate conducting, significant research and development activities relating to its HMGB1 program in 2008.
Critical Therapeutics’ general research and development expenses, which were not allocated to any specific program, were $552,000 in the nine months ended September 30, 2008, compared to $799,000 in the nine months ended September 30, 2007, a decrease of $247,000, or 31%. Critical Therapeutics’ general research and development expenses, which were incurred in support of all of its research and development programs, are not easily allocable to any individual program and, therefore, have been included in general research and development expenses.
In addition, Critical Therapeutics’ stock-based compensation expense was $649,000 in the nine months ended September 30, 2008, compared to $762,000 in the nine months ended September 30, 2007, a decrease of $113,000, or 15%. This decrease was primarily due to a continued reduction in stock-based compensation expense related to the reduction in the number of consultants and employees performing research and development functions.
Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2008 were $7.8 million, compared to $8.2 million for the nine months ended September 30, 2007. The $357,000, or 4%, decrease was primarily attributable to the following:
•	$1.2 million decrease related to amortization of Critical Therapeutics’ deferred sales and marketing expense;

•	$858,000 decrease related to marketing expenses to be reimbursed by DEY associated with ZYFLO CR that Critical Therapeutics incurred to support its co-promotion agreement;

•	$317,000 decrease in sample costs; and

•	$270,000 decrease in consulting costs.
These decreases were partially offset by the following:
•	$1.4 million increase in co-promotion fees owed to DEY;

•	$702,000 increase related to promotional materials, advertising and other costs associated with ZYFLO CR that Critical Therapeutics incurred to support its co-promotion agreement with DEY; and

•	$207,000 increase in salary and other employee related costs.
The number of employees performing sales and marketing functions decreased to 29 employees at September 30, 2008 from 53 employees at September 30, 2007.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2008 were $9.4 million, compared to $9.2 million for the nine months ended September 30, 2007, an increase of $172,000, or 2%. This increase was primarily due to an increase of $1.1 million in legal fees and an increase of $495,000 in printing and other related costs to Critical Therapeutics’ proposed merger with Cornerstone and a $105,000 increase in salary and other employee related costs. These increases were offset, in part, by a decrease of $842,000 in consulting costs, a decrease of $603,000 in stock-based compensation expense and a decrease of $104,000 in depreciation expense. The number of employees performing general and administrative functions was 11 employees at September 30, 2008 and 14 employees at September 30, 2007.

Restructuring Charges. Restructuring charges totaled $1.2 million in the first nine months of 2008 related to actions Critical Therapeutics took in the second quarter of 2008. In May 2008, Critical Therapeutics announced that it had eliminated six positions, or approximately 8% of its workforce. The headcount reduction primarily affected the research and development group. In addition, in June 2008, Critical Therapeutics announced that it had eliminated an additional 15 positions, or approximately 23% of its remaining workforce. The June 2008 headcount reductions primarily affected employees performing sales and development functions. The restructuring charges for 2008 were comprised of $1.2 million in severance, benefit and other related payments, and $41,000 in vehicle lease termination charges, asset impairment charges and outplacement services.
Other Income. Interest income for the nine months ended September 30, 2008 was $299,000, compared to $1.6 million for the nine months ended September 30, 2007, a decrease of $1.3 million, or 82%. This decrease was primarily attributable to lower average cash and investment balances and lower interest rates. Interest expense amounted to $107,000 for the nine months ended September 30, 2008 and $150,000 for the nine months ended September 30, 2007. Interest expense primarily relates to the accretion of the discount on Critical Therapeutics’ accrued first and second anniversary milestone payments owed to Abbott and Jagotec as a result of the FDA approval of the NDA for ZYFLO CR and borrowings under Critical Therapeutics’ loan with Silicon Valley Bank for capital expenditures.
Liquidity and Capital Resources
Sources of Liquidity
Since its inception on July 14, 2000, Critical Therapeutics has raised proceeds to fund its operations through public offerings and private placements of equity securities, debt financings, the receipt of interest income, payments from its collaboration, license and co-promotion agreements, the exercise of stock options and revenues from sales of ZYFLO and ZYFLO CR. As of September 30, 2008, Critical Therapeutics had $7.3 million in cash, cash equivalents and investments. Critical Therapeutics has invested its cash and cash equivalents primarily in highly liquid, interest-bearing, investment grade securities in accordance with its established corporate investment policy.
In July 2003, Critical Therapeutics entered into an exclusive license and collaboration agreement with MedImmune for the discovery and development of novel drugs for the treatment of acute and chronic inflammatory diseases associated with HMGB1, a newly discovered cytokine. Under this collaboration, MedImmune paid Critical Therapeutics initial fees of $12.5 million and an additional $5.4 million through September 30, 2008 for milestone payments and to fund certain research expenses incurred by Critical Therapeutics for the HMGB1 program. As of September 30, 2008, Critical Therapeutics had completed the research term of its agreement with MedImmune and will not conduct any future research or development activities under this agreement.
Under its agreement with MedImmune, Critical Therapeutics may receive, subject to the terms and conditions of the agreement, other payments upon the achievement of development and commercialization milestones by MedImmune up to a maximum of $124.0 million, after taking into account payments that Critical Therapeutics is obligated to make to The Feinstein Institute. Critical Therapeutics has not recorded and will not record these future development and commercialization milestones until they are achieved.
Under its co-promotion agreement with DEY, Critical Therapeutics received a non-refundable upfront payment of $3.0 million in March 2007, a milestone payment of $4.0 million in June 2007 following approval by the FDA of the NDA for ZYFLO CR in May 2007 and a milestone payment of $5.0 million in December 2007 following the commercial launch of ZYFLO CR.
Cash Flow
Operating Activities. Net cash used in operating activities was $27.1 million for the nine months ended September 30, 2008, compared to $14.7 million for the nine months ended September 30, 2007, an increase of $12.5 million, or 85%. Net cash used in operations for the nine months ended September 30, 2008 consisted of a net loss of $19.4 million, depreciation and amortization expense, the amortization of premiums on short-term investments, the gain on the disposal of fixed assets and impairment charge on fixed assets of $692,000, stock-based compensation expense of $2.1 million and a $10.5 million decrease as a result of changes in the working capital accounts. This $10.5 million decrease was primarily due to a $1.5 million increase in inventory, a $2.4 million increase in accounts receivable, a $1.9 million decrease in accrued license fees and a $3.8 million reduction in its accounts payable and accrued expenses.
Investing Activities. Investing activities provided $677,000 of net cash in the nine months ended September 30, 2008, compared to $509,000 in the nine months ended September 30, 2007, an increase of $168,000, or 33%. During the nine months ended September 30, 2008, Critical Therapeutics made minimal capital expenditures. Net cash provided by investing activities for the nine months ended September 30, 2008 primarily related to proceeds from Critical Therapeutics’ sale of assets of $278,000 and its sale of its SetPoint junior preferred stock for $400,000. In addition, as interest rates have gradually decreased, Critical Therapeutics has maintained more of its investments as cash equivalents rather than short-term investments.
Financing Activities. In the nine months ended September 30, 2008, Critical Therapeutics used $370,000 of net cash in financing activities, compared to $537,000 in the nine months ended September 30, 2007. Net cash used in financing activities for the nine months ended September 30, 2008 primarily related to the repayment of long-term debt.

Income Taxes
Critical Therapeutics has accumulated net operating losses and tax credits available to offset future taxable income for federal and state income tax purposes. If not utilized, federal net operating loss carryforwards will begin to expire in 2021. State net operating loss carryforwards began to expire in 2006. The federal tax credits expire beginning in 2021. To date, Critical Therapeutics has not recognized the potential tax benefit of its net operating loss carryforwards or credits on its balance sheet or statements of operations. The future utilization of Critical Therapeutics’ net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code.
Funding Requirements and Going Concern
Critical Therapeutics has experienced significant operating losses in each year since its inception in 2000. Critical Therapeutics had net losses of $37.0 million in the year ended December 31, 2007 and $48.8 million in the year ended December 31, 2006. Critical Therapeutics had net losses of $19.4 million in the nine months ended September 30, 2008 and $25.4 million in the nine months ended September 30, 2007. As of September 30, 2008, Critical Therapeutics had an accumulated deficit of approximately $211 million. Critical Therapeutics expects that it will continue to incur substantial losses for the foreseeable future as it spends significant amounts to fund its development and commercialization efforts. Based on its current operating plan, Critical Therapeutics believes that its available cash and cash equivalents and anticipated cash received from product sales will not be sufficient to fund anticipated levels of operations for the next twelve months. Based on its current liquidity plans, Critical Therapeutics would be required to raise capital in the first quarter of 2009 to continue operations. As a result, there is substantial doubt about Critical Therapeutics’ ability to continue as a going concern. Critical Therapeutics’ ability to continue as a going concern will require it to obtain additional financing to fund its operations. Critical Therapeutics has prepared its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Doubt about Critical Therapeutics’ ability to continue as a going concern may make it more difficult to obtain financing for the continuation of operations and could result in the loss of confidence by investors, creditors, suppliers and employees.
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
Other than payments that Critical Therapeutics may receive from its collaboration agreements with MedImmune and Beckman Coulter, sales of ZYFLO CR and ZYFLO represent Critical Therapeutics’ only sources of cash flows and revenue. In addition to the foregoing factors, Critical Therapeutics believes that its ability to access external funds will depend upon market acceptance of ZYFLO CR, the success of its other preclinical and clinical development programs, the receptivity of the capital markets to financings by biopharmaceutical companies, its ability to enter into additional strategic collaborations with corporate and academic collaborators and the success of such collaborations.
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
For the nine months ended September 30, 2008, Critical Therapeutics’ net cash used for operating activities was $27.1 million and Critical Therapeutics had minimal capital expenditures. If Critical Therapeutics’ existing resources are insufficient to satisfy its liquidity requirements or if Critical Therapeutics acquires or licenses rights to additional product candidates, it may need to raise additional external funds through collaborative arrangements and public or private financings. Under Critical Therapeutics’ Agreement and Plan of Merger with Cornerstone, or the Merger Agreement, any financing transaction would require Cornerstone’s consent. Additional financing may not be available to Critical Therapeutics on acceptable terms or at all. In addition, the terms of the financing may adversely affect the holdings or the rights of Critical Therapeutics’ stockholders. For example, if Critical Therapeutics raises additional funds by issuing equity securities, further dilution to Critical Therapeutics’ then-existing stockholders will result. Such equity securities may have rights and preferences superior to those of the holders of Critical Therapeutics’ common stock. If Critical Therapeutics is unable to obtain funding on a timely basis, Critical Therapeutics may be required to significantly delay, limit or eliminate one or more of its development or commercialization programs, which could harm its financial condition and operating results. Critical Therapeutics also could be required to seek funds through arrangements with collaborators or others that may require Critical Therapeutics to relinquish rights to some of its technologies, product candidates or products, which Critical Therapeutics would otherwise pursue on its own.
Contractual Obligations
Critical Therapeutics has summarized in the table below its fixed contractual obligations as of September 30, 2008:

	Payments Due by Period
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)
Manufacturing and clinical trial agreements	$14,332	$7,933	$6,391	$8	$—
Research and license agreements	7,665	2,050	885	920	3,810
Marketing costs	6,601	2,851	3,750	—	—
Severance agreements	346	346	—	—	—
Lease obligations	169	169	—	—	—

Total contractual cash obligations	$29,113	$13,349	$11,026	$928	$3,810

The amounts listed for manufacturing and clinical trial agreements represent amounts due to third parties for manufacturing, clinical trials and preclinical studies. On August 20, 2007, Critical Therapeutics entered into an agreement with Jagotec, under which Jagotec agreed to manufacture and supply bulk ZYFLO CR tablet cores for commercial sale. Critical Therapeutics has agreed to purchase minimum quantities of ZYFLO CR tablet cores during each 12-month period for the first five years following marketing approval of ZYFLO CR by the FDA. Critical Therapeutics has committed to purchase a minimum of 20 million ZYFLO CR tablet cores from Jagotec in each of the four 12-month periods starting May 20, 2008. For the term of the contract, Critical Therapeutics has agreed to purchase specified amounts of its requirements for ZYFLO CR from Jagotec. The commercial manufacturing agreement has an initial term of five years beginning on May 22, 2007, and will automatically continue thereafter, unless Critical Therapeutics provides Jagotec with 24-months’ prior written notice of termination or Jagotec provides Critical Therapeutics with 36-months’ prior written notice of termination. In addition, Critical Therapeutics has the right to terminate the agreement upon 30-days’ prior written notice in the event any governmental agency takes any action, or raises any objection, that prevents it from importing, exporting or selling ZYFLO CR. Critical Therapeutics also may terminate the agreement upon six-months’ advance notice in the event that an AB-rated generic pharmaceutical product containing zileuton is introduced in the United States and it determines to permanently cease commercialization of ZYFLO CR. Likewise, Critical Therapeutics may terminate the agreement upon 12-months’ advance notice if it intends to discontinue commercializing ZYFLO CR tablets. Furthermore, each party has the right to terminate the agreement upon the occurrence of a material uncured breach by the other party. In the event either party terminates the agreement, Critical Therapeutics has agreed to purchase quantities of ZYFLO CR tablets that are subject to binding forecasts.
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
Critical Therapeutics is party to a number of agreements that require it to make milestone payments. In particular, under Critical Therapeutics’ license agreement with Abbott for zileuton, it agreed to make aggregate milestone payments of up to $13.0 million to Abbott upon the achievement of various development and commercialization milestones relating to zileuton, including the completion of the technology transfer from Abbott to Critical Therapeutics, filing and approval of a product in the United States and specified minimum net sales of licensed products. Through September 30, 2008, Critical Therapeutics has made aggregate milestone payments of $9.3 million to Abbott under its license agreements related to ZYFLO and ZYFLO CR and, as of September 30, 2008, has included $1.5 million in accrued license fees related to the achievement of the second anniversary milestone. In addition, under its license agreement with Jagotec for ZYFLO CR, Critical Therapeutics agreed to make aggregate milestone payments of up to $6.6 million upon the achievement of various development and commercialization milestones. Through September 30, 2008, Critical Therapeutics has made aggregate milestone payments of $3.4 million to Jagotec under its agreement and, as of September 30, 2008, has included $363,000 in accrued license fees related to the achievement of the second anniversary milestone. In May 2007, Critical Therapeutics received FDA approval of the NDA for ZYFLO CR. Included in the amounts listed for research and license agreements are the combined second anniversary milestone payments related to the FDA’s approval of ZYFLO CR due to Abbott and Jagotec totaling $1.9 million.
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
Critical Therapeutics evaluates the need to provide reserves for contractually committed future purchases of inventory that may be in excess of forecasted future demand. In making these assessments, Critical Therapeutics is required to make judgments as to the future demand for current or committed inventory levels and as to the expiration dates of its products. While Critical Therapeutics’ purchase commitment for API from Shasun exceeds its current forecasted demand in 2008, Critical Therapeutics expects that any excess API purchased in 2008 and 2009 under its agreement with Shasun will be used in commercial production batches in 2008, 2009 and 2010 and sold before it requires retesting. Therefore, no reserve for this purchase commitment has been recorded as of September 30, 2008.
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
Recent Accounting Pronouncements

In November 2007, the FASB, Emerging Issues Task Force, or EITF, issued EITF Issue No. 07-01, Accounting for Collaborative Arrangements, or EITF 07-01. EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (or made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. Critical Therapeutics does not expect the adoption of EITF 07-01 to have a material impact on its financial statements and results of operations.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP, or the GAAP hierarchy. SFAS 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of the FASB Concept Statements fully authoritative. The effective date for SFAS 162 is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. Critical Therapeutics does not expect the adoption of SFAS 162 to have a material impact on its financial statements and results of operations.
In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. In developing assumptions about renewal or extension, FSP FAS 142-3 requires an entity to consider its own historical experience or, if it has no experience, market participant assumptions, adjusted for the entity-specific factors in paragraph 11 of SFAS 142. FSP FAS 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Critical Therapeutics does not expect the adoption of FSP FAS 142-3 to have a material impact on its financial statements and results of operations.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, Business Combinations, some of which could have a material impact on how an entity accounts for its business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The provisions of SFAS 141(R) will only impact Critical Therapeutics if it is party to a business combination after the pronouncement has been adopted.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Critical Therapeutics is exposed to market risk related to changes in interest rates. Critical Therapeutics’ current investment policy is to maintain an investment portfolio consisting of U.S. government treasury and agency notes, corporate debt obligations, municipal debt obligations, auction rate securities and money market funds, directly or through managed funds, with maturities of two years or less. Critical Therapeutics’ cash is deposited in highly rated financial institutions in North America. Critical Therapeutics’ investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2008, Critical Therapeutics estimates that the fair value of its investment portfolio would not change by a material amount. Critical Therapeutics could be exposed to losses related to these securities should one of its counterparties default. Critical Therapeutics attempts to mitigate this risk through credit monitoring procedures. At September 30, 2008, Critical Therapeutics had an investment with a carrying value of $277,000 in an auction rate security with a AAA credit rating upon purchase and $7.0 million in cash and cash equivalents, including money market funds and U.S. Treasury securities. In February 2008, Critical Therapeutics was informed that there was insufficient demand at auction for this security. As a result, this amount is currently not liquid and may not become liquid unless the issuer is able to refinance it. Critical Therapeutics has classified its investment in the auction rate security as a long-term investment and included the investment in other assets on its balance sheet.
Item 4. Controls and Procedures
Critical Therapeutics’ management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Critical Therapeutics’ management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of Critical Therapeutics’ disclosure controls and procedures as of September 30, 2008, its chief executive officer and chief financial officer concluded that, as of such date, its disclosure controls and procedures were effective at the reasonable assurance level.
No change in Critical Therapeutics’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On September 17, 2008, a purported shareholder class action lawsuit was filed by a single plaintiff against Critical Therapeutics and each of its directors in the Court of Chancery of The State of Delaware. The action is captioned Jeffrey Benison IRA v. Critical Therapeutics, Inc., Trevor Phillips, Richard W. Dugan, Christopher Mirabelli, and Jean George (Case No. 4039, Court of Chancery, State of Delaware). The plaintiff, which claims to be a stockholder of Critical Therapeutics, brought the lawsuit on its own behalf, and is seeking certification of the lawsuit as a class action on behalf of all stockholders of Critical Therapeutics, except the defendants and their affiliates. The complaint alleges, among other things, that the defendants breached fiduciary duties of loyalty and good faith, including a fiduciary duty of candor, by failing to provide Critical Therapeutics’ stockholders with a proxy statement/prospectus adequate to enable them to cast an informed vote on the proposed merger, and by possibly failing to maximize stockholder value by entering into an agreement that effectively discourages competing offers. The complaint seeks, among other things, an order (i) enjoining the defendants from proceeding with or implementing the proposed merger on the terms and under the circumstances as they presently exist, (ii) invalidating the provisions of the proposed merger that purportedly improperly limit the effective exercise of the defendants’ continuing fiduciary duties, (iii) ordering defendants to explore alternatives and to negotiate in good faith with all bona fide interested parties, (iv) in the event the proposed merger is consummated, rescinding it and setting it aside or awarding rescissory damages, (v) awarding compensatory damages against defendants, jointly and severally, and (vi) awarding the plaintiff and the purported class their costs and fees.
On October 17, 2008, Critical Therapeutics and the other defendants entered into a memorandum of understanding with the plaintiff regarding the settlement of the lawsuit. In connection with the settlement, the parties agreed that Critical Therapeutics would make certain additional disclosures to its stockholders, which are contained in a supplement to the proxy statement/prospectus that has been mailed to Critical Therapeutics’s stockholders. Subject to the completion of certain confirmatory discovery by counsel to the plaintiff, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval. If the court approves the settlement, the settlement will resolve all of the claims that were or could have been brought in the action being settled, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties contemplate that plaintiff’s counsel will petition the court for an award of attorneys’ fees and expenses to be paid by Critical Therapeutics, the amount of which will either be agreed to by the parties or awarded by the court.
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
Risks Relating to the Proposed Merger with Cornerstone
If the proposed merger with Cornerstone is not consummated, Critical Therapeutics’ business could suffer materially and Critical Therapeutics’ stock price could decline.
On May 1, 2008, Critical Therapeutics entered into a merger agreement with Cornerstone. If the merger is completed, at the effective time of the merger, all outstanding shares of Cornerstone’s common stock will be converted into and exchanged for shares of Critical Therapeutics’ common stock and all outstanding options, whether vested or unvested, and all outstanding warrants to purchase Cornerstone’s common stock will be assumed by Critical Therapeutics and become options and warrants to purchase Critical Therapeutics’ common stock. The merger agreement provides that in the merger Critical Therapeutics will issue to Cornerstone stockholders, and assume Cornerstone options and warrants that will represent, an aggregate of approximately 101.5 million shares of Critical Therapeutics’ common stock, subject to adjustment as a result of a contemplated reverse stock split of Critical Therapeutics’ common stock to occur in connection with the merger. Immediately following the effective time of the merger, Cornerstone’s stockholders will own approximately 70 percent, and Critical Therapeutics’ current stockholders will own approximately 30 percent, of Critical Therapeutics’ common stock, after giving effect to shares issuable pursuant to Cornerstone’s outstanding options and warrants, but without giving effect to any shares issuable pursuant to Critical Therapeutics’ outstanding options and warrants. The exact exchange ratio per share of Cornerstone’s common stock will be based in part on the number of shares of Cornerstone’s common stock outstanding immediately prior to the effective time of the merger and will not be calculated until that time.
The consummation of the proposed merger with Cornerstone is subject to a number of closing conditions, including the approval by Critical Therapeutics’ stockholders, approval by NASDAQ of Critical Therapeutics’ application for re-listing of Critical Therapeutics’ common stock in connection with the merger, the continued availability of Critical Therapeutics’ products and other customary closing conditions.
If the proposed merger is not consummated, Critical Therapeutics may be subject to the following risks:
•	Critical Therapeutics has incurred and expects to continue to incur significant expenses related to the proposed merger with Cornerstone. As of September 30, 2008, Critical Therapeutics had approximately $2.3 million of fees and expenses billed and accrued in connection with the proposed merger for legal, financial advisory, accounting and other services. These fees and expenses are payable by Critical Therapeutics even if the merger is not consummated.

•	If the merger agreement is terminated, Critical Therapeutics will have a limited ability to continue its current operations without obtaining additional financing to fund its operations.

•	Critical Therapeutics could be obligated to pay Cornerstone a $1.0 million termination fee and to reimburse Cornerstone for up to $150,000 in expenses in connection with the termination of the merger agreement, depending on the reason for the termination. Critical Therapeutics would not be obligated to pay Cornerstone the $1.0 million termination fee if Critical Therapeutics’ stockholders fail to approve the proposals presented at the special meeting unless at or prior to the time of such failure an acquisition proposal relating to Critical Therapeutics was announced and was not abandoned or withdrawn.

•	Critical Therapeutics’ customers, prospective customers, collaborators and other business partners and investors in general may view the failure to consummate the merger as a poor reflection on its business or prospects.

•	The market price of Critical Therapeutics’ common stock may decline further to the extent that the current market price reflects a market assumption that the proposed merger will be completed.
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
If the Delaware Court of Chancery enjoins Critical Therapeutics from proceeding with the merger, Critical Therapeutics will have a limited ability to continue its current operations if a third party is unwilling to provide equivalent or more attractive consideration than proposed in connection with the proposed merger with Cornerstone.
On September 17, 2008, a purported shareholder class action lawsuit was filed by a single plaintiff against Critical Therapeutics and each of its directors in the Court of Chancery of The State of Delaware. The complaint alleges, among other things, that the defendants breached fiduciary duties of loyalty and good faith, including a fiduciary duty of candor, by failing to provide Critical Therapeutics’ stockholders with a proxy statement/prospectus adequate to enable them to cast an informed vote on the proposed merger, and by possibly failing to maximize stockholder value by entering into an agreement that effectively discourages competing offers. The complaint seeks, among other things, an order (i) enjoining the defendants from proceeding with or implementing the proposed merger on the terms and under the circumstances as they presently exist, (ii) invalidating the provisions of the proposed merger that purportedly improperly limit the effective exercise of the defendants’ continuing fiduciary duties; (iii) ordering defendants to explore alternatives and to negotiate in good faith with all bona fide interested parties; (iv) in the event the proposed merger is consummated, rescinding it and setting it aside or awarding rescissory damages; (v) awarding compensatory damages against defendants, jointly and severally; and (vi) awarding the plaintiff and the purported class their costs and fees.
If the Court of Chancery enjoins Critical Therapeutics from proceeding with the merger and the merger is not consummated, Critical Therapeutics may be subject to each of the risks described in the immediately preceding risk factor. In particular, if the proposed merger with Cornerstone is not consummated, Critical Therapeutics will have a limited ability to continue its current operations without obtaining additional financing. If Critical Therapeutics’ board of directors determines to seek another business combination, it may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the merger. In addition, defending against the lawsuit will be costly and time consuming for Critical Therapeutics and may distract Critical Therapeutics’ management from day to day operations. If the lawsuit is successful, Critical Therapeutics could be required to pay monetary damages and the plaintiffs’ costs and fees.
On October 17, 2008, Critical Therapeutics and the other defendants entered into a memorandum of understanding with the plaintiff regarding the settlement of the lawsuit. In connection with the settlement, the parties agreed that Critical Therapeutics would make certain additional disclosures to its stockholders, which are contained in a supplement to the proxy statement/prospectus that has been mailed to Critical Therapeutics’s stockholders. Subject to the completion of certain confirmatory discovery by counsel to the plaintiff, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval. If the court approves the settlement, the settlement will resolve all of the claims that were or could have been brought in the action being settled, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties contemplate that plaintiff’s counsel will petition the court for an award of attorneys’ fees and expenses to be paid by Critical Therapeutics, the amount of which will either be agreed to by the parties or awarded by the court.
During the pendency of the merger, Critical Therapeutics may not be able to enter into a business combination with another party because of restrictions in the merger agreement.
Covenants in the merger agreement impede the ability of Critical Therapeutics to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the merger. While the merger agreement is in effect and subject to limited exceptions, Critical Therapeutics is prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition of Critical Therapeutics’ common stock, a tender offer for Critical Therapeutics’ common stock, a merger or other business combination outside the ordinary course of business. Any such transactions could be favorable to Critical Therapeutics’ stockholders.
Negative perceptions regarding the pending merger may harm Critical Therapeutics’ business and employee relationships.
During the pendency of the merger, uncertainty or negative perceptions regarding the merger or the combined company’s business and prospects could harm relationships that Critical Therapeutics has established as an independent, standalone company. For example:

• Suppliers, distributors and other business partners may seek to change or terminate their relationships with Critical Therapeutics as a result of the proposed merger.

• As a result of the proposed merger, current and prospective employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect the ability of Critical Therapeutics to retain its key employees, who may seek other employment opportunities.
In addition, during the pendency of the merger, the management team of Critical Therapeutics may be distracted from day to day operations as a result of the proposed merger.
Risks Relating to Critical Therapeutics’ Business
Critical Therapeutics’ business depends heavily on the commercial success of ZYFLO CR.
ZYFLO CR and ZYFLO are currently Critical Therapeutics’ only commercially marketed products. Critical Therapeutics commercially launched ZYFLO CR on September 27, 2007. In February 2008, Critical Therapeutics discontinued the production and supply of ZYFLO, which Critical Therapeutics had commercially launched in October 2005, but Critical Therapeutics resumed the supply of ZYFLO in September 2008 to help manage the potential impact to patients of supply chain issues for ZYFLO CR. In the nine months ended September 30, 2008, Critical Therapeutics experienced supply chain issues in manufacturing ZYFLO CR and recorded an inventory reserve for an aggregate of 12 batches of ZYFLO CR that could not be released into Critical Therapeutics’ supply chain. If Critical Therapeutics is unable to manufacture or release ZYFLO CR on a timely and consistent basis, some physicians may prescribe ZYFLO to ensure that their patients with asthma continue to have access to zileuton as a treatment option. ZYFLO, which is dosed four times per day, contains the same zileuton active pharmaceutical ingredient, or API, as ZYFLO CR, which is dosed two tablets twice daily. When prescribed as indicated in their respective labels, both ZYFLO CR and ZYFLO provide a patient with 2,400 mg of zileuton per day. Both ZYFLO CR and ZYFLO are approved by the FDA for the same indication.
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
Despite being approved by the FDA since 1996, ZYFLO did not achieve broad market acceptance. During the period between Critical Therapeutics’ commercial launch of ZYFLO in October 2005 through May 2008, prescription data for ZYFLO indicates that approximately 5,900 physicians prescribed the product. Critical Therapeutics recorded revenue from the sale of ZYFLO of $8.7 million for the year ended December 31, 2007 and $875,000 for the nine months ended September 30, 2008. Critical Therapeutics recorded revenue from the sale of ZYFLO CR of $2.3 million for the year ended December 31, 2007 and $12.3 million for the nine months ended September 30, 2008. Critical Therapeutics experienced difficulty expanding the prescriber and patient bases for ZYFLO, in part, Critical Therapeutics’ believes, because some physicians view ZYFLO as less effective than other products on the market or view its clinical data as outdated and because it requires dosing of one tablet four times per day, which some physicians and patients may find inconvenient or difficult to comply with compared to other available asthma therapies that require dosing only once or twice daily. In addition, if physicians do not prescribe ZYFLO CR for the recommended dosing regimen of two tablets twice daily, or if patients do not comply with the dosing schedule and take less than the prescribed number of tablets, Critical Therapeutics’ sales of ZYFLO CR will be limited and Critical Therapeutics’ revenues will be adversely affected.
The position of ZYFLO CR in managed care formularies, which are lists of approved products developed by managed care organizations, or MCOs, may make it more difficult to expand the current market share for this product. In most instances, ZYFLO CR and ZYFLO have been placed in formulary positions that require a higher co-payment for patients. In some cases, MCOs may require additional evidence that a patient had previously failed another therapy, additional paperwork or prior authorization from the MCO before approving reimbursement for ZYFLO CR.
If any existing negative perceptions about ZYFLO persist, Critical Therapeutics will have difficulty achieving market acceptance for ZYFLO CR. If Critical Therapeutics is unable to achieve market acceptance of ZYFLO CR, Critical Therapeutics will not generate significant revenues unless Critical Therapeutics is able to successfully develop and commercialize other product candidates.
Concerns regarding the safety profile of ZYFLO CR may limit market acceptance of ZYFLO CR, and, if significant adverse events related to ZYFLO CR occur, Critical Therapeutics may be exposed to product liability claims.
Market perceptions about the safety of ZYFLO also may limit the market acceptance of ZYFLO CR. In the clinical trials that were reviewed by the FDA prior to its approval of ZYFLO, 3.2% of the approximately 5,000 patients who received ZYFLO experienced increased levels of a liver enzyme called alanine transaminase, or ALT, of over three times the levels normally seen in the bloodstream. In these trials, one patient developed symptomatic hepatitis with jaundice, which resolved upon discontinuation of therapy, and three patients developed mild elevations in bilirubin. In clinical trials for ZYFLO CR, 1.94% of the patients taking ZYFLO CR in a three-month efficacy trial and 2.6% of the patients taking ZYFLO CR in a six-month safety trial experienced ALT levels greater than or equal to three times the level normally seen in the bloodstream. Because ZYFLO CR can elevate liver enzyme levels, periodic liver function tests are recommended for patients taking ZYFLO CR, based upon its product label, which was approved by the FDA in May 2007.
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
In March 2008, the FDA issued an early communication regarding an ongoing safety review of the leukotriene montelukast relating to suicide and other behavior related adverse events. In that communication, the FDA stated that it was also reviewing the safety of other leukotriene medications. On May 27, 2008, Critical Therapeutics received a request from the FDA that Critical Therapeutics gather and provide to the FDA data from its clinical trial database to evaluate behavior-related adverse events for ZYFLO and ZYFLO CR. Depending on the results of such analyses and the FDA’s review, the FDA could request that Critical Therapeutics revise the labeling of ZYFLO and ZYFLO CR to include statements regarding the potential for suicidal thoughts or other behavior-related changes associated with the use of zileuton. If the FDA requests that Critical Therapeutics add these statements or similar statements to its package inserts, sales of these products could suffer.
If the use of ZYFLO CR or ZYFLO harms people, Critical Therapeutics may be subject to costly and damaging product liability claims. Critical Therapeutics currently has products liability insurance coverage for the policy year starting October 29, 2007 with a $20.0 million annual aggregate limit and a $20.0 million individual claim limit, which is subject to a per claim deductible and a policy aggregate deductible. This product liability insurance covers both product liability claims for ZYFLO CR and ZYFLO and clinical trial liability claims for Critical Therapeutics’ product candidates. The annual cost of this products liability insurance was approximately $400,000 for the policy year starting October 29, 2007. This insurance policy may not provide adequate coverage against potential liabilities. Furthermore, product liability and clinical trial insurance is becoming increasingly expensive. As a result, Critical Therapeutics may be unable to maintain current amounts of insurance coverage, obtain additional insurance or obtain sufficient insurance at a reasonable cost to protect against losses that Critical Therapeutics has not anticipated in its business plans. Any product liability claim against Critical Therapeutics, even if Critical Therapeutics successfully defends against it, could cause Critical Therapeutics to incur significant legal expenses, divert Critical Therapeutics’ management’s attention and harm Critical Therapeutics’ reputation.
If Critical Therapeutics’ marketing and sales infrastructure and presence are not adequate or Critical Therapeutics’ collaborative marketing arrangements are not successful, Critical Therapeutics’ ability to market and sell its products will be impaired.
After increasing the size of Critical Therapeutics’ sales force in connection with the commercial launch of ZYFLO CR to approximately 42 sales representatives in October 2007, Critical Therapeutics decreased the size of its sales force. As of September 30, 2008, Critical Therapeutics’s sales force is approximately 26 sales representatives. Building Critical Therapeutics’

sales force involved significant time and expense. If Critical Therapeutics is not successful in its efforts to retain an adequate sales force, its ability to market and sell ZYFLO CR will be impaired.
In March 2007, Critical Therapeutics entered into a co-promotion agreement with Dey, L.P., a wholly owned subsidiary of Mylan Inc., or DEY, for the co-promotion of ZYFLO CR and ZYFLO. Critical Therapeutics cannot predict whether the co-promotion arrangement will lead to increased sales for ZYFLO CR. DEY initiated promotional detailing activities for ZYFLO CR on September 27, 2007 and for ZYFLO on April 30, 2007. Given the recent initiation of DEY’s efforts, the potential success of the co-promotion arrangement is uncertain. Under the co-promotion agreement, Critical Therapeutics agreed to provide a minimum number of promotional details per month by Critical Therapeutics’ sales representatives to a specified group of office-based physicians and other health care professionals for ZYFLO CR. If Critical Therapeutics is not successful in its efforts to provide the required level of promotional detailing, DEY’s co-promotion fee may be increased and DEY may have a right to terminate the co-promotion agreement for ZYFLO CR. For example, if Critical Therapeutics experiences greater than expected turnover of sales representatives, Critical Therapeutics may have difficulty satisfying its minimum detailing obligations. In February 2008, Mylan Inc., or Mylan, which acquired DEY in October 2007 as part of its acquisition of Merck KGaA’s generic business, of which DEY was a part, announced that it is pursuing strategic alternatives for DEY, including the potential sale of the business. Any decision by DEY or Mylan not to devote sufficient resources to the co-promotion arrangement or any future reductions in efforts under the co-promotion arrangement, including as a result of the sale or potential sale of DEY by Mylan, would limit Critical Therapeutics’ ability to generate significant revenues from product sales.
On June 25, 2007, as contemplated by the terms of the zileuton co-promotion agreement, Critical Therapeutics and DEY entered into a separate definitive co-promotion agreement providing for Critical Therapeutics to co-promote DEY’s product PERFOROMISTTM (formoterol fumarate) Inhalation Solution, or PERFOROMIST, for the long-term, twice-daily maintenance treatment of bronchoconstriction for emphysema and chronic bronchitis, which is also known as chronic obstructive pulmonary disease, or COPD. Under the PERFOROMIST co-promotion agreement, DEY agreed to pay Critical Therapeutics a co-promotion fee based on retail sales of PERFOROMIST and Critical Therapeutics agreed to provide a minimum number of promotional details per month by Critical Therapeutics’ sales representatives to a specified group of office-based physicians and other health care professionals. Promoting both ZYFLO CR and PERFOROMIST may be challenging for Critical Therapeutics’ sales representatives and may reduce their efficiency, which could negatively impact Critical Therapeutics’ revenues.
The amount of any co-promotion fee that DEY pays to Critical Therapeutics under the PERFOROMIST co-promotion agreement will be limited if PERFOROMIST does not achieve market acceptance. For example, safety concerns relating to PERFOROMIST may harm potential sales. PERFOROMIST belongs to a class of medications known as long-acting beta2-adrenergic agonists, or LABAs, which may increase the risk of asthma-related death. Data from a large placebo-controlled study in the United States comparing the safety of the LABA salmeterol or placebo plus usual asthma therapy showed an increase in asthma-related deaths in patients receiving salmeterol. This finding also may apply to formoterol, the active ingredient in PERFOROMIST. For the year ended December 31, 2007 and the nine months ended September 30, 2008, Critical Therapeutics did not receive any co-promotion fees from DEY in connection with the PERFOROMIST co-promotion agreement because the level of quarterly retail sales for PERFOROMIST did not exceed a specified level. On July 2, 2008, Critical Therapeutics provided notice to DEY that Critical Therapeutics had exercised its contractual right to terminate the co-promotion agreement for PERFOROMIST. The termination is effective September 30, 2008.
A failure to maintain appropriate inventory levels could harm Critical Therapeutics’ reputation and subject Critical Therapeutics to financial losses.
Critical Therapeutics is subject to minimum purchase obligations under its supply agreements with its third-party manufacturers, which require Critical Therapeutics to buy inventory of the zileuton API and tablet cores for ZYFLO CR. Critical Therapeutics has committed to purchase a minimum amount of zileuton API from Shasun of $2.0 million in 2008 and $2.0 million in 2009, although Critical Therapeutics has the right to reduce by $1.3 million the amount of zileuton API it must purchase in 2009 by providing written notice to Shasun no later than December 31, 2008. The API purchased from Shasun currently has a shelf-life of 36 months. In addition, Critical Therapeutics has committed to purchase a minimum of 20 million ZYFLO CR tablet cores from Jagotec in each of the four 12-month periods starting May 30, 2008. If ZYFLO CR does not achieve the level of demand Critical Therapeutics anticipates, Critical Therapeutics may not be able to use the inventory it is required to purchase. As of September 30, 2008, Critical Therapeutics had $7.1 million in inventory, consisting primarily of tablet cores and API. Based on Critical Therapeutics’ current expectations regarding demand for ZYFLO CR, Critical Therapeutics expects that its inventory levels could increase substantially in the future as a result of its minimum purchase obligations under its supply agreements with third-party manufacturers and orders it has submitted to date. Significant differences between Critical Therapeutics’ current estimates and judgments and future estimated demand for its products and the useful life of inventory may result in significant charges for excess inventory or purchase commitments in the future. If Critical Therapeutics is required to recognize charges for excess inventories, it could have a material adverse effect on Critical Therapeutics’ financial condition and results of operations in the period in which Critical Therapeutics recognizes charges for excess inventory.
In the nine months ended September 30, 2008, Critical Therapeutics recorded an inventory reserve for an aggregate of 12 batches of ZYFLO CR that could not be released into Critical Therapeutics’ commercial supply chain, consisting of five batches that did not meet Critical Therapeutics’ product release specifications and seven additional batches that were on quality assurance hold and that could not complete manufacturing within the manufacturing timelines specified pursuant to the new drug application, or NDA, for ZYFLO CR. Critical Therapeutics cannot assure you that it will not have similar manufacturing issues in producing ZYFLO CR in the future. If Critical Therapeutics is unable to manufacture or release ZYFLO CR on a timely and consistent basis, if Critical Therapeutics fails to maintain an adequate inventory of zileuton API or ZYFLO CR core tablets, if Critical Therapeutics’ inventory were to be destroyed or damaged, or if Critical Therapeutics’ inventory were to reach its expiration date, patients might not have access to ZYFLO CR, Critical Therapeutics’ reputation and its brand could be harmed and physicians may be less likely to prescribe ZYFLO CR in the future. Conversely, if Critical Therapeutics is unable to sell Critical Therapeutics’ inventory in a timely manner, Critical Therapeutics could experience cash flow difficulties and additional financial losses.
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
Critical Therapeutics is also developing zileuton injection for use in the hospital emergency department for the treatment of acute asthma attacks. Critical Therapeutics may face intense competition from companies seeking to develop new drugs for use in severe acute asthma attacks. For example, Merck & Co., Inc. has conducted clinical trials of an intravenous formulation of its product Singulair®.
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
In connection with the preparation of Critical Therapeutics’ financial statements for the second quarter of 2007, Critical Therapeutics identified a material weakness in its internal control over financial reporting. This material weakness related to the operation of controls over accounting for non-routine transactions, specifically the accrual of milestone obligations due under certain of Critical Therapeutics’ contractual arrangements in accordance with GAAP. As a result of this material weakness, a material adjustment was recorded to Critical Therapeutics’ draft interim financial statements after the financial close of the second quarter of 2007. While Critical Therapeutics’ internal disclosure controls and procedures detected the need to accrue for the milestone obligations, Critical Therapeutics did not initially reach the appropriate conclusion relative to the timing of the accrual recognition. As a result of this material weakness, Critical Therapeutics’ management concluded that Critical Therapeutics’ disclosure controls and procedures were not effective as of either June 30, 2007 or September 30, 2007. Critical Therapeutics implemented steps to remedy the material weakness, and Critical Therapeutics’ management provided an unqualified assessment of Critical Therapeutics’ internal control over financial reporting as of December 31, 2007. There were no material changes in Critical Therapeutics’ internal control over financial reporting for the quarter ended September 30, 2008. Any failure or difficulties in maintaining these procedures and controls could cause Critical Therapeutics to fail to meet its periodic reporting obligations or result in its inability to prevent or detect material misstatements in its financial statements. It is possible that Critical Therapeutics’ management may not be able to provide an unqualified assessment of Critical Therapeutics’ internal control over financial reporting or disclosure controls and procedures in the future, or be able to provide quarterly certifications that Critical Therapeutics’ disclosure controls and procedures are effective. It is also possible that Critical Therapeutics may identify additional significant deficiencies or material weaknesses in Critical Therapeutics’ internal control over financial reporting in the future. Any material weakness, or any remediation thereof that is ultimately unsuccessful, could cause investors to lose confidence in the accuracy and completeness of Critical Therapeutics’ financial statements, which in turn could harm Critical Therapeutics’ business, lead to a decline in Critical Therapeutics’ stock price and restrict Critical Therapeutics’ ability to raise additional funds needed for the growth of its business.
Risks Relating to Critical Therapeutics’ Dependence on Third Parties
Critical Therapeutics relies on third parties to manufacture and supply the zileuton API, ZYFLO CR, ZYFLO and Critical Therapeutics’ product candidates. Critical Therapeutics expects to continue to rely on these sole source suppliers for these purposes and would incur significant costs to independently develop manufacturing facilities.
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
Critical Therapeutics has contracted with Shasun Pharma Solutions Ltd., or Shasun, for commercial production of the zileuton API, subject to specified limitations, through December 31, 2010. Zileuton API is used in Critical Therapeutics’ FDA-approved oral zileuton products, ZYFLO CR and ZYFLO, as well as in Critical Therapeutics’ zileuton injection product candidate. Critical Therapeutics’ only source of supply for zileuton API is Shasun, which manufactures the zileuton API in the United Kingdom. The manufacturing process for the zileuton API involves an exothermic reaction that generates heat and, if not properly controlled by the safety and protection mechanisms in place at the manufacturing sites, could result in unintended combustion of the product. The manufacture of the zileuton API could be disrupted or delayed if a batch is discontinued or damaged, if the manufacturing sites are damaged or if local health and safety regulations require a third-party manufacturer to implement additional safety procedures or cease production. In addition, there is only one qualified supplier of a chemical known as 2-ABT, which is one of the starting materials for zileuton, and if that manufacturer stops manufacturing 2-ABT, is unable to manufacture 2-ABT or is unwilling to manufacture 2-ABT on commercially reasonable terms or at all, Shasun may be unable to manufacture API for Critical Therapeutics.
Critical Therapeutics has contracted with Jagotec AG, or Jagotec, a subsidiary of SkyePharma PLC, or SkyePharma, for the manufacture of core tablets for ZYFLO CR for commercial sale. Critical Therapeutics’ only source of supply for the core tablets of ZYFLO CR is Jagotec, which manufactures them in France. The manufacture of the core tablets for ZYFLO CR could be disrupted or delayed if one or more batches are discontinued or damaged or if the manufacturing site were damaged or destroyed.
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
In the quarter ended June 30, 2008, Critical Therapeutics recorded an inventory reserve with respect to an aggregate of eight batches of ZYFLO CR that could not be released into Critical Therapeutics’ commercial supply chain, consisting of one batch of ZYFLO CR that did not meet Critical Therapeutics’ product release specifications and an additional seven batches of ZYFLO CR that were on quality assurance hold and that could not complete manufacturing within the NDA-specified manufacturing timelines. In the quarters ended December 31, 2007 and March 31, 2008, Critical Therapeutics recorded inventory reserves with respect to an aggregate of eight batches of ZYFLO CR that could not be released into Critical Therapeutics’ commercial supply chain because they did not meet Critical Therapeutics’ product release specifications. In conjunction with Critical Therapeutics’ three third-party manufacturers for zileuton API, tablet cores and coating and release, Critical Therapeutics has initiated an investigation to determine the cause of this issue, but the investigation is ongoing and is not yet complete. Critical Therapeutics has incurred and expects to continue to incur significant costs in connection with its investigation. To date, the investigation has not identified a clear source of the issue. In August and September 2008, Critical Therapeutics released and made available for shipment to wholesale distributors an aggregate of six batches of finished ZYFLO CR tablets that met its product release specifications. Critical Therapeutics is currently unable to accurately assess the timing and quantity of future batches of ZYFLO CR, if any, that may be released for commercial supply. If not corrected, the ongoing supply chain difficulties could prevent Critical Therapeutics from supplying any further product to its wholesale distributors. Based on its current level of sales and the release of six batches of ZYFLO CR in August and September 2008, Critical Therapeutics estimates that wholesale distributors and retail pharmacies will have a sufficient inventory of ZYFLO CR to continue to provide product to patients through the fourth quarter of 2008.
If Critical Therapeutics’ investigation regarding its supply chain requires changes to its manufacturing processes or materials in order to be able to supply sufficient levels of ZYFLO CR to satisfy its commercial needs, the costs to manufacture ZYFLO CR may be significantly higher than Critical Therapeutics had anticipated. As of September 30, 2008, Critical Therapeutics has expensed $2.6 million relating to the aggregate of nine batches of ZYFLO CR that failed to meet product release specifications and the seven batches of ZYFLO CR that were on quality assurance hold and that could not complete manufacturing within the NDA- specified manufacturing timelines. In addition, Critical Therapeutics expects to incur other significant costs in connection with its investigation. If Critical Therapeutics is not able to supply ZYFLO CR at a commercially acceptable cost and level, Critical Therapeutics could experience cash flow difficulties and additional financial losses. Depending on the outcome of the investigation, Critical Therapeutics may not be able to obtain reimbursement from any of its third-party manufacturers for existing or additional batches of ZYFLO CR that do not meet Critical Therapeutics’ product release specifications.
In April 2008, Critical Therapeutics began to reinitiate manufacture of ZYFLO in order to have a supply of ZYFLO available to reinitiate marketing and supply of ZYFLO to the market given the supply chain issues being experienced for ZYFLO CR. In September 2008, Critical Therapeutics resumed distribution of ZYFLO to help manage the potential impact to patients of supply chain issues for ZYFLO CR. However, reintroducing ZYFLO could be confusing for physicians and patients, and possibly third party wholesalers and retailers. As a result of this potential confusion relating to the reintroduction of ZYFLO to the market and ZYFLO’s less convenient four times daily dosing regimen, Critical Therapeutics’ sales of ZYFLO will likely not meet either the level of sales of ZYFLO CR since its market launch in September 2007 or the historical level of sales of ZYFLO prior to the market launch of ZYFLO CR.
Under the merger agreement, it is a condition to Cornerstone’s obligation to consummate the merger that either ZYFLO CR or ZYFLO must be available and ready for purchase by third-party wholesalers or retailers during the period prior to the closing of the merger, other than during any period not exceeding 30 consecutive days. If the proposed merger with Cornerstone is not consummated, Critical Therapeutics would be subject to all of the additional risks described above under “Risks Related to the Merger”.
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
Critical Therapeutics’ distribution network requires significant coordination with Critical Therapeutics’ supply chain, sales and marketing and finance organizations. Failure to maintain Critical Therapeutics’ contracts with ICS, the wholesalers, or the inability or failure of any of them to adequately perform as agreed under their respective contracts with Critical Therapeutics, could negatively impact Critical Therapeutics. Critical Therapeutics does not have its own warehouse or distribution capabilities, Critical Therapeutics lacks the resources and experience to establish any of these functions and Critical Therapeutics does not intend to establish these functions in the foreseeable future. If Critical Therapeutics was unable to replace ICS, AmerisourceBergen, Cardinal Health or McKesson Corporation in a timely manner in the event of a natural disaster, failure to meet FDA and other regulatory requirements, business failure, strike or any other difficulty affecting any of them, the distribution of ZYFLO CR and ZYFLO could be delayed or interrupted, which would damage Critical Therapeutics’ results of operations and market position. Failure to coordinate financial systems could also negatively impact Critical Therapeutics’ ability to accurately report and forecast product sales and fulfill Critical Therapeutics’ regulatory obligations. If Critical Therapeutics is unable to effectively manage and maintain its distribution network, sales of ZYFLO CR and ZYFLO could be severely compromised and Critical Therapeutics’ business could be harmed.
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
After September 27, 2010, DEY may terminate the co-promotion agreement with six-months’ prior written notice. In addition, DEY has the right to terminate the co-promotion agreement with two-months’ prior written notice if ZYFLO CR cumulative net sales, as defined in the co-promotion agreement, for any four consecutive calendar quarters after commercial launch of ZYFLO CR are less than $25 million. The ZYFLO CR cumulative net sales, as defined in the co-promotion agreement, for the four consecutive calendar quarters ended September 30, 2008 were $12.9 million. Each party has the right to terminate the co-promotion agreement upon the occurrence of a material uncured breach by the other party. Both Critical Therapeutics and DEY have agreed to use diligent efforts to promote the applicable products in the United States during the term of the co-promotion agreement. In particular, both Critical Therapeutics and DEY have agreed to provide a minimum number of details per month for ZYFLO CR.
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

Critical Therapeutics is relying on MedImmune, Inc., a wholly owned subsidiary of AstraZeneca PLC, or MedImmune, to fund the development of and to commercialize product candidates in Critical Therapeutics’ HMGB1 program. Critical Therapeutics is relying on Beckman Coulter, Inc., or Beckman Coulter, to fund the development and to commercialize diagnostics in Critical Therapeutics’ HMGB1 program. All of Critical Therapeutics’ revenues prior to October 2005, when Critical Therapeutics commercially launched ZYFLO, were derived from Critical Therapeutics’ collaboration agreements with MedImmune and Beckman Coulter. Additional payments due to Critical Therapeutics under the collaboration agreements with MedImmune and Beckman Coulter are generally based on the achievement of specific development and commercialization milestones that may not be met. In addition, the collaboration agreements entitle Critical Therapeutics to royalty payments that are based on the sales of products developed and marketed through the collaborations. These future royalty payments may not materialize or may be less than expected if the related products are not successfully developed or marketed or if Critical Therapeutics is forced to license intellectual property to continue to generate revenues for Critical Therapeutics.
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
Critical Therapeutics has licensed to SetPoint Medical Corporation (formerly known as Innovative Metabolics, Inc.), or SetPoint, patent rights and know-how relating to the mechanical and electrical stimulation of the vagus nerve. SetPoint is an early-stage company. Critical Therapeutics is not involved in SetPoint’s efforts to develop and commercialize a medical device based on the intellectual property that Critical Therapeutics licensed to SetPoint. Critical Therapeutics will receive additional payments under the SetPoint license only if SetPoint is successful in achieving full regulatory approval of such a device or receives a royalty, fee or other payment from a third party in connection with a sublicense of its rights under Critical Therapeutics’ license agreement.
If Critical Therapeutics is unable to enter into additional collaboration agreements, Critical Therapeutics may not be able to continue development of its product candidates.
Critical Therapeutics’ drug development programs and potential commercialization of Critical Therapeutics’ product candidates will require substantial additional cash to fund expenses to be incurred in connection with these activities. Critical Therapeutics may seek to enter into additional collaboration agreements with pharmaceutical or biotechnology companies to fund all or part of the costs of drug development and commercialization of product candidates. For example, Critical Therapeutics has determined as a strategic matter to seek to enter into collaboration arrangements with respect to the development of its alpha-7 product candidates and its zileuton injection product candidate. Critical Therapeutics is not currently actively engaged in negotiations with respect to and has no current understandings, agreements or commitments for any such collaboration arrangements. Critical Therapeutics faces, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, collaboration agreements are complex and time consuming to negotiate, document and implement. Critical Therapeutics may not be able to enter into future collaboration agreements, and the terms of the collaboration agreements, if any, may not be favorable to Critical Therapeutics. If Critical Therapeutics is not successful in its efforts to enter into a collaboration arrangement with respect to a product candidate, Critical Therapeutics may not have sufficient funds to develop any of its product candidates internally. If Critical Therapeutics does not have sufficient funds to develop its product candidates, Critical Therapeutics will not be able to bring these product candidates to market and generate revenue. In addition, Critical Therapeutics’ inability to enter into collaboration agreements could delay or preclude the development, manufacture and/or commercialization of a product candidate and could have a material adverse effect on Critical Therapeutics’ financial condition and results of operations because:
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
For product candidates with large target physician markets, Critical Therapeutics plans to rely significantly on sales, marketing and distribution arrangements with third parties. For example, Critical Therapeutics relies on MedImmune for the commercialization of any anti-HMGB1 products that are developed under the exclusive license and collaboration agreement between the parties, and Critical Therapeutics plans to rely on Beckman Coulter for the commercialization of any diagnostic assay for HMGB1. Critical Therapeutics may not be successful in entering into additional marketing arrangements in the future and, even if successful, Critical Therapeutics may not be able to enter into these arrangements on terms that are favorable to Critical Therapeutics. In addition, Critical Therapeutics may have limited or no control over the sales, marketing and distribution activities of these third parties. If these third parties are not successful in commercializing the products covered by these arrangements, Critical Therapeutics’ future revenues may suffer.
Risks Relating to Critical Therapeutics’ Financial Results and Need for Additional Financing
Critical Therapeutics has incurred losses since inception and Critical Therapeutics anticipates that it will continue to incur losses for the foreseeable future. If Critical Therapeutics does not generate significant revenues, Critical Therapeutics will not be able to achieve profitability.
Critical Therapeutics has experienced significant operating losses in each year since its inception in 2000. Critical Therapeutics had net losses of $37.0 million in the year ended December 31, 2007 and $48.8 million in the year ended December 31, 2006. Critical Therapeutics had net losses of $19.4 million in the nine months ended September 30, 2008 and $25.4 million in the nine months ended September 30, 2007. As of September 30, 2008, Critical Therapeutics had an accumulated deficit of approximately $211 million. Critical Therapeutics recorded revenue from the sale of ZYFLO and ZYFLO CR of $11.0 million for the year ended December 31, 2007 and $13.2 million for the nine months ended September 30, 2008. Critical Therapeutics has not recorded revenue from any products other than ZYFLO CR and ZYFLO. Critical Therapeutics expects that it will continue to incur substantial losses for the foreseeable future as it spends significant amounts to fund its development and commercialization efforts. Critical Therapeutics expects that the losses that it incurs will fluctuate from quarter to quarter and that these fluctuations may be substantial. Critical Therapeutics will need to generate significant revenues to achieve profitability. Until Critical Therapeutics is able to generate such revenues, it will not be profitable and will need to raise substantial additional capital to fund its operations.
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
Critical Therapeutics’ net cash used for operating activities was $14.4 million for the year ended December 31, 2007 and $27.1 million for the nine months ended September 30, 2008. Critical Therapeutics had minimal capital expenditures for the nine months ended September 30, 2008. If Critical Therapeutics’ existing resources are insufficient to satisfy its liquidity requirements or if Critical Therapeutics acquires or licenses rights to additional products or product candidates, Critical Therapeutics may need to raise additional external funds through collaborative arrangements and public or private financings. Under Critical Therapeutics’ merger agreement with Cornerstone, any financing transaction would require Cornerstone’s consent. Additional financing may not be available to Critical Therapeutics on acceptable terms or at all. If Critical Therapeutics is unable to obtain funding on a timely basis, Critical Therapeutics may be required to significantly delay, limit or eliminate one or more of its research, development or commercialization programs, which could harm its financial condition and operating results.
Even if Critical Therapeutics is able to obtain additional capital to fund its operations, the terms may not be favorable to Critical Therapeutics or its stockholders.
If Critical Therapeutics’ future capital requirements require it to raise additional external funds, collaborative arrangements or public or private financings may only be available on unfavorable terms. For example, arrangements with collaborators or others may require Critical Therapeutics to relinquish valuable rights to its technologies, product candidates or products, which Critical Therapeutics would otherwise pursue on its own. In addition, debt financing, if available, may involve agreements that include covenants limiting or restricting Critical Therapeutics’ ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If Critical Therapeutics raises additional funds by issuing equity securities, stockholders will experience dilution. Furthermore, any debt financing or additional equity that Critical Therapeutics raises may contain terms, such as liquidation and other preferences, that are not favorable to Critical Therapeutics or its stockholders.
The audit report issued by Critical Therapeutics’ independent registered public accounting firm stating that there is substantial doubt about Critical Therapeutics’ ability to continue as a going concern could make it more difficult for Critical Therapeutics to obtain additional financing.
As a result of Critical Therapeutics’ recurring losses from operations, accumulated deficit and Critical Therapeutics’ expectation that it will incur substantial additional operating costs for the foreseeable future, as discussed in Note 1 to Critical Therapeutics’ consolidated financial statements included in Critical Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2007, as amended, there is substantial doubt about Critical Therapeutics’ ability to continue as a going concern. Critical Therapeutics’ ability to continue as a going concern will require Critical Therapeutics to obtain additional financing to fund its operations. Critical Therapeutics has prepared its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business. Doubt about its ability to continue as a going concern may make it more difficult for Critical Therapeutics to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.
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
Risk Relating to Regulatory and Legal Compliance
Critical Therapeutics will spend considerable time and money complying with federal and state laws and regulations, and, if Critical Therapeutics is unable to fully comply with such laws and regulations, Critical Therapeutics could face substantial penalties.
Critical Therapeutics is subject to extensive regulation by federal and state governments. The laws that directly or indirectly affect Critical Therapeutics’ business include, but are not limited to, the following:
•	federal Medicare and Medicaid anti-kickback laws, which prohibit persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

•	other Medicare laws and regulations that establish the requirements for coverage and payment for Critical Therapeutics’ products, including the amount of such payments;

•	the federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any health care benefit program, including private payors and, further, requires Critical Therapeutics to comply with standards regarding privacy and security of individually identifiable health information and conduct certain electronic transactions using standardized code sets;

•	the federal False Statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

•	the federal Food, Drug, and Cosmetic Act, or FDCA, which regulates development, manufacturing, labeling, marketing, distribution and sale of prescription drugs and medical devices;

•	the federal Prescription Drug Marketing Act of 1987, which regulates the distribution of drug samples to physicians and other prescribers who are authorized under state law to receive and dispense drug samples;

•	state and foreign law equivalents of the foregoing;

•	state food and drug laws, pharmacy acts and state pharmacy board regulations, which govern the sale, distribution, use, administration and prescribing of prescription drugs; and

•	state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians, as well as state law equivalents to the federal Medicare and Medicaid anti-kickback laws, which may not be limited to government reimbursed items or services.
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
If Critical Therapeutics’ past or present operations are found to be in violation of any of the laws described above or other laws or governmental regulations to which Critical Therapeutics or its customers are subject, Critical Therapeutics may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from Medicare and Medicaid programs and curtailment or restructuring of Critical Therapeutics’ operations. Similarly, if Critical Therapeutics’ customers are found non- compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on Critical Therapeutics. In addition, if Critical Therapeutics is required to obtain permits or licenses under these laws that Critical Therapeutics does not already possess, Critical Therapeutics may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of Critical Therapeutics’ operations would adversely affect its ability to operate its business and its financial results. Health care fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims of a violation. The risk of Critical Therapeutics’ being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change.
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
In recent years, several states, including California, Maine, Minnesota, Nevada, New Mexico, Vermont and West Virginia, as well as the District of Columbia, have enacted legislation requiring pharmaceutical companies to establish marketing and promotional compliance programs and file periodic reports with the state on sales, marketing, pricing, reporting pricing and other activities. For example, a California statute effective July 1, 2005 requires pharmaceutical companies to adopt and post on their public web site a comprehensive compliance program that complies with the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals and the Office of Inspector General of the Department of Health and Human Services Compliance Program Guidance for Pharmaceutical Manufacturers. In addition, such compliance program must establish a specific annual dollar limit on gifts or other items given to individual health care professionals in California.
Maine, Minnesota, New Mexico, Nevada, Vermont, West Virginia and the District of Columbia have also enacted statutes of varying scope that impose reporting and disclosure requirements upon pharmaceutical companies pertaining to drug pricing and payments and costs associated with pharmaceutical marketing, advertising and promotional activities, as well as restrictions upon the types of gifts that may be provided to health care practitioners. Similar legislation is being considered in a number of other states. Many of these requirements are new and uncertain, and available guidance is limited. Critical Therapeutics is in the process of identifying the universe of state laws applicable to pharmaceutical companies and is taking steps to ensure that Critical Therapeutics comes into compliance with all such laws. Unless and until Critical Therapeutics is in full compliance with these laws, Critical Therapeutics could face enforcement action and fines and other penalties, and could receive adverse publicity, all of which could materially harm Critical Therapeutics’ business.
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
The development, manufacturing, pricing, marketing, sales and reimbursement of ZYFLO CR and ZYFLO and Critical Therapeutics’ product candidates, together with Critical Therapeutics’ general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. Critical Therapeutics is a relatively small company and had approximately 42 employees as of September 30, 2008. Critical Therapeutics relies heavily on third parties to conduct many important functions. While Critical Therapeutics has developed and instituted a corporate compliance program based on what Critical Therapeutics believes are the current best practices and continues to update the program in response to newly implemented and changing regulatory requirements, it is possible that Critical Therapeutics may not be in compliance with all potentially applicable regulations. If Critical Therapeutics fails to comply with any of these regulations, Critical Therapeutics could be subject to a range of regulatory actions, including significant fines, litigation or other sanctions. Any action against Critical Therapeutics for a violation of these regulations, even if Critical Therapeutics successfully defends against it, could cause Critical Therapeutics to incur significant legal expenses, divert Critical Therapeutics’ management’s attention and harm Critical Therapeutics’ reputation.
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
The MMA established a prescription drug benefit that became effective in 2006 for all Medicare beneficiaries. Critical Therapeutics cannot be certain that ZYFLO CR, ZYFLO or any of Critical Therapeutics’ product candidates still in development, will be included in the Medicare prescription drug benefit. Even if Critical Therapeutics’ products are included, the MCOs, health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, and private health plans that administer the Medicare drug benefit have the ability to negotiate price and demand discounts from pharmaceutical and biotechnology companies that may implicitly create price controls on prescription drugs. On the other hand, the drug benefit may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. In addition, MCOs, HMOs, PPOs, health care institutions and other government agencies continue to seek price discounts. Because MCOs, HMOs, PPOs and private health plans will administer the Medicare drug benefit, managed care and private health plans will influence prescription decisions for a larger segment of the population. In addition, certain states have proposed and certain other states have adopted various programs to control prices for senior citizens and drug programs for people with low incomes, including price or patient reimbursement constraints, restrictions on access to certain products and bulk purchasing of drugs.
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
Critical Therapeutics’ limited experience in obtaining regulatory approvals could delay, limit or prevent such approvals for its product candidates.
Critical Therapeutics has only limited experience in preparing applications and obtaining regulatory approvals and clearances for its product candidates. Since inception, Critical Therapeutics has received approval to market only two drugs in the United States, ZYFLO CR and ZYFLO. Critical Therapeutics’ limited experience in this regard could delay or limit approval of its product candidates if it is unable to effectively manage the applicable regulatory process with either the FDA or foreign regulatory authorities. In addition, significant errors or ineffective management of the regulatory process could prevent approval of a product candidate, especially given the substantial discretion that the FDA and foreign regulatory authorities have in this process.
If clinical trials for Critical Therapeutics’ product candidates are not successful, Critical Therapeutics may not be able to develop, obtain regulatory approval for and commercialize these product candidates successfully.

Critical Therapeutics’ product candidates, such as zileuton injection and product candidates directed toward the body’s inflammatory response, including in its alpha-7 and HMGB1 preclinical programs, are still in development and remain subject to clinical testing and regulatory approval or clearance. In order to obtain regulatory approvals or clearances for the commercial sale of Critical Therapeutics’ product candidates, Critical Therapeutics and its collaborators will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of Critical Therapeutics’ product candidates. Critical Therapeutics may not be able to obtain authority from the FDA, institutional review boards or other regulatory agencies to commence or complete these clinical trials. If permitted, such clinical testing may not prove that Critical Therapeutics’ product candidates are safe and effective to the extent necessary to permit Critical Therapeutics to obtain marketing approvals or clearances from regulatory authorities. One or more of Critical Therapeutics’ product candidates may not exhibit the expected therapeutic results in humans, may cause harmful side effects or have other unexpected characteristics that may delay or preclude submission and regulatory approval or clearance or limit commercial use if approved or cleared. Furthermore, Critical Therapeutics, one of its collaborators, institutional review boards or regulatory agencies may hold, suspend or terminate clinical trials at any time if it is believed that the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons.
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
Critical Therapeutics expects to rely on academic institutions and contract research organizations to supervise or monitor some or all aspects of the clinical trials for the product candidates Critical Therapeutics advances into clinical testing. Accordingly, Critical Therapeutics has less control over the timing and other aspects of these clinical trials than if Critical Therapeutics conducted them entirely on its own.
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
As part of the approval of the NDA for ZYFLO CR in May 2007, the FDA required Critical Therapeutics to conduct a pediatric clinical trial of ZYFLO CR as a post-approval commitment and report the results to the FDA by June 2010. If Critical Therapeutics does not successfully begin and complete this clinical trial in the time required by the FDA, Critical Therapeutics’ ability to market and sell ZYFLO CR may be hindered, and Critical Therapeutics’ business may be harmed as a result.
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
The market price of Critical Therapeutics’ common stock may fluctuate significantly in response to factors that are beyond Critical Therapeutics’ control. The stock market in general has recently experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of Critical Therapeutics’ common stock, which could cause a decline in the value of Critical Therapeutics’ common stock. For example, between September 1, 2007 and October 16, 2008, the last practicable date prior to the filing of this Quarterly Report on Form 10-Q, the trading price of Critical Therapeutics’ common stock as reported on NASDAQ ranged from a high of $2.70 per share to a low of $0.12 per share. On April 30, 2008, the last full trading day prior to the public announcement of the proposed merger with Cornerstone, the closing price per share of Critical Therapeutics’ common stock as reported on The NASDAQ Global Market was $0.62. On October 16, 2008, the last practicable date before the filing of this Quarterly Report on Form 10-Q, the closing price per share of Critical Therapeutics’ common stock as reported on The NASDAQ Capital Market was $0.21 which represents a 66% decrease from the closing price on April 30, 2008.
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
On June 13, 2008, NASDAQ approved the transfer of the listing of Critical Therapeutics’ common stock from The NASDAQ Global Market to The NASDAQ Capital Market effective at the opening of business on June 17, 2008. A condition to approval of the transfer of the listing was Critical Therapeutics’ satisfaction of The NASDAQ Capital Market’s continued listing requirements, other than the $1.00 per share minimum bid price requirement. Separately, if the proposed merger with Cornerstone is not completed and, in January 2009, Critical Therapeutics meets all of The NASDAQ Capital Market’s initial listing requirements, other than the minimum bid price requirement, Critical Therapeutics will have the remainder of an additional 180 calendar day grace period while listed on The NASDAQ Capital Market to regain compliance with NASDAQ’s minimum bid price requirement. There can be no assurance that in such a scenario Critical Therapeutics would comply with The NASDAQ Capital Market’s initial listing requirements, including The NASDAQ Capital Market’s minimum stockholders’ equity requirement. On August 13, 2008, Critical Therapeutics received notification from the NASDAQ Listing Qualification Department that, based on its stockholders’ equity of $1.2 million, as reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and a market value of its common stock as of August 12, 2008 of $13.0 million, Critical Therapeutics does not comply with NASDAQ Marketplace Rule 4310(c)(3), which requires it to have, for continued listing on The NASDAQ Capital Market, a minimum of $2.5 million in stockholders’ equity or market value of listed securities of $35.0 million or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. As a result, the Listing Qualifications Staff is reviewing Critical Therapeutics’ eligibility for continued listing on The NASDAQ Capital Market. To facilitate the review, Critical Therapeutics has provided to the Listing Qualifications Staff a definitive plan, based on completing the proposed merger with Cornerstone, to achieve and sustain compliance with all NASDAQ Capital Market listing requirements. If after the conclusion of its review process the Listing Qualifications Staff determines that Critical Therapeutics’ plan does not adequately address the deficiencies noted, the Staff will provide written notice to Critical Therapeutics that its common stock will be delisted from The NASDAQ Capital Market. In such event, Critical Therapeutics may appeal the Staff’s decision to a NASDAQ Listing Qualifications Panel. If Critical Therapeutics fails to continue to meet all applicable listing requirements of The NASDAQ Capital Market and NASDAQ determines to delist its common stock, an active trading market for Critical Therapeutics’ common stock may not be sustained and the market price of Critical Therapeutics’ common stock could decline. If an active trading market for Critical Therapeutics’ common stock is not sustained, it will be difficult for Critical Therapeutics’ stockholders to sell shares of Critical Therapeutics’ common stock without further depressing the market price of Critical Therapeutics’ common stock or at all. A delisting of Critical Therapeutics’ common stock also could make it more difficult for Critical Therapeutics to obtain financing for the continuation of Critical Therapeutics’ operations and could result in the loss of confidence by investors, suppliers and employees.
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
As of September 30, 2008, Critical Therapeutics’ directors, executive officers and 10% or greater stockholders, together with their affiliates, to Critical Therapeutics’ knowledge, beneficially owned, in the aggregate, approximately 23.2% of Critical Therapeutics’ outstanding common stock. As a result, Critical Therapeutics’ directors, executive officers and 10% or greater stockholders, together with their affiliates, if acting together, may have the ability to affect the outcome of matters submitted to Critical Therapeutics’ stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of Critical Therapeutics’ assets. In addition, these persons, acting together, may have the ability to control the management and affairs of Critical Therapeutics. Accordingly, this concentration of ownership may harm the market price of Critical Therapeutics’ common stock by:
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
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report on Form 10-Q, and such exhibit index is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITICAL THERAPEUTICS, INC.
Date: October 20, 2008	/s/ Trevor Phillips
Trevor Phillips, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: October 20, 2008	/s/ Thomas P. Kelly
Thomas P. Kelly
Chief Financial Officer and Senior Vice President of Finance and Corporate Development (Principal Financial Officer)

Date: October 20, 2008	/s/ Jeffrey E. Young
Jeffrey E. Young
Vice President of Finance, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Amendment No. 1, dated as of August 7, 2008, to Agreement and Plan of Merger, dated as of May 1, 2008, among Critical Therapeutics, Inc., Neptune Acquisition Corp., Cornerstone BioPharma Holdings, Inc. and Cornerstone BioPharma, Inc. (Incorporated by reference to Exhibit 2.2 to Critical Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (SEC File No. 000-50767)).

2.2	Amendment No. 1, dated as of August 7, 2008, to Merger Partner Noteholder Agreement, dated as of May 1, 2008, among Critical Therapeutics, Inc., Cornerstone BioPharma Holdings, Inc., Cornerstone BioPharma, Inc. and Carolina Pharmaceuticals Ltd. (Incorporated by reference to Exhibit 2.5 to Critical Therapeutics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (SEC File No. 000-50767)).

10.1	Form of Letter Agreement for Critical Therapeutics, Inc. “Change of Control” Cash Bonus Program, dated as of July 17, 2008, including a Schedule of Material Terms (Incorporated by reference to Exhibit 10.54 to Critical Therapeutics’ Registration Statement on Form S-4 filed with the SEC (SEC File No. 333-152442)).

10.2	First Amendment to Amended and Restated Employment Agreement, dated as of September 16, 2008, by and between Critical Therapeutics, Inc. and Scott B. Townsend (Incorporated by reference to Exhibit 10.55 to Critical Therapeutics’ Registration Statement on Form S-4 filed with the SEC (SEC File No. 333-152442)).

10.3	Restricted Stock Agreement, dated as of September 16, 2008, between Critical Therapeutics, Inc. and Scott B. Townsend (Incorporated by reference to Exhibit 10.56 to Critical Therapeutics’ Registration Statement on Form S-4 filed with the SEC (SEC File No. 333-152442)).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.