Form 10-Q
period 2009-09-30
CORNERSTONE THERAPEUTICS INC
filed 2009-11-04
CIK 1145404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From           to
Commission File Number: 000-50767
CORNERSTONE THERAPEUTICS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3523569
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1255 Crescent Green Drive, Suite 250
Cary, North Carolina	27518
(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 2, 2009, the registrant had 25,114,444 shares of Common Stock, $0.001 par value per share, outstanding.

CORNERSTONE THERAPEUTICS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Cautionary Statement Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of historical fact, including statements regarding the progress and timing of our product development programs and related trials; our future opportunities; our strategy, future operations, anticipated financial position, future revenues and projected costs; our management’s prospects, plans and objectives; and any other statements about management’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates”; our ability to develop and maintain the necessary sales, marketing, supply chain, distribution and manufacturing capabilities to commercialize our products; the possibility that the Food and Drug Administration, or FDA, will take enforcement action against us or one or more of our marketed drugs that do not have FDA-approved marketing applications; patient, physician and third-party payor acceptance of our products as safe and effective therapeutic products; our heavy dependence on the commercial success of a relatively small number of currently marketed products; our ability to maintain regulatory approvals to market and sell our products that do have FDA-approved marketing applications; our ability to enter into additional strategic licensing, collaboration or co-promotion transactions on favorable terms, if at all; our ability to maintain compliance with NASDAQ listing requirements; adverse side effects experienced by patients taking our products; difficulties relating to clinical trials, including difficulties or delays in the completion of patient enrollment, data collection or data analysis; the results of preclinical studies and clinical trials with respect to our products under development and whether such results will be indicative of results obtained in later clinical trials; our ability to satisfy FDA and other regulatory requirements; and our ability to obtain, maintain and enforce patent and other intellectual property protection for our products and product candidates. These and other risks are described in greater detail in “Part I—Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission, or SEC, on March 26, 2009. Any material changes to the risk factors disclosed in the annual report are discussed below in “Part II—Item 1A. Risk Factors.” If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements in this quarterly report on Form 10-Q represent our views only as of the date of this quarterly report on Form 10-Q and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any acquisitions, mergers, dispositions, business development transactions, joint ventures or investments that we may enter into or make.

ITEM 1. FINANCIAL STATEMENTS
CORNERSTONE THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$10,992	$9,286
Marketable securities	—	300
Accounts receivable, net	27,483	12,987
Inventories, net	16,143	11,222
Prepaid and other current assets	3,361	1,754
Deferred income tax asset	5,266	2,428

Total current assets	63,245	37,977

Property and equipment, net	1,036	895
Product rights, net	130,393	17,702
Goodwill	13,231	13,231
Amounts due from related parties	38	38
Other assets	525	46

Total assets	$208,468	$69,889

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,102	$10,288
Accrued expenses	29,020	19,052
Current portion of license agreement liability	971	2,543
Current portion of capital lease	10	—
Income taxes payable	3,165	2,937

Total current liabilities	41,268	34,820

License agreement liability, less current portion	2,313	2,313
Capital lease, less current portion	41	—
Deferred income tax liability	5,292	3,330

Total liabilities	48,914	40,463

Commitments and contingencies, Note 9
Stockholders’ equity
Preferred stock — $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value, 90,000,000 shares authorized; 24,727,427 and 12,023,747 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	25	12
Additional paid-in capital	156,119	33,519
Retained earnings (accumulated deficit)	3,410	(4,105)

Total stockholders’ equity	159,554	29,426

Total liabilities and stockholders’ equity	$208,468	$69,889

The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$23,078	$20,591	$78,776	$44,103
Costs and expenses:
Cost of product sales (exclusive of amortization of product rights)	4,143	1,604	10,245	3,102
Sales and marketing	8,226	3,775	20,145	11,309
Royalties	4,593	6,844	16,535	11,648
General and administrative	4,950	1,273	13,837	5,084
Research and development	691	568	3,041	1,173
Amortization of product rights	1,507	109	2,528	957
Other charges	10	35	41	62

Total costs and expenses	24,120	14,208	66,372	33,335

(Loss) income from operations	(1,042)	6,383	12,404	10,768

Other expenses:
Interest income (expense), net	1	(333)	(113)	(1,055)

Total other expenses	1	(333)	(113)	(1,055)

(Loss) income before income taxes	(1,041)	6,050	12,291	9,713
Benefit from (provision for) income taxes	503	(2,743)	(4,776)	(3,582)

Net (loss) income	$(538)	$3,307	$7,515	$6,131

Net (loss) income per share, basic	$(0.03)	$0.56	$0.50	$1.03

Net (loss) income per share, diluted	$(0.03)	$0.48	$0.46	$0.89

Weighted-average common shares, basic	20,741,322	5,934,496	15,009,285	5,934,496

Weighted-average common shares, diluted	20,741,322	6,900,105	16,249,578	6,867,157

The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$7,515	$6,131
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	2,695	1,014
Provision for prompt payment discounts	2,316	1,227
Provision for inventory obsolescence	506	382
Stock-based compensation	2,970	256
Benefit from deferred income taxes	(4,664)	—
Changes in operating assets and liabilities:
Accounts receivable	(16,812)	(14,500)
Inventories	(5,271)	(534)
Prepaid expenses and other assets	(2,086)	2,061
Accounts payable	(2,186)	1,329
Accrued expenses	5,796	9,511
Income taxes payable	228	2,937

Net cash (used in) provided by operating activities	(8,993)	9,814

Cash flows from investing activities
Advances to related parties	—	(9)
Proceeds from sale of marketable securities	300	—
Purchase of property and equipment	(250)	(24)
Purchase of product rights	(5,169)	(2,250)
Payment of acquisition costs	—	(1,002)
Collection of deposits	—	52
Payment of deposits	—	(111)

Net cash used in investing activities	(5,119)	(3,344)

Cash flows from financing activities
Proceeds from exercise of common stock options	401	—
Proceeds from line of credit	—	5,500
Proceeds from issuance of shares of common stock	15,465	—
Payments for cancellation of warrants	(41)	—
Principal payments on line of credit	—	(7,250)
Principal payments on notes payable	—	(460)
Principal payments on capital lease obligation	(7)	—

Net cash provided by (used in) financing activities	15,818	(2,210)

Net increase in cash and cash equivalents	1,706	4,260
Cash and cash equivalents as of beginning of period	9,286	241

Cash and cash equivalents as of end of period	$10,992	$4,501

Supplemental disclosure of non-cash investing and financing activities
Acquisition of product rights through equity issued and liabilities assumed	$110,050	$—

The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE THERAPEUTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION
Nature of Operations
     Cornerstone Therapeutics Inc., together with its subsidiaries (collectively, the “Company”), is a specialty pharmaceutical company focused on acquiring, developing and commercializing significant products primarily for the respiratory and related markets. Key elements of the Company’s strategy are to in-license or acquire rights to under-promoted, patent-protected, branded respiratory or related pharmaceutical products, or late-stage product candidates; implement life cycle management strategies to maximize the potential value and competitive position of the Company’s currently marketed products, newly acquired products and product candidates that are currently in development; grow product revenue through the Company’s specialty sales force, which is focused on the respiratory and related markets; and maintain and strengthen the intellectual property position of the Company’s currently marketed products, newly acquired products and product candidates.
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
     Operating results for the three and nine-month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results for the full year.
Reclassifications
     Royalties and other receivables, which were previously included in accounts receivable, net, are included in prepaid and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Depreciation expense, which was previously included in amortization and depreciation, is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. These reclassifications had no effect on stockholders’ equity or net income as previously reported.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The more significant estimates reflected in the Company’s condensed consolidated financial statements include certain judgments regarding revenue recognition, product rights, inventory valuation, accrued expenses and stock-based compensation. Actual results could differ from those estimates or assumptions.

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
     The Company sells its products primarily to large national wholesalers, which in turn may resell the products to smaller or regional wholesalers, retail pharmacies or chain drug stores. The following tables list all of the Company’s customers that individually comprise greater than 10% of total gross product sales and their aggregate percentage of the Company’s total gross product sales for the three and nine months ended September 30, 2009 and 2008, and all customers that comprise more than 10% of trade accounts receivable and such customers’ aggregate percentage of the Company’s trade accounts receivable as of September 30, 2009 and December 31, 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	Gross Product	Gross Product	Gross Product	Gross Product
	Sales	Sales	Sales	Sales
Cardinal Health, Inc.	34%	45%	35%	40%
McKesson Corporation	30	28	34	32
AmerisourceBergen Drug Corporation	21	14	18	15

Total	85%	87%	87%	87%

	September 30,	December 31,
	2009	2008
	Accounts	Accounts
	Receivable	Receivable
Cardinal Health, Inc.	39%	35%
McKesson Corporation	27	32
AmerisourceBergen Drug Corporation	17	16

Total	83%	83%

Cash and Cash Equivalents
     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
     The Company maintains cash deposits with a federally insured bank that may at times exceed federally insured limits. The majority of funds in excess of the federally insured limits are held in sweep investment accounts collateralized by the securities in which the funds are invested. As of September 30, 2009 and December 31, 2008, the Company had balances of $207,000 and $1.3 million, respectively, in excess of federally insured limits held in non-investment accounts.
Marketable Securities
     Marketable securities as of December 31, 2008 consisted of auction rate securities. The auction rate securities were of investment-grade quality and had an original maturity date greater than 90 days and could be sold within one year. The Company recorded its investments in marketable securities at fair value. Unrealized gains or losses due to the change in fair value were recognized net of tax in other comprehensive income (loss). The classification of marketable securities is generally determined at the date of purchase. The Company’s marketable securities are classified as available-for-sale. Gains and losses on sales of investments in marketable securities, which are computed based on specific identification of the adjusted cost of each security, are included in investment income at the time of the sale.

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
     The Company performs ongoing credit evaluations and does not require collateral. As appropriate, the Company establishes provisions for potential credit losses. In the opinion of management, no allowance for doubtful accounts was necessary as of September 30, 2009 or December 31, 2008. The Company writes off accounts receivable when management determines they are uncollectible and credits payments subsequently received on such receivables to bad debt expense in the period received. There were no write offs during the three and nine month periods ending September 30, 2009 and September 30, 2008.
     The following table represents accounts receivable, net, as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Trade accounts receivable	$28,063	$13,289
Less allowance for prompt payment discounts	(580)	(302)

Accounts receivable, net	$27,483	$12,987

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
     The following table represents inventories, net, as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$6,353	$6,393
Work in process	3,644	1,832
Finished goods:
Pharmaceutical products — trade	5,858	3,182
Pharmaceutical products — samples	1,145	492

Total	17,000	11,899

Inventory allowances	(857)	(677)

Inventories, net	$16,143	$11,222

Revenue Recognition
     The Company’s consolidated net revenues represent the Company’s net product sales and royalty agreement revenues. The following table sets forth the categories of the Company’s net revenues (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross product sales	$34,681	$25,868	$108,384	$53,959
Sales allowances	(11,603)	(5,734)	(29,845)	(11,100)

Net product sales	23,078	20,134	78,539	42,859
Royalty agreement revenue	—	457	237	1,244

Net revenues	$23,078	$20,591	$78,776	$44,103

NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill
     The Company’s goodwill balance as of September 30, 2009 and December 31, 2008 was $13.2 million and relates to the merger whereby the Company, which was then known as Critical Therapeutics, Inc. (“Critical Therapeutics”), merged (through a transitory subsidiary) with Cornerstone BioPharma Holdings, Inc. (“Cornerstone BioPharma”) on October 31, 2008 (the “Merger”). Cornerstone BioPharma was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with GAAP. Accordingly, the total purchase price of $25.2 million was allocated to acquired tangible and intangible assets and assumed liabilities of Critical Therapeutics based on their estimated fair values as of the closing date of the Merger. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill. No amount of the goodwill balance at September 30, 2009 will be deductible for income tax purposes.
Product Rights
     The following table represents product rights, net, as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Product rights	$141,949	$26,730
Less accumulated amortization	(11,556)	(9,028)

Product rights, net	$130,393	$17,702

     The Company amortizes the product rights related to its currently marketed products over their estimated useful lives, which, as of September 30, 2009, ranged from approximately five to ten years. As of September 30, 2009, the Company had $3.1 million of product rights related to products it expects to launch in the future. The Company expects to begin amortizing these rights upon the commercial launch of the first product using these rights over the estimated useful lives of the new products. The weighted-average amortization period for the Company’s product rights related to its currently marketed products is approximately nine years.
     On May 6, 2009, the Company entered into a series of agreements for a strategic transaction, subject to approval by the Company’s stockholders, with Chiesi Farmaceutici S.p.A. (“Chiesi”), whereby the Company agreed to issue Chiesi approximately 12.2 million shares of common stock in exchange for $15.5 million in cash, an exclusive license for the U.S. commercial rights to Chiesi’s CUROSURF® product and a two-year right of first offer on all drugs Chiesi intends to market in the United States. On July 27, 2009, the Company’s stockholders approved the Company’s issuance of the shares at a special stockholders’ meeting, and the transaction closed on July 28, 2009. The Company’s license agreement with Chiesi is for a ten-year initial term and thereafter will be automatically renewed for successive one-year renewal terms, unless earlier terminated by either party upon six months’ prior written notice. As part of this transaction, the Company’s president and chief executive officer and its executive vice president of manufacturing and trade agreed to sell to Chiesi an aggregate of 1.6 million shares of their common stock in the Company and enter into lockup, right of first refusal and option agreements with respect to approximately 80% of their remaining shares and vested and unvested options as of May 6, 2009.

     The total purchase price of approximately $119.3 million was determined based on the fair value of the shares of common stock issued using the closing market price on July 28, 2009, or $9.30, and the difference between the fair value of the aggregate 1.6 million shares sold by the Company’s president and chief executive officer and its executive vice president of manufacturing and trade on the date of closing and the amount paid by Chiesi for those shares. The total purchase price was allocated to tangible and intangible assets based on relative fair value. The related product rights of $107.6 million are being amortized over a period of 10 years. Although CUROSURF no longer has patent protection, the Company believes 10 years is an appropriate amortization period based on established product history, unique trade secret manufacturing process and management experience.
     On September 9, 2009, the Company acquired the commercial rights to the antibiotic FACTIVE® (gemifloxacin mesylate) in North America and certain countries in Europe, certain inventory and related assets and specific product-related liabilities from Oscient Pharmaceuticals Corporation (“Oscient”) for $8.1 million, which includes capitalized acquisition costs of $300,000. The purchase price was allocated to tangible and intangible assets and liabilities using a relative fair value basis.
     The following table represents the allocation of the purchase price as of September 30, 2009 (in thousands):

September 30,
2009
Inventory, net	$2,906
Product rights	7,613
Accrued product returns	(2,455)

Total purchase price	$8,064

     The Company is amortizing the product rights for FACTIVE of $7.6 million over a period of 58 months based on the future expiration of the patents associated with the product.
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
NOTE 5: ACCRUED EXPENSES
     The components of accrued expenses are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Accrued product returns	$11,783	$5,043
Accrued rebates	2,092	884
Accrued price adjustments and chargebacks	6,686	4,307
Accrued compensation and benefits	2,560	2,507
Accrued royalties	5,754	6,259
Accrued expenses, other	145	52

Total accrued expenses	$29,020	$19,052

NOTE 6: STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
     The following table shows the approximate amount of total stock-based compensation expense recognized for employees and non-employees based on the total grant date fair value of shares vested (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Employee	$2,102	$83	$2,930	$247
Non-employee	16	4	40	9

Total	$2,118	$87	$2,970	$256

     The following table shows the amount of total stock-based compensation expense recognized by classification in our statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
General and administrative	$1,783	$64	$2,564	$189
Sales and marketing	335	23	406	67

Total	$2,118	$87	$2,970	$256

     As a result of the strategic transaction with Chiesi (see Note 3), the vesting of 1,145,145 stock options and 342,633 shares of restricted stock accelerated. During the three and nine months ended September 30, 2009, the Company incurred additional stock-based compensation expense of approximately $1.8 million related to the acceleration of these stock options and shares of restricted stock, which is included in the tables above.
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
     There were 518,833 and 367,572 stock options granted and exercised, respectively, during the nine months ended September 30, 2009.
     The following table shows the assumptions used to value stock options granted during the nine months ended September 30, 2009:

Nine Months Ended
September 30,
2009
Estimated dividend yield	0.0%
Expected stock price volatility	75%
Risk-free interest rate	2.31-2.85%
Expected life of option (in years)	4.84
Weighted-average fair value per share	$5.54
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
     As of September 30, 2009, the aggregate intrinsic value of options outstanding and exercisable was $7.6 million and $7.1 million, respectively.

     As of September 30, 2009, there was $2.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.2 years.
Restricted Stock
     During the nine months ended September 30, 2009, 120,000 shares of restricted stock were issued and 433,367 shares vested. As of September 30, 2009, there were 102,500 restricted common shares outstanding and approximately $676,000 of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 3.65 years.
NOTE 7: INCOME TAXES
     The Company computes an estimated annual effective tax rate for interim financial reporting purposes. The estimated annual effective tax rate is used to compute the tax or benefit related to ordinary income or loss. Tax or benefit related to all other items is individually computed and recognized when the items occur. The Company’s effective tax rate for the three and nine months ended September 30, 2009 was 48.3% and 38.9%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2008 was 45.3% and 36.9%, respectively. The increase in the effective tax rate between the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008 was due primarily to the release of valuation allowances against the Company’s deferred tax assets during 2008. Upon release of the valuation allowances, the Company fully utilized its net operating loss (“NOL”) carryforwards during 2008. These NOL carryforwards were not acquired in the Merger and were previously fully offset by valuation allowances.
     The estimated annual effective tax rate for the year ending December 31, 2009 includes a benefit of approximately 2% related to a reduction in the valuation allowance offsetting deferred tax assets. As of the date of the Merger, Critical Therapeutics had approximately $64.0 million in deferred tax assets, primarily relating to NOL carryforwards and tax credits. The Company determined that utilization of these deferred tax assets was limited due to the requirements of Section 382 of the Internal Revenue Code. Therefore, the deferred tax assets resulting from these NOLs and tax credits were offset by a full valuation allowance. The reversal of the valuation allowance that relates to the Company’s use of these deferred tax assets in 2009 is approximately $277,000 and has been recorded as a reduction to tax expense. The Company has not established any other valuation allowances.
     As of September 30, 2009, the Company has no unrecognized tax benefits, including those that would affect the effective tax rate. There were no changes in unrecognized tax positions for the three or nine months ended September 30, 2009. The Company does not reasonably expect any change to the amount of unrecognized tax benefits within the next twelve months.
     The Company recognizes any annual interest and penalties related to uncertain tax positions as operating expenses in its statements of operations. For the three and nine months ended September 30, 2009, the Company recognized no interest or penalties related to uncertain tax positions in the statements of operations.
     The 2005 through 2008 tax years of the Company are open to examination by federal tax and state tax authorities. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years is under examination as of September 30, 2009.
NOTE 8: NET (LOSS) INCOME PER SHARE
     Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during each period. Diluted net (loss) income per share is computed by dividing net (loss) income by the sum of the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants and the impact of non-vested restricted stock grants.

     The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(538)	$3,307	$7,515	$6,131
Denominator:
Weighted-average common shares, basic	20,741,322	5,934,496	15,009,285	5,934,496
Dilutive effect of stock options, warrants and restricted stock	—	965,609	1,240,293	932,661

Weighted-average common shares, diluted	20,741,322	6,900,105	16,249,578	6,867,157

Net (loss) income per share, basic	$(0.03)	$0.56	$0.50	$1.03

Net (loss) income per share, diluted	$(0.03)	$0.48	$0.46	$0.89

Anti-dilutive weighted-average shares	3,108,446	—	1,096,426	—

     For the three months ended September 30, 2009, diluted net loss per share is the same as basic net loss per share because the effects of 1,939,178 potentially dilutive securities are anti-dilutive for the third quarter of 2009. These potentially dilutive securities have been included in the anti-dilutive weighted average shares shown above.
NOTE 9: COMMITMENTS AND CONTINGENCIES
Leases
     The Company leases its facilities, certain equipment and automobiles under non-cancelable operating leases expiring at various dates through 2016. The Company recognizes rent expense on a straight-line basis over the term of the lease, excluding renewal periods, unless renewal of the lease is reasonably assured. Rent expense was approximately $273,000 and $148,000 for the three months ended September 30, 2009 and 2008, respectively, and $708,000 and $397,000 for the nine months ended September 30, 2009 and 2008, respectively.
     On October 2, 2009, the Company entered into a lease modification agreement modifying the lease agreement for its corporate headquarters. The modification agreement increases leased space by 6,114 square feet to a total of 20,977 square feet. The Company will not be obligated to pay rent for the additional space for the first seven months of the term. The base rent for the additional space for the seven months following the abatement period will be approximately $11,800 per month. Subsequently, the aggregate rent for the entire 20,977 square feet under the lease agreement will be approximately $41,300 per month, or approximately $496,000 on an annual basis, subject to annual rent increases thereafter of 2.5%. In addition to rent, the Company is obligated to pay certain operating expenses and taxes. The modification agreement also entitles the Company to a first offer right on available space located on the property’s second floor during the remainder of the lease term.
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
     In August 2006, the Company entered into an agreement with Pharmaceutical Innovations, LLC (“Pharmaceutical Innovations”) for an exclusive license to a U.S. patent and know-how to manufacture, package, market and distribute various day-night products. In exchange for these rights, the Company is obligated to pay royalties based on a percentage of the products’ annual net sales. The royalty rate increases as the annual net sales increase. Minimum annual royalties are $300,000 per year under this agreement during the life of the licensed patent based on the products currently marketed by the Company. The Company exceeded the minimum annual royalty during the years ended December 31, 2007 and 2008. As of September 30, 2009, the Company has exceeded the minimum annual royalty for 2009.
     On July 1, 2001, the Company acquired from The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) (“The Feinstein Institute”), an exclusive worldwide license, under patent rights and know-how controlled by The Feinstein Institute relating to a cytokine called HMGB1, to make, use and sell products covered by the licensed patent rights and know-how. As partial consideration for the license, among other things, the Company agreed to make payments to The Feinstein Institute ranging from $50,000 to $275,000 for each additional distinguishable product depending on whether it was covered by the licensed patent rights or by the licensed know-how, in each case upon the achievement of specified development and regulatory milestones for the applicable licensed product. As of September 30, 2009, none of these milestones had been achieved. In addition, the Company is obligated to pay royalties to The Feinstein Institute based on product sales. In the event of no product sales, the Company will be required to pay minimum annual royalties of $15,000 in years 2009 through 2011 and $75,000 in years 2012 through the expiration in 2023 of the last-to-expire patent included in the licensed patent rights.
     The Company also has entered into two sponsored research and license agreements with The Feinstein Institute, one agreement in July 2001 related to identifying inhibitors and antagonists of HMGB1 and related proteins and a second agreement in January 2003 in the field of cholinergic anti-inflammatory technology, including alpha-7. Under the terms of these agreements, the Company acquired an exclusive worldwide license to make, use and sell products covered by the patent rights and know-how arising from the sponsored research. In connection with the July 2001 sponsored research and license agreement, the Company agreed to make payments to The Feinstein Institute ranging from $50,000 to $200,000 for each additional distinguishable product depending on whether it was covered by the licensed patent rights or by the licensed know-how. In connection with the January 2003 sponsored research and license agreement, the Company agreed to pay additional amounts in connection with the filing of any U.S. patent application or issuance of a U.S. patent relating to the field of cholinergic anti-inflammatory technology. The Company also agreed to make aggregate milestone payments to The Feinstein Institute of up to $1.5 million in both cash and shares of the Company’s common stock upon the achievement of specified development and regulatory approval milestones with respect to any licensed product. As of September 30, 2009, none of these milestones had been achieved. In addition, the Company is obligated to pay royalties to The Feinstein Institute based on product sales. Under the January 2003 sponsored research and license agreement, the Company agreed to pay minimum annual royalties beginning in 2008 to The Feinstein Institute, regardless of whether the Company sells any licensed products, of $100,000 in 2008, which minimum annual royalties amount will increase by $50,000 annually to a maximum of $400,000 in 2014, with a minimum annual royalty payment of $400,000 thereafter payable through the expiration in 2023 of the last-to-expire patent included in the licensed patent rights.
Supply Agreements
Concentrations
     The Company purchases inventory from pharmaceutical manufacturers. During the three and nine months ended September 30, 2009, two vendors accounted for 78% and 45% of the Company’s inventory purchases, respectively. During the three and nine months ended September 30, 2008, two vendors accounted for 54% and 45% of the Company’s inventory purchases, respectively. Three inventory vendors accounted for 28% and 25% of the Company’s accounts payable as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, the Company had outstanding purchase orders related to inventory totaling approximately $20.8 million and $4.3 million, respectively.
Vintage
     The Company has entered into an agreement with Vintage Pharmaceuticals, LLC (“Vintage”) under which Vintage will exclusively manufacture BALACET® 325, as well as the Company’s generic formulations of propoxyphene napsylate and acetaminophen, APAP 325 and APAP 500, for prices established by the agreement, subject to renegotiation at each anniversary date. The agreement expires in July 2010 and may be renewed for subsequent one-year terms.
Meiji
     In connection with the license agreement with Meiji Seika Kaisha, Ltd. (“Meiji”) dated October 12, 2006, as described in Note 15 to the Company’s consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, Meiji is the Company’s exclusive supplier of cefditoren pivoxil. Meiji is also the Company’s exclusive supplier of SPECTRACEF® 400 mg through October 2018 so long as Meiji is able to supply 100% of the Company’s requirements for this product. Additionally, Meiji is a non-exclusive supplier of SPECTRACEF 200 mg through October 2018. The Company is required to purchase from Meiji combined amounts of the API cefditoren pivoxil, SPECTRACEF 200 mg, SPECTRACEF 400 mg and sample packs of SPECTRACEF 400 mg exceeding $15.0 million for the first year beginning October 2008, $20.0 million for year two, $25.0 million for year three, $30.0 million for year four and $35.0 million for year five. If the Company does not meet its minimum purchase requirement in a given year, the Company must pay Meiji an amount equal to 50% of the shortfall in that year. The Company expects to exceed the minimum purchase requirements. These minimum purchase requirements cease to apply if a third-party generic cefditoren product is launched in the United States prior to October 12, 2011.

Shasun
     Shasun Pharma Solutions (“Shasun”) manufactures all of the Company’s commercial supplies of the zileuton API pursuant to an agreement dated February 8, 2005, as amended. The Company has committed to purchase zileuton API from Shasun in the amounts of $5.8 million in 2009 and $1.6 million in 2010, respectively, which are in excess of the Company’s minimum purchase requirements. The agreement will expire on the earlier of the date on which the Company has purchased a specified amount of the API for zileuton or December 31, 2011. Thereafter, the agreement will automatically extend for successive one-year periods after December 31, 2011, unless Shasun provides the Company with 18-months’ prior written notice of cancellation.
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
Patheon
     Patheon Pharmaceuticals, Inc. (“Patheon”) coats, conducts quality control, quality assurance and stability testing and packages commercial supplies of ZYFLO CR for the Company using uncoated ZYFLO CR tablets the Company supplies to Patheon. The Company has agreed to purchase from Patheon at least 50% of the Company’s requirements for such manufacturing services for ZYFLO CR for sale in the United States each year during the term of this agreement. The agreement’s current term extends to May 9, 2011, and will automatically continue for successive one-year periods thereafter, unless the Company provides Patheon with 12-months’ prior written notice of termination or Patheon provides the Company with 18-months’ prior written notice of termination.
     Patheon also manufactures all of the Company’s ZYFLO® immediate release tablets pursuant to a commercial manufacturing agreement. The Company has agreed to purchase from Patheon at least 50% of the Company’s commercial supplies of ZYFLO immediate-release tablets for sale in the United States each year for the term of the agreement. The agreement’s current term extends to September 15, 2011, and automatically continues for successive one-year periods thereafter, unless the Company provides Patheon with 12-months’ prior written notice of termination or Patheon provides the Company with 18-months’ prior written notice of termination.
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

Chiesi
     Chiesi manufactures all of the Company’s requirements for CUROSURF pursuant to a license and distribution agreement that became effective on July 28, 2009. Under the license and distribution agreement, Chiesi licensed and granted to the Company the exclusive distribution rights to Chiesi’s CUROSURF product in the United States. The Company pays Chiesi the greater of a percentage of net sales price for CUROSURF or the applicable floor price as set forth in the license and distribution agreement. The agreement has a ten-year term and will be renewed for successive one-year terms unless specified prior written notice is given.
DEY Co-Promotion and Marketing Services Agreement
     On March 13, 2007, the Company entered into an agreement, as amended, with Dey, L.P. (“DEY”), a wholly owned subsidiary of Mylan Inc., under which the Company and DEY agreed to jointly promote ZYFLO CR and ZYFLO. Under the co-promotion and marketing services agreement, the Company granted DEY an exclusive right to promote and detail ZYFLO CR and ZYFLO in the United States, together with the Company.
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
Product and Development Agreements
     In August 2006, the Company loaned Neos Therapeutics, L.P. (“Neos”) $500,000 under a secured subordinated promissory note agreement. In December 2006, the Company entered into a product development agreement with Neos providing the Company with an exclusive license to certain products under development utilizing Neos’s patent-pending time release suspension technology. Under the terms of the agreement, the note with Neos was forgiven. The Company has recorded the $500,000 consideration as product rights related to the time release suspension technology. The agreement, as amended and restated in August 2008, requires Neos to develop the first product at its own expense up to a defined milestone. After that milestone is achieved, the Company is required to reimburse Neos 110% of all direct costs incurred and pay hourly fees for personnel time incurred in the development of the products. The Company is also required to make milestone payments up to $1.0 million for each product based on specific events. As of September 30, 2009, the Company had not made any milestone payments. Upon commercialization, the Company would also pay Neos royalties based on a percentage of net sales.

     In December 2008, the Company entered into an additional development, license and services agreement with Neos to license certain Neos patent-pending technology. Under the agreement, Neos will perform development work on a new product candidate. The Company is required to pay hourly fees for the development work in addition to up to an aggregate of $400,000 in fees.
Research and Development Contracts
     As of September 30, 2009, the Company had outstanding commitments related to ongoing research and development contracts totaling approximately $1.5 million.
Legal Proceedings
     In 2007, the U.S. Patent and Trademark Office (“USPTO”) ordered a re-examination of a patent licensed to the Company that covers one or more of the Company’s day-night products. Subsequently, in October 2007, the Company filed suit against a pharmaceutical company in the U.S. District Court for the Eastern District of North Carolina alleging infringement of the patent. In November 2007, before a response to the Company’s claims was due, the defendant moved to stay the litigation pending the re-examination of the Company’s patent. The court granted defendants’ motion and stayed the litigation pending the re-examination of the patent in February 2008. In proceedings before a re-examination examiner in the USPTO, the examiner rejected certain claims of the patent as failing to satisfy the novelty and non-obviousness criteria for U.S. patent claims. The patent owner appealed to the USPTO Board of Patent Appeals and Interferences in June 2008, seeking reversal of the examiner’s rejections. Additionally, in September 2008, the defendant requested that the USPTO re-examine a related second patent licensed to the Company by an affiliate of the licensor of the first patent. The USPTO granted this request and ordered a re-examination of the second patent in August 2008. In June 2009, the re-examination examiner issued an office action, rejecting certain claims of this related second patent as failing to satisfy the novelty and non-obviousness criteria for U.S. patent claims. In August 2009, the patent owner filed an amendment to the claims under the patent and requested reconsideration of the office action issued in June 2009. The Company’s intellectual property counsel believes that valid arguments exist for distinguishing the claims of the Company’s patents over the references cited in the requests for re-examination. In cooperation with the licensors of these two patents, the Company intends to vigorously pursue its claims and to vigorously defend against any counterclaims that might be asserted.
NOTE 10: RELATED PARTY TRANSACTIONS
     Chiesi, the Company’s majority stockholder, manufactures all of the Company’s requirements for CUROSURF pursuant to a license and distribution agreement that became effective on July 28, 2009. The Company began promoting and selling CUROSURF in September 2009. Inventory purchases from Chiesi aggregated $3.5 million for the three and nine months ended September 30, 2009. Accounts payable at September 30, 2009 include $1.2 million due to Chiesi.
NOTE 11: SUBSEQUENT EVENTS
     The Company evaluated all events or transactions that occurred after September 30, 2009 through November 4, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or nonrecognizable subsequent events.
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

Background
     Cornerstone Therapeutics Inc. (“Cornerstone,” “we,” “our,” or “us”) is a specialty pharmaceutical company focused on acquiring, developing and commercializing significant products primarily for the respiratory and related markets. Our commercial strategy is to in-license or acquire rights to underpromoted, patent-protected, branded respiratory or related pharmaceutical products or late-stage product candidates; implement life cycle management strategies to maximize the potential value and competitive position of our currently marketed products, newly acquired products and product candidates that are currently in development; grow product revenue through our specialty sales force, which is focused on the respiratory and related markets; and maintain and strengthen the intellectual property position of our currently marketed products, newly acquired products and product candidates. We currently market our products only in the United States.
     On October 31, 2008, Critical Therapeutics, Inc., or Critical Therapeutics, and Cornerstone BioPharma Holdings, Inc., or Cornerstone BioPharma, completed their previously announced merger. Cornerstone BioPharma’s reasons for the merger included, among other things, the opportunity to expand its respiratory product portfolio, the potential for enhanced future growth and value and the ability to access additional capital. Because former Cornerstone BioPharma stockholders owned, immediately following the merger, approximately 70% of the combined company on a fully diluted basis and as a result of certain other factors, Cornerstone BioPharma was deemed to be the acquiring company for accounting purposes and the transaction was treated as a reverse acquisition in accordance with accounting principles generally accepted in the United States, or GAAP. Accordingly, for all purposes, our financial statements for periods prior to the merger reflect the historical results of Cornerstone BioPharma, and not Critical Therapeutics, and our financial statements for all subsequent periods reflect the results of the combined company. In addition, unless specifically noted otherwise, discussions of our financial results throughout this document do not include the historical financial results of Critical Therapeutics (including sales of ZYFLO CR® and ZYFLO®) prior to the completion of the merger.
     On May 6, 2009, we entered into a series of agreements for a strategic transaction, subject to approval by our stockholders, with Chiesi Farmaceutici S.p.A., or Chiesi, whereby we agreed to issue Chiesi approximately 12.2 million shares of common stock in exchange for $15.5 million in cash, an exclusive license for the U.S. commercial rights to Chiesi’s CUROSURF® product and a two-year right of first offer on all drugs Chiesi intends to market in the United States. Our license agreement with Chiesi is for a ten-year initial term and thereafter will be automatically renewed for successive one-year renewal terms, unless earlier terminated by either party upon six- months’ prior written notice. As part of this transaction, our president and chief executive officer and our executive vice president of manufacturing and trade agreed to sell to Chiesi an aggregate of 1.6 million of their shares of our common stock and enter into lockup, right of first refusal and option agreements with respect to their remaining shares. In addition, certain of our other executive officers entered into lockup agreements with Chiesi with respect to their shares of our common stock and are entitled to receive certain equity incentives from us. On July 27, 2009, our stockholders approved our issuance of the shares at a special stockholders’ meeting, and the transaction closed on July 28, 2009. The transaction was considered a change of control as defined in certain employment arrangements between us and various employees, which caused the acceleration of vesting of 1.1 million stock options and 342,633 shares of restricted stock held by these employees. As a result of this acceleration of vesting, we recorded additional stock-based compensation expense of $1.8 million in the three months ended September 30, 2009.
     CUROSURF is a natural lung surfactant and a world-leading treatment approved by the FDA for Respiratory Distress Syndrome in premature infants. CUROSURF is currently available in over 60 countries, including the United States and most of Europe, and has been administered to over one million infants since 1992. Respiratory Distress Syndrome affects approximately ten of every 100 premature infants in the United States, or approximately 50,000 babies, each year. Respiratory Distress Syndrome can lead to serious complications and is one of the most common causes of neonatal mortality.
     We began marketing, promoting and earning revenues from CUROSURF in the third quarter of 2009. There is no assurance that we will achieve the sales level for CUROSURF that was achieved by Chiesi’s prior licensee of the U.S. rights to this product.
     On July 14, 2009, our previously submitted regulatory filing for our antitussive product candidate, CRTX 067, was accepted for review by the FDA.
     On September 9, 2009, we acquired the commercial rights to the antibiotic FACTIVE® (gemifloxacin mesylate) in North America and certain countries in Europe, certain inventory and related assets and specific product-related liabilities from Oscient Pharmaceuticals Corporation, or Oscient for $8.1 million, which includes acquisition costs of $300,000. The purchase price was allocated to inventory, product rights and an accrual for product returns using a relative fair value basis. We began earning revenues from FACTIVE in September 2009; however, our marketing and promotion began in October 2009.
Current Marketed Products
     We currently promote CUROSURF, SPECTRACEF®, ZYFLO CR, FACTIVE and the ALLERX® Dose Pack family of products. In addition, we have a co-promotion agreement with Dey, L.P., or DEY, for the exclusive co-promotion along with us of ZYFLO CR and ZYFLO. Under the DEY co-promotion agreement, we pay DEY a co-promotion fee equal to the ratio of total prescriptions written by certain pulmonary specialists to total prescriptions during the applicable period multiplied by a percentage of quarterly net sales of ZYFLO CR and ZYFLO, after third-party royalties. We currently generate revenues from product sales and royalties from the sale of other products that we do not actively promote. Of these, our HYOMAX® and propoxyphene/acetaminophen families of products have generated the most net revenues to date for us. Of our marketed products that we do not promote, only BALACET® 325 and APAP 325, our generic equivalent of BALACET 325, are currently promoted by a third party.
     The HYOMAX line of products consists of formulations of four antispasmodic medications containing the active pharmaceutical ingredient, or API, hyoscyamine sulfate, an anticholinergic, which may be prescribed for various gastrointestinal disorders. We launched our first HYOMAX product in May 2008. We pay Sovereign Pharmaceuticals, Ltd., or Sovereign, its costs to manufacture the HYOMAX products exclusively for us, as well as a royalty based on a share of the net profits realized from the sale of the products. Although our HYOMAX line of products consists of formulations without patent protection, until the second quarter of 2009, this product line experienced limited competition. However, we are now experiencing increased market competition with respect to a number of our HYOMAX products, and we may experience additional competition in the future. As competition for our HYOMAX line of products increases, we expect that our market share and the price of our HYOMAX products will continue to decline. The extent of the decline will depend on several factors, including, among others, the number of competitors and the pricing strategy of the new competitors.
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
     From time to time, we implement price increases on our branded products. Our branded and generic products are subject to rebates, chargebacks and other sales allowances that have the effect of decreasing the net revenues that we ultimately realize from product sales. Our generic products are also subject to substantial price competition from equivalent generic products introduced by other pharmaceutical companies. Such competition decreases our net revenues from the sale of our generic products.
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
     We contract with third parties to manufacture all of our products and product candidates. Changes in the price of raw materials and manufacturing costs could adversely affect our gross margins on the sale of our products. Changes in our mix of products sold also will result in variations in our cost of product sales. Accordingly, our gross margins change as our product mix is altered by changes in demand for our existing products or the launch of new products.
Sales and Marketing Expenses
     Our sales and marketing expenses consist of labor, benefits and related employee expenses for personnel in our sales, marketing and sales operations functions; advertising and promotion costs, including the costs of samples; and the fees we pay under our co-promotion agreements to third parties to promote our products, which are based on a percentage of net profits from product sales, determined in accordance with the particular agreement. The most significant component of our sales and marketing expenses is labor, benefits and related employee expenses. We expect that our sales and marketing expenses will continue to increase as we expand our sales and marketing infrastructure to support additional products and product lines and as a result of increased co-promotion fees due to greater product sales.
Royalty Expenses
     Royalty expenses include the contractual amounts we are required to pay the licensors from which we have acquired the rights to our marketed products or third parties to whom we pay royalties under settlement agreements relating to our products. Royalties are generally based on a percentage of the products’ net sales, with the exception of one product line for which the royalties are based on a percentage of the net profits earned by us on the sales of the products. Although product mix affects our royalties, we generally expect that our royalty expenses will increase as total net product sales increase.
General and Administrative Expenses
     General and administrative expenses primarily include labor, benefits and related employee expenses for personnel in executive, finance, accounting, business development, information technology, regulatory/medical affairs and human resource functions. Other costs include facility costs not otherwise included in sales and marketing or research and development expenses and professional fees for legal and accounting services. General and administrative expenses also consist of the costs of maintaining and overseeing our intellectual property portfolio, which include the cost of external legal counsel and the mandatory fees of the U.S. Patent and Trademark Office, or USPTO, and foreign patent and trademark offices. General and administrative expenses also include depreciation expense for our property and equipment, which we depreciate over the estimated useful lives of the assets using the straight-line method. We expect that general and administrative expenses will increase as we continue to build the infrastructure necessary to support our commercialization and product development activities and to meet our compliance obligations as a public company. In addition, during the nine months ended September 30, 2009, we have incurred additional legal, accounting and related costs of approximately $1.8 million and additional stock-based compensation expense of $1.5 million relating to our strategic transaction with Chiesi.
Research and Development Expenses
     Research and development expenses consist of product development expenses incurred in identifying, developing and testing our product candidates. Product development expenses consist primarily of labor, benefits and related employee expenses for personnel directly involved in product development activities; fees paid to professional service providers for monitoring and analyzing clinical trials; expenses incurred under joint development agreements; regulatory costs; costs of contract research and manufacturing; and the cost of facilities used by our product development personnel. We expense product development costs as incurred. We believe that significant investment in product development is important to our competitive position and plan to increase our expenditures for product development to realize the potential of the product candidates that we are developing or may develop.
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
Amortization of Product Rights
     We capitalize our costs to license product rights from third parties as such costs are incurred and amortize these amounts on a straight-line basis over the estimated useful life of the product or the remaining trademark or patent life. We re-evaluate the useful life of our products on an annual basis to determine whether the value of our product rights has been impaired and appropriately adjust amortization to account for such impairment. Amortization of product rights is expected to increase in the future as we begin amortizing product rights related to new products.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2009 and 2008
     The following table sets forth certain consolidated statement of operations data for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2009	2008	$	%

Net product sales
ALLERX Dose Pack product family	$3,541	$6,143	$(2,602)	(42)%
SPECTRACEF product family	1,554	(327)	1,881	575
BALACET 325	958	1,034	(76)	(7)
HYOMAX product family	7,616	12,547	(4,931)	(39)
ZYFLO product family (1)	5,034	—	5,034	NM
CUROSURF	2,153	—	2,153	NM
FACTIVE	91	—	91	NM
Other currently marketed products	2,131	737	1,394	189

Total net product sales	23,078	20,134	2,944	15
Royalty agreement revenues	—	457	(457)	(100)

Net revenues	23,078	20,591	2,487	12
Cost of product sales (exclusive of amortization of product rights)	4,143	1,604	2,539	158
Sales and marketing	8,226	3,775	4,451	118
Royalties	4,593	6,844	(2,251)	(33)
General and administrative	4,950	1,273	3,677	289
Research and development	691	568	123	22
Amortization of product rights	1,507	109	1,398	1283
Other charges	10	35	(25)	(71)

(Loss) income from operations	(1,042)	6,383	(7,425)	(116)
Interest income (expense), net	1	(333)	(334)	(100)

(Loss) income before income taxes	(1,041)	6,050	(7,091)	(117)
Benefit from (provision for) income taxes	503	(2,743)	(3,246)	(118)

Net (loss) income	$(538)	$3,307	$(3,845)	(116)%

(1)	Does not include the historical sales of ZYFLO CR and ZYFLO made by Critical Therapeutics.

NM	Not meaningful.
Net Revenues
     Net Product Sales
     ALLERX Dose Pack product family net product sales decreased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decline in product sales was due primarily to decreased volume of the ALLERX PE and the ALLERX DF formulations as a result of competition.
     SPECTRACEF product family net product sales increased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily due to sales force expansion and increased promotion. In addition, in August 2008, we revised our coupon program and increased our existing provision for coupon redemption by $1.0 million.
     BALACET 325 net product sales decreased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily due to the increase in sales of APAP 325, our generic formulation of BALACET 325. Net product sales for APAP 325 were $1.0 million for the three months ended September 30, 2009 compared to $635,000 for the three months ended September 30, 2008 and are included in other currently marketed products. We expect that APAP 325 will continue to challenge BALACET 325 for market share.
     HYOMAX net product sales decreased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily due to increased competition from other manufacturers, as well as timing of the launches of the HYOMAX products during 2008. We launched the first HYOMAX product in May 2008, the second and third in July 2008 and the fourth in September 2008.
     ZYFLO CR and ZYFLO net product sales were $5.0 million for the three months ended September 30, 2009. As noted above, our historical financial results for the three months ended September 30, 2008 do not include sales of ZYFLO CR and ZYFLO by Critical Therapeutics prior to the completion of our October 31, 2008 merger.
     CUROSURF net product sales were $2.2 million for the three months ended September 30, 2009. We acquired the CUROSURF product rights from Chiesi during the third quarter of 2009 and began promoting and selling CUROSURF in September 2009.
     FACTIVE net product sales were $91,000 for the three months ended September 30, 2009. We acquired the FACTIVE product rights and related inventory from Oscient on September 9, 2009. We began earning revenues from FACTIVE in September 2009; however, we did not begin marketing and promoting FACTIVE until October 2009.
     Royalty Agreement Revenues. Royalty agreement revenues decreased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily due the expiration of our supply and marketing agreement with Pliva for APAP 500 in December 2008. Subsequent to the expiration of the supply and marketing agreement, we began marketing APAP 500. Net product sales for APAP 500 were $956,000 for the three months ended September 30, 2009 and are included in other currently marketed products.
Costs and Expenses
     Cost of Product Sales. Cost of product sales (exclusive of amortization of product rights of $1.5 million and $109,000 for the three months ended September 30, 2009 and 2008, respectively) increased $2.5 million, or 158%, during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.
     Gross margin (exclusive of royalty agreement revenues and amortization of product rights) was as follows (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2009	2008	$	%
Net product sales	$23,078	$20,134	$2,944	15%
Cost of product sales (exclusive of amortization of product rights)	4,143	1,604	2,539	158

Gross margin	$18,935	$18,530	$405	2%

% of net product sales	82%	92%		(10)%
     Gross margin for the three months ended September 30, 2009 decreased ten percentage points compared to the three months ended September 30, 2008. The decrease in gross margin was primarily due to the relatively higher portion of our net product sales in the third quarter of 2009 derived from products that have lower gross margins (including ZYFLO CR and CUROSURF) as compared to our product mix in the third quarter of 2008. We recorded inventory write-offs of $25,000 for the three months ended September 30, 2009 and $0 for the three months ended September 30, 2008. These adjustments were necessary to adequately state reserves related to excess or obsolete inventory that, due to its expiration dating, would not be sold.

     Sales and Marketing Expenses. Sales and marketing expenses increased $4.5 million, or 118%, during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This increase was primarily due to increases in labor and benefits-related costs as a result of the growth of our sales force and management team; marketing and promotional spending relating to the launch of ZYFLO CR, FACTIVE and CUROSURF; co-promotion expenses relating to ZYFLO CR; travel-related expenses due to the increased number of sales representatives; and consulting expenses relating to increased market research.
     Royalty Expenses. Royalty expenses decreased $2.3 million, or 33%, during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This decrease was primarily due to lower net revenues of the HYOMAX products offset by royalties relating to ZYFLO CR and ZYFLO, which were acquired in our October 31, 2008 merger.
     General and Administrative Expenses. General and administrative expenses increased $3.7 million, or 289%, during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This increase was primarily due to increases in labor and benefits-related employee expenses and travel-related expenses due to the expansion of our workforce; legal and accounting costs, most of which relate to increased regulatory requirements as a result of our becoming a public company and costs associated with the Chiesi transaction; FDA regulatory-related fees; and product liability and other insurance related costs. Costs associated with the Chiesi transaction during the three months ended September 30, 2009 included $1.5 million of additional stock-based compensation expense due to acceleration of certain stock options and shares of restricted stock and $300,000 of legal, accounting and related fees.
     Research and Development Expenses. Research and development expenses increased $123,000, or 22%, during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Our product development expenses for particular product candidates vary significantly from period to period depending on the product development stage and the nature and extent of the activities undertaken to advance the product candidate’s development in a given reporting period.
     Amortization of Product Rights. Amortization of product rights increased $1.4 million, or 1,283%, during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This increase was primarily due to the amortization of ZYFLO CR and CUROSURF product rights. We added ZYFLO CR to our product portfolio as a result of our October 31, 2008 merger. We added CUROSURF to our product portfolio as a result of the July 28, 2009 closing of our strategic transaction with Chiesi, and we began promoting and selling CUROSURF in September 2009.
Interest Expense, Net
     Net interest expense decreased $334,000, or 100%, during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease was due to the conversion of our promissory note with Carolina Pharmaceuticals Ltd., or the Carolina Note, into common stock on October 31, 2008 in connection with our merger.
Benefit from (Provision for) Income Taxes
     The benefit from income taxes was $503,000 for the three months ended September 30, 2009 compared to the provision for income taxes of $2.7 million for the three months ended September 30, 2008. Our effective tax rates for the three months ended September 30, 2009 and 2008 were 48.3% and 45.3%, respectively. The increase in the effective tax rate was due primarily to the release of valuation allowances against our deferred tax assets during 2008. Upon release of the valuation allowances, we fully utilized our net operating loss carryforwards, thereby reducing total income tax expense for the three months ended September 30, 2008.

Comparison of the Nine Months Ended September 30, 2009 and 2008
     The following table sets forth certain consolidated statement of operations data for the periods indicated (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2009	2008	$	%
Net product sales
ALLERX Dose Pack product family	$22,984	$19,009	$3,975	21%
SPECTRACEF product family	6,896	1,468	5,428	370
BALACET 325	2,762	4,137	(1,375)	(33)
HYOMAX product family	25,017	17,021	7,996	47
ZYFLO product family (1)	13,837	—	13,837	NM
CUROSURF	2,153	—	2,153	NM
FACTIVE	91	—	91	NM
Other currently marketed products	4,799	1,224	3,575	292

Total net product sales	78,539	42,859	35,680	83
Royalty agreement revenues	237	1,244	(1,007)	(81)

Net revenues	78,776	44,103	34,673	79
Cost of product sales (exclusive of amortization of product rights)	10,245	3,102	7,143	230
Sales and marketing	20,145	11,309	8,836	78
Royalties	16,535	11,648	4,887	42
General and administrative	13,837	5,084	8,753	172
Research and development	3,041	1,173	1,868	159
Amortization of product rights	2,528	957	1,571	164
Other charges	41	62	(21)	(34)

Income from operations	12,404	10,768	1,636	15
Interest expense, net	(113)	(1,055)	(942)	(89)

Income before income taxes	12,291	9,713	2,578	27
Provision for income taxes	(4,776)	(3,582)	1,194	33

Net income	$7,515	$6,131	$1,384	23%

(1)	Does not include the historical sales of ZYFLO CR and ZYFLO made by Critical Therapeutics.

NM	Not meaningful.
Net Revenues
     Net Product Sales.
     ALLERX Dose Pack product family net product sales increased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The growth in product sales was due primarily to higher volume of ALLERX 10/ALLERX 30, offset by decreased volume of the ALLERX PE and the ALLERX DF formulations as a result of competition.
     SPECTRACEF product family net product sales increased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to the launch of the SPECTRACEF 400 mg Dose Packs in late 2008.
     BALACET 325 net product sales decreased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to our launch of APAP 325 in July 2008. Net product sales for APAP 325 were $2.7 million and $635,000 for the nine months ended September 30, 2009 and 2008, respectively, and are included in other currently marketed products.
     HYOMAX net product sales increased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to the timing of the launches of the HYOMAX products during 2008. We launched the first HYOMAX product in May 2008, the second and third in July 2008 and the fourth in September 2008.

     ZYFLO CR and ZYFLO net product sales were $13.8 million for the nine months ended September 30, 2009. As noted above, our historical financial results for the nine months ended September 30, 2008 do not include sales of ZYFLO CR and ZYFLO by Critical Therapeutics prior to the completion of our October 31, 2008 merger.
     CUROSURF net product sales were $2.2 million for the nine months ended September 30, 2009. We acquired the CUROSURF product rights from Chiesi during the third quarter of 2009 and began promoting and selling CUROSURF in September 2009.
     FACTIVE net product sales were $91,000 for the nine months ended September 30, 2009. We acquired the FACTIVE product rights and related inventory from Oscient on September 9, 2009. We began earning revenues from FACTIVE in September 2009; however, we did not begin marketing and promoting FACTIVE until October 2009.
     Royalty Agreement Revenues. Royalty agreement revenues decreased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due the expiration of our supply and marketing agreement with Pliva for APAP 500 in December 2008. Subsequent to the expiration of the supply and marketing agreement, we began marketing APAP 500. Net product sales for APAP 500 were $1.4 million for the nine months ended September 30, 2009, and are included in other currently marketed products.
Costs and Expenses
     Cost of Product Sales. Cost of product sales (exclusive of amortization of product rights of $2.5 million and $957,000 for the nine months ended September 30, 2009 and 2008, respectively) increased $7.1 million, or 230%, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
     Gross margin (exclusive of royalty agreement revenues and amortization of product rights) was as follows (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2009	2008	$	%
Net product sales	$78,539	$42,859	$35,680	83%
Cost of product sales (exclusive of amortization of product rights)	10,245	3,102	7,143	230

Gross margin	$68,294	$39,757	$28,537	72%

% of net product sales	87%	93%		(6)%
     Gross margin for the nine months ended September 30, 2009 decreased six percentage points compared to the nine months ended September 30, 2008. The decrease in gross margin was primarily due to the relatively higher portion of our net product sales in the first nine months of 2009 derived from products that have lower gross margins (including ZYFLO CR, SPECTRACEF and HYOMAX), as compared to our product mix in the first nine months of 2008. We recorded inventory write-offs of $560,000 for the nine months ended September 30, 2009 and $55,000 for the nine months ended September 30, 2008. These adjustments were necessary to adequately state reserves related to excess or obsolete inventory that, due to its expiration dating, would not be sold.
     Sales and Marketing Expenses. Sales and marketing expenses increased $8.8 million, or 78%, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase was primarily due to increases in labor and benefits-related costs as a result of the growth of our sales force and management team; marketing and promotional spending relating to the launch of ZYFLO CR, SPECTRACEF 400 mg, FACTIVE and CUROSURF; co-promotion expenses relating to ZYFLO CR; travel-related expenses due to the increased number of sales representatives; and consulting expenses relating to increased market research.
     Royalty Expenses. Royalty expenses increased $4.9 million, or 42%, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase was primarily due to the launches of our HYOMAX products, the first of which occurred in May 2008; increased net product sales of the ALLERX family of products; and royalties relating to ZYFLO CR and ZYFLO, which were acquired in our October 31, 2008 merger.

     General and Administrative Expenses. General and administrative expenses increased $8.8 million, or 172%, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase was primarily due to increases in labor and benefits-related employee expenses and travel-related expenses due to the expansion of our workforce; legal and accounting costs, most of which relate to increased regulatory requirements as a result of our becoming a public company and costs associated with the Chiesi transaction; FDA regulatory-related fees; and product liability and other insurance related costs. Costs associated with the Chiesi transaction during the nine months ended September 30, 2009 included $1.5 million of additional stock-based compensation expense due to acceleration of certain stock options and shares of restricted stock and $1.8 million of legal, accounting and related fees.
     Research and Development Expenses. Research and development expenses increased $1.9 million, or 159%, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase was primarily due to the manufacturing of and studies conducted on a product candidate, as well as stability studies for existing products.
     Our product development expenses for particular product candidates vary significantly from period to period depending on the product development stage and the nature and extent of the activities undertaken to advance the product candidate’s development in a given reporting period.
     Amortization of Product Rights. Amortization of product rights increased $1.6 million, or 164%, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase was primarily due to the amortization of ZYFLO CR and CUROSURF product rights. We added ZYFLO CR to our product portfolio as a result of our October 31, 2008 merger. We added CUROSURF to our product portfolio as a result of the July 28, 2009 closing of our strategic transaction with Chiesi, and we began promoting and selling CUROSURF in September 2009.
Interest Expense, Net
     Net interest expense decreased $942,000, or 89%, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease was due to the conversion of the Carolina Note into common stock on October 31, 2008 in connection with our merger.
Provision for Income Taxes
     The provision for income taxes was $4.8 million for the nine months ended September 30, 2009 compared to $3.6 million for the nine months ended September 30, 2008. Our effective tax rates for the nine months ended September 30, 2009 and 2008 were 38.9% and 36.9%, respectively. The increase in the effective tax rate was due primarily to the release of valuation allowances against our deferred tax assets during 2008. Upon release of the valuation allowances, we fully utilized our net operating loss carryforwards, thereby reducing total income tax expense for the nine months ended September 30, 2008.
Liquidity and Capital Resources
Sources of Liquidity
     We require cash to meet our operating expenses and for working capital, capital expenditures, acquisitions and in-licenses of rights to products and principal and interest payments on any debt we may have outstanding. To date, we have funded our operations primarily from product sales, royalty agreement revenues and borrowings under the Carolina Note and our line of credit with Paragon Commercial Bank, or Paragon. We borrowed $13.0 million under the Carolina Note in April 2004. In connection with the closing of our merger, all of the outstanding principal amount of the Carolina Note of approximately $9.0 million was exchanged for 6,064,731 shares of Cornerstone BioPharma’s common stock (which was exchanged for 1,443,913 shares of our common stock in the merger). As of September 30, 2009, we had $11.0 million in cash and cash equivalents. Effective May 4, 2009, we exercised our right to terminate the Paragon line of credit. There were no borrowings on the Paragon line of credit at any time during 2009 prior to its termination. In July 2009, in connection with the consummation of our strategic transaction with Chiesi, among other consideration, we received approximately $15.5 million in cash.

Cash Flows
     The following table provides information regarding our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Cash (used in) provided by:
Operating activities	$(8,993)	$9,814
Investing activities	(5,119)	(3,344)
Financing activities	15,818	(2,210)

Net increase in cash and cash equivalents	$1,706	$4,260

Net Cash (Used In) Provided By Operating Activities
     Our primary sources of operating cash flows are product sales and royalty agreement revenues. Our primary uses of cash in our operations are for inventories and other costs of product sales, sales and marketing expenses, royalties, and general and administrative expenses.
     Net cash used in operating activities for the nine months ended September 30, 2009 reflected our net income of $7.5 million, adjusted by non-cash expenses totaling $3.8 million and changes in accounts receivable, inventories, income taxes payable, accrued expenses and other operating assets and liabilities totaling $20.3 million. Non-cash items included amortization and depreciation of $2.7 million, change in allowances for prompt payment discounts and inventory obsolescence of $2.8 million, stock-based compensation of $3.0 million and changes in deferred income tax of $4.7 million. Accounts receivable increased by $16.8 million from December 31, 2008 to September 30, 2009, primarily due to increased net product sales. Inventories increased by $5.3 million from December 31, 2008 to September 30, 2009, primarily due to the purchase of $2.8 million of FACTIVE API and finished goods and purchases of CUROSURF. Prepaid expenses and other assets increased by $2.1 million, primarily due to voucher programs and prepayments on purchases of API not yet received into inventory. Accounts payable decreased by $2.2 million from December 31, 2008 to September 30, 2009, primarily due to decreased payables related to the 2008 merger and manufacturing, product development and marketing expenses. Accrued expenses increased by $5.8 million from December 31, 2008 to September 30, 2009, primarily due to increased returns, rebates and chargebacks resulting from increased product sales, offset, in part, by a decrease in accrued bonuses. Income taxes payable (exclusive of income taxes payable assumed in the merger) increased by $228,000 from December 31, 2008 to September 30, 2009.
     Net cash provided by operating activities for the nine months ended September 30, 2008 reflected our net income of $6.1 million, adjusted by non-cash expenses totaling $2.9 million and changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities totaling $804,000. Non-cash items included amortization and depreciation of $1.0 million, change in allowances for prompt payment discounts and inventory obsolescence of $1.6 million and stock-based compensation of $256,000.
Net Cash Used in Investing Activities
     Net cash used in investing activities for the nine months ended September 30, 2009 primarily reflected the purchase of FACTIVE product rights for $5.2 million and property and equipment for $250,000, offset by net proceeds from the sale of marketable securities of $300,000.
     Net cash used in investing activities for the nine months ended September 30, 2008 primarily reflected the purchase of product rights for $2.3 million and acquisition costs of $1.0 million.
Net Cash Provided by (Used in) Financing Activities
     Net cash provided by financing activities for the nine months ended September 30, 2009 reflected proceeds of $15.5 million from our issuance of shares of common stock to Chiesi and common stock option exercises of $401,000, offset by payment of capital leases and payment for cancellation of warrants.
     Net cash used in financing activities for the nine months ended September 30, 2008 reflected net payments on the Paragon line of credit and the Carolina Note of $1.8 million and $460,000, respectively.
Funding Requirements
     We expect to continue to incur significant development expenses as we advance the development, including clinical testing, of our product candidates, including our SPECTRACEF line extensions, CRTX 058, CRTX 067 and

CRTX 069. To the extent that our development efforts for our product candidates are successful, we expect to incur significant regulatory expenses seeking FDA approval.
     We also expect to incur additional expenses to add operational, financial and management information systems and personnel, including personnel to support our product development efforts. We also plan to incur significant commercialization expenses as we expand our sales team and marketing capabilities to support the launch of CUROSURF and FACTIVE and to prepare for the commercial launch of future products, subject to FDA approval. Accordingly, we will need to increase our revenues to be able to sustain and increase our profitability on an annual and quarterly basis. There is no assurance that we will be able to do so. Our failure to achieve consistent profitability could impair our ability to raise capital, expand our business, diversify our product offerings and continue our operations.
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
     As of September 30, 2009, we had approximately $11.0 million of cash and cash equivalents on hand. Effective May 4, 2009, we exercised our right to terminate our line of credit with Paragon. There were no penalties associated with the early termination of the line of credit.
     Based on our current operating plans, we believe that our existing cash and cash equivalents and targeted revenues from product sales will be sufficient to continue to fund our existing level of operating expenses and capital expenditure requirements for the foreseeable future.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as we have not conducted necessary testing to confirm the material weakness in our internal control over financial reporting described in our annual report on Form 10-K for the year ended December 31, 2008 has been effectively remediated.
Changes in Internal Control Over Financial Reporting
     As discussed in our annual report on Form 10-K for the year ended December 31, 2008, our management initiated a comprehensive assessment of our internal control over financial reporting. As a result of this assessment, management identified a material weakness related to our lack of a sufficient number of personnel in our accounting and finance department with appropriate accounting knowledge and experience to record our financial results in conformity with GAAP, which prevents us from being able to timely and effectively close our books at the end of each interim and annual period. While we believe that we have taken the appropriate actions to remediate the material weakness as of September 30, 2009, with the expansion of our accounting and finance department and remediation of related disclosure controls, we have not conducted necessary testing to confirm that the material weakness has been effectively remediated. Additionally, our assessment of our internal control over financial reporting is not complete; accordingly, our management may identify additional material weaknesses as part of its assessment. We expect to complete the assessment process during the fourth quarter of 2009.
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On June 13, 2008, counsel for Vision filed in the USPTO a request for re-examination of certain claims under U.S. patent number 6,843,372, or the ‘372 Patent, which we believe covers our current formulation of ALLERX 10 Dose Pack and ALLERX 30 Dose Pack, as well as ALLERX Dose Pack PE and ALLERX Dose Pack PE 30. Our counsel reviewed the request for re-examination and the patents and publications cited by counsel for Vision, and our counsel have concluded that valid arguments exist for distinguishing the claims of the ‘372 Patent over the references cited in the request for re-examination. On June 18, 2009, the USPTO examiner issued an office action, rejecting claims of the ‘372 Patent as failing to satisfy the novelty and non-obviousness criteria for U.S. patent claims, in view of the patents and publications cited by Vision. On August 18, 2009, the patent owner, Pharmaceutical Innovations, LLC, or Pharmaceutical Innovations, filed an amendment to the claims and request for reconsideration of the office action issued on June 18, 2009. If the USPTO re-examination examiner maintains one or more of the USPTO rejections of the claims of the ‘372 Patent, Pharmaceutical Innovations may appeal to the Board of Patent Appeals to seek reversal of the examiner’s rejections. If the Board of Patent Appeals thereafter affirms the examiner’s rejections, Pharmaceutical Innovations could take various further actions, including requesting reconsideration by the Board of Patent Appeals, filing a further appeal to the U.S. Court of Appeals for the Federal Circuit or instituting a reissue of the ‘372 Patent with narrowed claims. The further proceedings involving the ‘372 Patent therefore may be lengthy in duration, and may result in invalidation of some or all of the claims of the ‘372 Patent.
     In February 2008, we filed a notice of opposition before the Trademark Trial and Appeal Board, or TTAB, in relation to Application No. 77/226,994 filed in the USPTO by Vision, seeking registration of the mark VisRx. The opposition proceeding is captioned Cornerstone BioPharma, Inc. v. Vision Pharma, LLC, Opposition No. 91182604. In April 2008, Vision filed an answer and counterclaims in which it requested cancellation of our U.S. Registration Nos. 3,384,232 (covering the mark ALLERX for use in connection with anti-allergy, antihistamine and decongestant preparations) and 2,448,112 (covering the mark ALLERX for use in connection with dietary and nutritional supplements). Vision did not request monetary relief. On October 29, 2009, we reached an agreement with Vision to settle the opposition proceeding, which provided for dismissal with prejudice of our opposition to Vision’s application for registration of the mark VisRx; dismissal without prejudice of Vision’s counterclaim seeking cancellation of U.S. Registration No. 3,384,232; and voluntary cancellation of U.S. Registration No. 2,448,112. A stipulation memorializing the agreed resolution of the opposition proceeding and an application for voluntary cancellation of U.S. Reg. No. 2,448,112 were filed with the TTAB on October 29, 2009.
     On May 15, 2008, the TTAB issued written notice to us indicating that Bausch & Lomb, Incorporated, or Bausch & Lomb, had initiated a cancellation proceeding (Cancellation No. 92049358) against U.S. Reg. No. 3,384,232. The petition for cancellation filed in this proceeding alleges that the ALLERX registration dilutes the distinctive quality of Bausch & Lomb’s Alrex® trademark, that the ALLERX mark so resembles Bausch & Lomb’s Alrex® mark as to cause confusion as to the source of goods sold under ALLERX mark and that Bausch & Lomb is likely to be damaged by the ALLERX registration. We timely filed an answer to Bausch & Lomb’s petition for cancellation, disputing claims made in such petition and raising various defenses. Discovery requests were issued to Bausch & Lomb in January 2009, but cancellation proceedings were suspended by the TTAB on February 10, 2009 for six months and on July 29, 2009 for an additional three months upon indication that the parties were engaged in settlement negotiations. The suspension of cancellation proceedings will expire on November 10, 2009. We are currently engaged in settlement discussions with Bausch & Lomb to resolve the dispute on favorable terms. We have agreed with Bausch & Lomb to request a further suspension of cancellation proceedings if settlement is not concluded before November 10, 2009. If settlement is not reached, then proceedings will resume, and a final decision by the TTAB could take several years.

ITEM 1A.	RISK FACTORS
     We operate in a rapidly changing environment that involves a number of risks. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 26, 2009.
     There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K, except as follows:
Concerns regarding the safety profile of ZYFLO CR and ZYFLO may limit the market acceptance of ZYFLO CR.
     Market perceptions about the safety of ZYFLO CR and ZYFLO may limit the market acceptance of ZYFLO CR. In the clinical trials that were reviewed by the FDA prior to its approval of ZYFLO, 3.2% of the approximately 5,000 patients who received ZYFLO experienced increased levels of alanine transaminase, or ALT, of over three times the levels normally seen in the bloodstream. In these trials, one patient developed symptomatic hepatitis with jaundice, which resolved upon discontinuation of therapy, and three patients developed mild elevations in bilirubin. In clinical trials for ZYFLO CR, 1.94% of the patients taking ZYFLO CR in a three-month efficacy trial and 2.6% of the patients taking ZYFLO CR in a six-month safety trial experienced ALT levels greater than or equal to three times the level normally seen in the bloodstream. Because ZYFLO CR can elevate liver enzyme levels, its product labeling, which was approved by the FDA in May 2007, contains the recommendation that periodic liver function tests be performed on patients taking ZYFLO CR. Some physicians and patients may perceive liver function tests as inconvenient or indicative of safety issues, which could make them reluctant to prescribe or accept ZYFLO CR, ZYFLO or any other zileuton product candidates that we successfully develop and commercialize, which could limit their commercial acceptance.
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
     We are obligated to make aggregate combined purchases of cefditoren pivoxil API, the SPECTRACEF products and sample packs of SPECTRACEF 400 mg exceeding specified dollar amounts annually over a five-year period under our supply agreement with Meiji Seika Kaisha, Ltd., or Meiji. Under the agreement, the required annual aggregate combined purchases of cefditoren pivoxil API, the SPECTRACEF products and sample packs of SPECTRACEF 400 mg are $15.0 million for the first year beginning with the commercial launch in October 2008 of SPECTRACEF 400 mg manufactured by Meiji, $20.0 million for year two, $25.0 million for year three, $30.0 million for year four and $35.0 million for year five. If we do not meet our minimum purchase requirement in a given year, we must pay Meiji an amount equal to 50% of the shortfall in that year. We are using our current inventory of cefditoren pivoxil for formulation, development and manufacture of the currently marketed SPECTRACEF products as well as the SPECTRACEF line extensions.
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
     Product acquisitions typically include purchase of existing inventory. If the previous company has distributed product to the wholesalers and distributors that exceeds current demand, such inventory levels could affect our ability to sell product to the wholesalers. Until the inventory levels decline, revenues for the acquired product could be minimal. For example, when we acquired FACTIVE, the wholesaler and distributor levels of inventory exceeded current demand. We do not anticipate FACTIVE sales to wholesalers and distributors to increase until the current wholesaler inventories decrease.
     In the year ended December 31, 2008, we experienced difficulties in the supply for ZYFLO CR, including an aggregate of eight batches of ZYFLO CR that could not be released into our commercial supply chain, consisting of one batch of ZYFLO CR that did not meet our product release specifications and an additional seven batches of ZYFLO CR that were on quality assurance hold and that could not complete manufacturing within the manufacturing timelines specified in its new drug application, or NDA. We cannot assure you that we will not have similar manufacturing issues in producing ZYFLO CR or our other products in the future.
     Our ability to maintain optimal inventory levels also depends on the performance of third-party contract manufacturers. In some instances, third-party manufacturers have encountered difficulties obtaining raw materials needed to manufacture our products as a result of U.S. Drug Enforcement Administration regulations and because of the limited number of suppliers of pseudoephedrine, hyoscyamine sulfate, and methscopolamine nitrate. Although these difficulties have not had a material adverse impact on us, such problems could have a material adverse impact on us in the future. If we are unable to manufacture and release inventory on a timely and consistent basis, if we fail to maintain an adequate level of product inventory, if inventory is destroyed or damaged or if our inventory reaches its expiration date, patients might not have access to our products, our reputation and our brands could be harmed and physicians may be less likely to prescribe our products in the future, each of which could have a material adverse effect on our financial condition, results of operations and cash flows.

Concerns regarding the potential toxicity and addictiveness of propoxyphene and the known liver toxicity of acetaminophen may limit market acceptance of our propoxyphene/acetaminophen products or cause the FDA to remove these products from the market.
     Periodically, there is negative publicity related to the potential toxicity and addictiveness of propoxyphene. Propoxyphene is one of two APIs, together with acetaminophen, in BALACET 325, APAP 325 and APAP 500. For example, the consumer advocacy organization Public Citizen filed suit in June 2008 against the FDA based on the FDA’s failure to act on Public Citizen’s February 2006 citizen petition that had requested that the FDA immediately begin the phased removal of all drugs containing propoxyphene from the marketplace based on propoxyphene’s toxicity relative to its efficacy and its tendency to induce psychological and physical dependence. The FDA denied the citizen petition on July 7, 2009 stating, that despite serious concerns about propoxyphene, the benefits of using the medication for pain relief outweighed its safety risks. However, as part of the Risk Evaluation and Mitigation Strategy, or REMS, for propoxyphene products, the FDA is also requiring our propoxyphene/acetaminophen products to include additional labeling in the boxed warning to address the risk of overdose and to be accompanied by an FDA-approved medication guide. There is a risk that this labeling change may cause physicians and other members of the health care community to prefer competing products without such labeling over the propoxyphene/acetaminophen products, which would cause sales of these products to suffer.
     In December 2006, the FDA recognized concerns about the known liver toxicity of over-the-counter pain relievers, including acetaminophen, which is found in BALACET 325, APAP 325 and APAP 500. The FDA convened a public advisory committee meeting to discuss acetaminophen risk management in June 2009, and the docket for this meeting remained open for comment until September 30, 2009. The FDA could act on these concerns by changing its policies with respect to acetaminophen as a single ingredient and in combination with opioid products. A change in the FDA’s policy could adversely affect our ability to market our propoxyphene/acetaminophen products.
Fluoroquinolone products have been associated with the risk of tendonitis and tendon ruptures. FACTIVE is a fluoroquinolone product and must comply with the FDA directives on prescribing information for fluoroquinolones.
     On July 7, 2008, the FDA notified Oscient that it was directing that the prescribing information for all fluoroquinolone products, including FACTIVE, be revised to include a boxed warning relating to the risk of tendonitis and tendon rupture associated with the use of fluoroquinolone products. Warnings regarding the risk of tendon-related adverse events were already included in the prescribing information, as part of a class labeling, for all fluoroquinolones. The FDA has cautioned that such risk is increased in patients over the age of 60 and in those on concomitant corticosteroid therapy, as well as kidney, heart and lung transplant recipients. The FDA also required Oscient to include a medication guide in each FACTIVE package. In April 2009, the FDA approved Oscient’s changes to the package insert and its medication guide as part of its approval of the REMS for FACTIVE. We began using the package insert and medication guide when we began earning revenues from FACTIVE in September 2009, and we are obligated to submit periodic REMS assessments for FACTIVE to the FDA 18 months and three years following the approval of the REMS.
     We cannot predict what further action, if any, the FDA may take, including, among others things, further label restrictions in the fluoroquinolone class or even the removal of indications or products from the market. Any of these events could prevent us from achieving or maintaining market acceptance of FACTIVE or could substantially increase the costs and expenses of commercialization, which in turn could delay or prevent us from generating significant revenues from sales of this product.
Our limited experience in obtaining regulatory approvals could delay, limit or prevent such approvals for our product candidates.
     We have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals and expect to rely on third-party contract research organizations to assist us in this process. We acquired the rights to most of our currently marketed products and product candidates through four licensing transactions, two related to ZYFLO CR and ZYFLO in 2003 and 2004, respectively; one for the ALLERX Dose Pack products in February 2005; and one for SPECTRACEF in October 2006. In connection with our strategic transaction with Chiesi, Chiesi granted us the exclusive U.S. rights to distribute CUROSURF. Personnel who are no longer employed by us obtained FDA approval to market ZYFLO and ZYFLO CR in the United States from the FDA in September 2005 and May 2007, respectively. In addition, Brian Dickson, M.D., our former Chief Medical Officer, retired in

October 2009. Dr. Dickson was significantly involved in our obtaining FDA approval of a supplemental new drug application for SPECTRACEF 400 mg in July 2008. We do not have other experience gaining FDA approval of product candidates.
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
     We and our products are subject to comprehensive regulation by the FDA. These requirements include submissions of safety and other post-marketing information; record-keeping and reporting; annual registration of manufacturing facilities and listing of products with the FDA; ongoing compliance with cGMP regulations; and requirements regarding advertising, promotion and the distribution of samples to physicians and related recordkeeping. For example, we received a warning letter from the FDA’s Division of Drug Marketing, Advertising and Communications, or DDMAC, on May 4, 2009 relating to two sales aids that we formerly used to promote SPECTRACEF. The FDA asserted that the sales aids were misleading because they broadened the approved indication for SPECTRACEF, omitted risks related to its use, made unsubstantiated superiority claims, overstated the efficacy of SPECTRACEF and made misleading dosing claims. While we no longer use the sales aids reviewed by the FDA, in response to the warning letter, we initiated a review of all of our current SPECTRACEF promotional materials for deficiencies similar to those identified by the FDA in the warning letter to ensure that we take effective action to immediately cease and avoid the future dissemination of such deficient promotional materials. As requested by the FDA, we provided written responses to the FDA on May 18, 2009 and July 8, 2009. As part of our responses, we provided a description of our plan to disseminate corrective messages to the recipients of the deficient promotional materials. We incorporated appropriate revisions into new SPECTRACEF promotional materials. On October 20, 2009, we received the close-out letter for the warning letter dated May 4, 2009. If we were to receive any additional warning letters, we could be subject to additional regulatory actions by the FDA, including product seizure, injunctions and other penalties, and our business and reputation could be harmed.
     Under the Food and Drug Administration Amendments Act of 2007, or FDAAA, the FDA is also authorized, among other things, to require the submission of REMS with NDAs, or post-approval upon the discovery of new safety information, to monitor and address potential product safety issues. The FDAAA also grants the FDA the authority to mandate labeling changes in certain circumstances and establishes requirements for registering and disclosing the results of clinical trials. For example, as part of the REMS for FACTIVE, the FDA required the packaging to be revised to include a boxed warning and a medication guide. The FDA also requires us to periodically submit a REMS assessment for FACTIVE to ensure that the REMS are sufficient to inform patients of the serious risks associated with their use. Completion of the REMS assessment could be costly and time consuming.
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

     For example, we have entered into a ten-year license and distribution agreement with Chiesi for CUROSURF. Even though CUROSURF is currently marketed in the United States, there can be no assurance that our pre-acquisition due diligence identified all possible issues that may arise with respect to this product. There is no assurance that the net sales of CUROSURF will be sufficient to offset the net income per share impact of increased amortization expense and the dilutive effect of the shares issued to Chiesi in the strategic transaction that closed on July 28, 2009.
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
     We depend to a great extent on the principal members of our management and scientific staff. The loss of the services of any of our key personnel, in particular, Craig Collard, President and Chief Executive Officer, and David Price, Executive Vice President of Finance and Chief Financial Officer, might significantly delay or prevent the achievement of our development and commercialization objectives and could cause us to incur additional costs to recruit replacements. Each member of our executive management team may terminate his or her employment at any time. We do not maintain “key person” life insurance with respect to any of our executives. Furthermore, if we decide to recruit new executive personnel, we will incur additional costs. We may not be able to replace key personnel internally or without additional costs in the future. For example, Brian Dickson, M.D., our former Chief Medical Officer, retired during October 2009. Although Alan Roberts, Vice President of Scientific Affairs, assumed primary responsibility for coordinating all of our medical activities, there is no assurance that Dr. Dickson’s departure will not adversely affect our ability to achieve our business objectives.
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
     We have built a commercial organization, consisting of our sales department, which includes our sales force and our sales management, sales logistics and sales administration personnel, as well as our marketing department. As of October 31, 2009, our sales force consisted of 101 sales personnel, including sales representatives and support staff dedicated to marketing and promoting CUROSURF. We may not be able to attract, hire, train and retain qualified sales and marketing personnel to augment our existing capabilities in the manner or on the timeframe that we plan. If we are unsuccessful in our efforts to expand our sales force and marketing capabilities, our ability to independently market and promote our products and any product candidates that we successfully bring to market will be impaired. In such an event, we would likely need to establish a collaboration, co-promotion, distribution or other similar arrangement to market and sell our products and product candidates. However, we might not be able to enter into such an arrangement on favorable terms, if at all. Even if we are able to effectively expand our sales force and marketing capabilities, our sales force and marketing teams may not be successful in commercializing and promoting our products.

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
     We also seek to enter into co-promotion arrangements for the marketing of products that are not aligned with our respiratory focus and, therefore, are not promoted by our sales force. For example, in July 2007, Atley Pharmaceuticals began marketing and promoting BALACET 325 to pain specialists and other high prescribers of pain products through a co-promotion agreement. We rely on DEY to jointly market and promote ZYFLO CR. DEY initiated promotional detailing activities for ZYFLO CR in October 2007. Either DEY or we may terminate the co-promotion agreement on or after October 1, 2012 with six months’ prior written notice. DEY also has the right to terminate the co-promotion agreement upon two months’ prior written notice to us if in any two consecutive calendar quarters we are unable to deliver to DEY at least 75% of the ZYFLO CR samples forecast by DEY for such quarters, or if at any time commercial supplies of ZYFLO CR remain on back order for more than one calendar quarter. In addition, DEY has the right to terminate the co-promotion agreement after January 1, 2010 with two- months’ prior written notice if ZYFLO CR cumulative net sales for any four consecutive calendar quarters beginning on or after January 1, 2009 are less than $20.0 million. Both parties have agreed to use diligent efforts to promote the applicable products in the United States during the term of the co-promotion agreement. In particular, both parties have agreed to provide a minimum number of details per month for
ZYFLO CR.

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
Orchid Healthcare’s Paragraph IV certification under the Hatch-Waxman Act related to FACTIVE could have an adverse effect on sales of FACTIVE, as it could result in the introduction of a generic product prior to the expiration of the patents covering FACTIVE, as well as in significant legal expenses and diversion of management’s time.
     On May 30, 2008, Orchid Healthcare, a Division of Orchid Chemicals & Pharmaceuticals Ltd., or Orchid, filed a Paragraph IV certification for an abbreviated new drug application, or ANDA, for a generic version of FACTIVE. Orchid’s Paragraph IV certification alleges that certain of the FDA listed patents covering FACTIVE are invalid and/or will not be infringed by Orchid’s manufacture, importation, use or sale of the product for which Orchid submitted its ANDA. The certification does not include a Paragraph IV certification with respect to U.S. Patent No. 5,633,262, which is listed in the Orange Book and expires in June 2015. We are evaluating whether to commence litigation in response to Orchid’s Paragraph IV certification.
     Any legal action taken to defend our patent rights relating to FACTIVE will likely be costly, time consuming and distracting to management, could have an adverse effect on sales of FACTIVE, and could result in a finding that either Orchid’s proposed generic product does not infringe the claims of our patents or that our patents are invalid and/or unenforceable. An adverse outcome in any such legal action could result in one or more generic versions of FACTIVE being launched before the expiration of the patents covering FACTIVE.
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
     In connection with the preparation of our financial statements as of and for the year ended December 31, 2008, we identified a material weakness in our internal control over financial reporting as discussed in Item 9A(T), “Controls and Procedures,” of our annual report on Form 10-K for the year ended December 31, 2008. As discussed in Item 9A(T) of our annual report on Form 10-K for the year ended December 31, 2008 and “Part I—Item 4(T). Controls and Procedures” of our quarterly report on Form 10-Q for the three months ended March 31, 2009, as a result of this material weakness, our chief executive officer and chief financial officer concluded that, as of December 31, 2008 and March 31, 2009, respectively, our disclosure controls and procedures were not effective. As discussed above in “Part I—Item 4(T). Controls and Procedures,” while we believe that we have taken the appropriate actions to remediate this material weakness, we have not conducted the necessary testing to confirm the material weakness has been effectively remediated. We or our independent registered public accounting firm may identify additional material weaknesses in our internal control over financial reporting in the future, including in connection with our management’s ongoing assessment of our internal control over financial reporting, which is discussed in Item 9A(T) of our annual report on Form 10-K for the year ended December 31, 2008 and “Part I—Item 4(T). Controls and Procedures” of this quarterly report on Form 10-Q. Accordingly, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective.
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
     The following matters were submitted to a vote of our stockholders at the special meeting of stockholders held on July 27, 2009 and approved by the requisite vote of our stockholders as follows:
1.	To approve the issuance and sale of our shares of our common stock to Chiesi pursuant to the stock purchase agreement, dated as of May 6, 2009, between us and Chiesi, or the Stock Purchase Agreement, in an aggregate amount to be determined in accordance with the Stock Purchase Agreement, estimated as of July 1, 2009 to be approximately 12,170,312 shares.

Number of Shares
For	Against	Abstain
7,739,260	42,769	9,109

2.	To adjourn the special meeting, if necessary, to solicit additional proxies if there are insufficient votes at the time of the special meeting to approve the issuance and sale of shares of our common stock to Chiesi pursuant to the Stock Purchase Agreement.

Number of Shares
For	Against	Abstain
7,714,575	67,937	8,626
     The number of shares of common stock eligible to vote as of the record date of June 25, 2009 was 12,836,498 shares.
     The following matters were submitted to a vote of our stockholders at the special meeting of stockholders held on August 27, 2009 and approved by the requisite vote of our stockholders as follows:
1.	To approve an amendment to our certificate of incorporation that restates Article Sixth, relating to our bylaws, consisting of the following subproposals:
1A.	To eliminate a provision requiring that any amendment of our bylaws that is effected by our stockholders be approved by the affirmative vote of at least 75% of the votes which all of our stockholders would be entitled to cast in any election of directors (so that any future amendment of our bylaws by our stockholders will require the approval of a simple majority of the shares present in person or represented by proxy at the meeting and entitled to vote on the matter).

Number of Shares
For	Against	Abstain
19,260,233	1,406,651	11,845
1B.	To eliminate the requirement that any amendment to Article Sixth be approved by the affirmative vote of at least 75% of the votes which all of our stockholders would be entitled to cast in any election of directors (so that any future amendment to Article Sixth will require the approval of a simple majority of the outstanding shares entitled to vote on the amendment).

Number of Shares
For	Against	Abstain
19,260,454	1,406,231	12,044
2.	To approve an amendment to our certificate of incorporation that restates Article Ninth, relating to our management and conduct of our affairs, consisting of the following subproposals:
2A.	To eliminate the classified (or “staggered”) status of our board of directors so that all directors will be subject to re-election at each annual meeting.

Number of Shares
For	Against	Abstain
20,520,098	145,937	12,694
2B.	To add a provision to the effect that there will be two classes of directors, one comprised of designees or nominees of Chiesi and the other comprised of directors not designated or nominated by Chiesi, and, so long as Chiesi and its affiliates beneficially own at least 50% of our outstanding common stock (on a fully diluted basis), the two classes of directors will have equal voting power.

Number of Shares
For	Against	Abstain
19,132,841	1,534,344	11,544
2C.	To eliminate provisions relating to quorum at a board meeting, action at a board meeting, removal of directors, vacancies of directors, stockholder nominations and introduction of business (so that these matters are governed by our bylaws).

Number of Shares
For	Against	Abstain
19,182,632	1,483,947	12,150
2D.	To add provisions requiring the approval of Chiesi for certain types of corporate transactions so long as Chiesi owns at least 40% of our outstanding common stock (on a fully diluted basis).

Number of Shares
For	Against	Abstain
19,100,552	1,566,584	11,593
2E.	To eliminate the requirement that any amendment to Article Ninth be approved by the affirmative vote of 75% of the votes which all our stockholders would be entitled to cast in any election of directors (so that any future amendment to Article Ninth will require the approval of a simple majority of the outstanding shares entitled to vote on the amendment).

Number of Shares
For	Against	Abstain
19,259,844	1,407,581	11,304
3.	To approve an amendment to our certificate of incorporation that deletes Article Tenth, relating to action by written consent of our stockholders, consisting of the following subproposals:
3A.	To eliminate a prohibition against action by written consent of our stockholders in lieu of a meeting.

Number of Shares
For	Against	Abstain
19,176,325	1,491,000	11,404
3B.	To eliminate the requirement that any amendment to Article Tenth be approved by the affirmative vote of 75% of the votes which all of our stockholders would be entitled to cast in any election of directors (so that any future amendment to Article Tenth will require the approval of a simple majority of the outstanding shares entitled to vote on the amendment).

Number of Shares
For	Against	Abstain
19,259,969	1,407,656	11,104
4.	To approve an amendment to our certificate of incorporation to add a new Article Tenth, consisting of the following subproposals:
4A.	To permit Chiesi and its affiliates to engage in the same or similar business activities or lines of business as we do and relieving Chiesi and its affiliates and board designees or nominees from obligations they otherwise might owe us under the corporate opportunity doctrine, so long as Chiesi and its affiliates beneficially own at least 50% of our outstanding common stock (on a fully diluted basis).

Number of Shares
For	Against	Abstain
19,189,476	1,477,769	11,484
4B.	To establish procedures for allocating certain corporate opportunities between us and Chiesi while Chiesi and its affiliates beneficially own at least 50% of our outstanding common stock (on a fully diluted basis).

Number of Shares
For	Against	Abstain
19,100,063	1,567,383	11,283

5.	To approve an amendment to our certificate of incorporation that deletes Article Eleventh, consisting of the following subproposals:
5A.	To eliminate a provision stating that only our board of directors, the Chairman of our board of directors or our Chief Executive Officer may call a special meeting of our stockholders.

Number of Shares
For	Against	Abstain
19,441,790	1,225,865	11,074
5B.	To eliminate the requirement that any amendment to Article Eleventh be approved by the affirmative vote of 75% of the votes which all of our stockholders would be entitled to cast in any election of directors (so that any future amendment to Article Eleventh will require the approval of a simple majority of the outstanding shares entitled to vote on the amendment).

Number of Shares
For	Against	Abstain
19,487,699	1,179,725	11,305
6.	To approve an amendment to our certificate of incorporation to add a new Article Eleventh in which we elect not to be subject to Section 203 of the Delaware General Corporation Law, an anti-takeover statute.

Number of Shares
For	Against	Abstain
20,495,129	170,745	12,855
7.	To adjourn the special meeting, if necessary, to solicit additional proxies in favor of any of the proposals set forth above.

Number of Shares
For	Against	Abstain
19,160,536	1,506,790	11,403
     The number of shares of common stock eligible to vote as of the record date of July 30, 2009 was 24,800,316 shares.

ITEM 6.	EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report on Form 10-Q, and such exhibit index is incorporated by reference herein.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE THERAPEUTICS INC.

Date: November 4, 2009	/s/ Craig Collard Craig Collard
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2009	/s/ David Price David Price
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.2	Amendment to the Registrant’s Certificate of Incorporation, effecting a 10-to-1 reverse stock split of the Registrant’s common stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).

3.3	Amendment to the Registrant’s Certificate of Incorporation, changing the name of the corporation from Critical Therapeutics, Inc. to Cornerstone Therapeutics Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).

3.4	Amendment to the Registrant’s Certificate of Incorporation, effecting certain changes pursuant to the Governance Agreement dated May 6, 2009 with Chiesi Farmaceutici S.p.A. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 27, 2009).

3.5	Fourth Amended and Restated Bylaws of the Registrant dated July 28, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 27, 2009).

10.1	Asset Purchase Agreement between Oscient Pharmaceuticals Corporation and Cornerstone BioPharma, Inc. dated July 13, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 13, 2009).

10.2+	License and Option Agreement between LG Life Sciences, Ltd. and Cornerstone BioPharma, Inc. (as assignee of Oscient Pharmaceuticals Corporation) dated October 22, 2002, as amended by Amendment No. 1 dated November 21, 2002, Amendment No. 2 dated December 6, 2002, Amendment No. 3 dated October 16, 2003, Amendment No. 4 dated March 31, 2005, Amendment No. 5 dated February 3, 2006, Amendment No. 6 dated February 3, 2006 and Amendment No. 7 dated December 27, 2006.

10.3	Lease Modification Agreement No. 1, dated October 31, 2008, to Lease Agreement between Crescent Lakeside, LLC and the Registrant (as assignee of Cornerstone BioPharma Holdings, Inc.) dated May 1, 2008.

10.4	Lease Modification Agreement No. 2, dated October 2, 2009, to Lease Agreement between Crescent Lakeside, LLC and the Registrant (as assignee of Cornerstone BioPharma Holdings, Inc.) dated May 1, 2008.

10.5	Second Amendment, dated July 27, 2009, to Amended and Restated Restricted Stock Agreement between Cornerstone BioPharma Holdings, Inc. and David Price dated October 31, 2008.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment, which portions have been separately filed with the Securities and Exchange Commission.