Form 10-Q
period 2010-09-30
CORNERSTONE THERAPEUTICS INC
filed 2010-11-04
CIK 1145404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of October 29, 2010, the registrant had 25,643,964 shares of Common Stock, $0.001 par value per share, outstanding.

CORNERSTONE THERAPEUTICS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Cautionary Statement Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of historical fact, including statements regarding the progress and timing of our product development programs and related trials; our future opportunities; our strategy, future operations, anticipated financial position, future revenues and projected costs; our management’s prospects, plans and objectives; and any other statements about management’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates”; our ability to develop and maintain the necessary sales, marketing, supply chain, distribution and manufacturing capabilities to commercialize our products; our ability to replace the revenues from our marketed unapproved products, which we plan to cease manufacturing and distributing at the end of 2010; the possibility that the Food and Drug Administration, or FDA, will take enforcement action against us or one or more of our marketed drugs that do not have FDA-approved marketing applications prior to the end of 2010; patient, physician and third-party payor acceptance of our products as safe and effective therapeutic products; our heavy dependence on the commercial success of a relatively small number of currently marketed products; our ability to maintain regulatory approvals to market and sell our products with FDA-approved marketing applications; our ability to obtain FDA approval to market and sell our products under development; our ability to enter into additional strategic licensing, collaboration or co-promotion transactions on favorable terms, if at all; our ability to maintain compliance with NASDAQ listing requirements; adverse side effects experienced by patients taking our products; difficulties relating to clinical trials, including difficulties or delays in the completion of patient enrollment, data collection or data analysis; the results of preclinical studies and clinical trials with respect to our product candidates and whether such results will be indicative of results obtained in later clinical trials; our ability to develop and commercialize our product candidates before our competitors develop and commercialize competing products; our ability to satisfy FDA and other regulatory requirements; and our ability to obtain, maintain and enforce patent and other intellectual property protection for our products and product candidates. These and other risks are described in greater detail in “Part I—Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC, on March 4, 2010. Any material changes to the risk factors disclosed in the annual report are discussed below in “Part II—Item 1A. Risk Factors.” If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements in this quarterly report on Form 10-Q represent our views only as of the date of this quarterly report on Form 10-Q and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any acquisitions, mergers, dispositions, business development transactions, joint ventures or investments we may enter into or make.

ITEM 1. FINANCIAL STATEMENTS
CORNERSTONE THERAPEUTICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$49,672	$18,853
Accounts receivable, net	15,845	16,548
Inventories, net	19,762	18,106
Prepaid and other current assets	3,024	4,808
Income tax receivable	991	—
Deferred income tax asset	3,858	3,507

Total current assets	93,152	61,822

Property and equipment, net	1,587	1,312
Product rights, net	116,271	126,806
Goodwill	13,231	13,231
Amounts due from related parties	38	38
Other assets	374	113

Total assets	$224,653	$203,322

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,344	$7,172
Accrued expenses	28,582	23,703
Current portion of license agreement liability	1,227	1,019
Current portion of capital lease	81	10
Income taxes payable	—	1,606
Deferred revenue	9,195	—

Total current liabilities	48,429	33,510

License agreement liability, less current portion	1,341	1,341
Capital lease, less current portion	167	39
Deferred income tax liability	3,496	4,564

Total liabilities	53,433	39,454

Commitments and contingencies, Note 6
Stockholders’ equity
Preferred stock — $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value, 90,000,000 shares authorized; 25,442,596 and 25,022,644 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	25	25
Additional paid-in capital	159,720	157,745
Retained earnings	11,475	6,098

Total stockholders’ equity	171,220	163,868

Total liabilities and stockholders’ equity	$224,653	$203,322

The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$27,932	$23,078	$92,803	$78,776
Costs and expenses:
Cost of product sales (exclusive of amortization of product rights)	7,742	4,143	22,714	10,245
Selling, general and administrative	12,850	13,186	38,089	34,023
Royalties	2,600	4,593	9,846	16,535
Research and development	1,047	691	3,748	3,041
Amortization of product rights	3,595	1,507	10,785	2,528

Total costs and expenses	27,834	24,120	85,182	66,372

Income (loss) from operations	98	(1,042)	7,621	12,404

Other expenses:
Interest (expense) income, net	(37)	1	(47)	(113)
Other expense, net	(25)	—	(25)	—

Total other (expenses) income	(62)	1	(72)	(113)

Income (loss) before income taxes	36	(1,041)	7,549	12,291
Benefit from (provision for) income taxes	728	503	(2,172)	(4,776)

Net income (loss)	$764	$(538)	$5,377	$7,515

Net income (loss) per share, basic	$0.03	$(0.03)	$0.21	$0.50

Net income (loss) per share, diluted	$0.03	$(0.03)	$0.21	$0.46

Weighted-average common shares, basic	25,430,785	20,741,322	25,395,506	15,009,285

Weighted-average common shares, diluted	26,056,928	20,741,322	26,017,288	16,249,578

The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income	$5,377	$7,515
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	11,070	2,695
Provision for prompt payment discounts	2,909	2,316
Provision for inventory allowances	199	506
Loss on sale of fixed assets	25	—
Stock-based compensation	970	2,970
Benefit from deferred income taxes	(1,419)	(4,664)
Changes in operating assets and liabilities:
Accounts receivable	(2,206)	(16,812)
Inventories	(1,855)	(5,271)
Prepaid expenses and other assets	1,523	(2,086)
Accounts payable	2,172	(2,186)
Accrued expenses	5,087	5,796
Income taxes payable/receivable	(2,597)	228
Deferred revenue	9,195	—

Net cash provided by (used in) operating activities	30,450	(8,993)

Cash flows from investing activities
Proceeds from sale of marketable securities	—	300
Proceeds from sale of fixed assets	2	—
Purchase of property and equipment	(361)	(250)
Purchase of product rights	(250)	(5,169)

Net cash used in investing activities	(609)	(5,119)

Cash flows from financing activities
Proceeds from exercise of common stock options	538	401
Proceeds from issuance of shares of common stock	—	15,465
Payments for cancellation of warrants	—	(41)
Excess tax benefit from stock-based compensation	467	—
Principal payments on capital lease obligation	(27)	(7)

Net cash provided by financing activities	978	15,818

Net increase in cash and cash equivalents	30,819	1,706
Cash and cash equivalents as of beginning of period	18,853	9,286

Cash and cash equivalents as of end of period	$49,672	$10,992

Supplemental disclosure of non-cash investing and financing activities
Acquisition of product rights through equity issued and liabilities assumed	$—	$110,050

The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE THERAPEUTICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION
Nature of Operations
     Cornerstone Therapeutics Inc., together with its subsidiaries (collectively, the “Company”), is a specialty pharmaceutical company focused on acquiring, developing and commercializing products primarily for the respiratory and related markets. Key elements of the Company’s strategy are to pursue acquisition or licensing transactions to acquire the rights to patent-protected, branded respiratory or related pharmaceutical products, or late-stage product candidates; to implement life cycle management strategies to maximize the potential value and competitive position of the Company’s currently marketed products, newly acquired products and product candidates that are currently in development; to grow product revenue through the Company’s specialty sales forces; and to maintain and strengthen the intellectual property position of the Company’s currently marketed products, newly acquired products and product candidates.
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
     Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results for the full year.
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
     The Company relies on certain materials used in its development and manufacturing processes, some of which are procured from a single source. The Company purchases its pharmaceutical ingredients pursuant to long-term supply agreements with a limited number of suppliers. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development or commercialization process and thereby adversely affect the Company’s operating results. In addition, a disruption in the commercial supply of or a significant increase in the cost of the active pharmaceutical ingredient (“API”) from any of these sources could have a material adverse effect on the Company’s business, financial position and results of operations. During the nine months ended September 30, 2010, one supplier individually accounted for 64% of the Company’s total inventory purchases during this period. Amounts due to this supplier represented 36% of total accounts payable as of September 30, 2010.
     The Company sells its products primarily to large national wholesalers, which in turn resell the products to smaller or regional wholesalers, hospitals, retail pharmacies, chain drug stores, government agencies and other third parties. The following tables list the Company’s customers that individually comprise greater than 10% of total gross product sales for the three and nine months ended September 30, 2010 and 2009 or 10% of total accounts receivable as of September 30, 2010 and December 31, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	Gross Product	Gross Product	Gross Product	Gross Product
	Sales	Sales	Sales	Sales
Cardinal Health, Inc.	38%	34%	39%	35%
McKesson Corporation	29	30	32	34
AmerisourceBergen Drug Corporation	25	21	22	18

Total	92%	85%	93%	87%

	September 30,	December 31,
	2010	2009
	Accounts	Accounts
	Receivable	Receivable
Cardinal Health, Inc.	33%	26%
McKesson Corporation	35	37
AmerisourceBergen Drug Corporation	24	24

Total	92%	87%

Cash and Cash Equivalents
     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains cash deposits with a federally insured bank that exceed federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institution holding its cash deposits to the extent such deposits exceed federally insured limits. The Company has not experienced any losses due to such concentration of credit risk.
Accounts Receivable
     The Company typically requires its customers to remit payments within the first 30 to 90 days, depending on the customer and the products purchased. In addition, the Company offers wholesale distributors a prompt payment discount if they make payments within these deadlines. This discount is generally 2%, but may be higher in some instances due to product launches or customer and/or industry expectations. Because the Company’s wholesale distributors typically take the prompt payment discount, the Company accrues 100% of the prompt payment discounts, based on the gross amount of each invoice, at the time of sale, and the Company applies earned discounts at the time of payment. The Company adjusts the accrual periodically to reflect actual experience. Historically, these adjustments have not been material.
     The Company performs ongoing credit evaluations and does not require collateral. As appropriate, the Company establishes provisions for potential credit losses. In the opinion of management, no allowance for doubtful accounts was necessary as of September 30, 2010 or December 31, 2009. The Company writes off accounts receivable when management determines they are uncollectible and credits payments subsequently received on such receivables to bad debt expense in the period received. There were no write offs during the three and nine months ended September 30, 2010 or 2009.
     The following table represents accounts receivable, net, as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Trade accounts receivable	$16,210	$16,932
Less allowance for prompt payment discounts	(365)	(384)

Accounts receivable, net	$15,845	$16,548

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
     On a quarterly basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product sales.
     The following table represents inventories, net, as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$6,881	$5,597
Work in process	1,761	2,007
Finished goods:
Pharmaceutical products — trade	9,010	9,962
Pharmaceutical products — samples	3,124	2,342

Total	20,776	19,908

Inventory allowances	(1,014)	(1,802)

Inventories, net	$19,762	$18,106

Revenue Recognition
     The Company’s consolidated net revenues represent the Company’s net product sales, license and royalty agreement revenues. The following table sets forth the categories of the Company’s net revenues (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross product sales	$41,616	$34,681	$140,724	$108,384
Sales allowances	(15,206)	(11,603)	(49,462)	(29,845)

Net product sales	26,410	23,078	91,262	78,539
License and royalty agreement revenues	1,522	—	1,541	237

Net revenues	$27,932	$23,078	$92,803	$78,776

     The Company records all of its revenue from product sales, license agreements and royalty agreements when realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.
Net Product Sales
     Product Sales. The Company recognizes revenue from its product sales upon transfer of title, which occurs when product is received by its customers. The Company sells its products primarily to large national wholesalers, which have the right to return the products they purchase. The Company is required to reasonably estimate the amount of future returns at the time of revenue recognition. The Company recognizes product sales net of estimated allowances for product returns, rebates, price adjustments, chargebacks, and prompt payment and other discounts. When the Company cannot reasonably estimate the amount of future product returns, it records revenues when the risk of product return has been substantially eliminated. As of September 30, 2010, the Company had $9.2 million of deferred revenue related to sales for which future returns could not be reasonably estimated at the time of sale. The deferred revenue is recognized when the product is sold through to the end user based upon prescriptions filled. To estimate product sold through to end users, the Company relies on third-party information, including prescription data and information obtained from significant distributors with respect to their inventory levels and sell-through to customers.
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
     Rebates. The liability for government program rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each program’s administrator.
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
     Prompt Payment Discounts. The Company typically offers its wholesale customers a prompt payment discount of 2% as an incentive to remit payments within the first 30 to 90 days after the invoice date depending on the customer and the products purchased (see “Accounts Receivable” above).
License and Royalty Agreement Revenues
     Payments from the Company’s licensees are recognized as revenue based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable accounting guidance. Non-refundable fees where the Company has no continuing performance obligations are recognized as revenues when there is persuasive evidence of an arrangement and collection is reasonably assured. If the Company has continuing performance obligations, nonrefundable fees are deferred and recognized ratably over the estimated performance period. At-risk milestone payments, which are typically related to regulatory, commercial or other achievements by the Company’s licensees, are recognized as revenues when the milestone is accomplished and collection is reasonably assured. Refundable fees are deferred and recognized as revenues upon the later of when they become nonrefundable or when performance obligations are completed.
     License agreement revenues were $1.5 million for the three and nine months ended September 30, 2010. In August 2010, in accordance with a license agreement with Targacept, Inc. (“Targacept”) under which the Company out-licensed certain rights with respect to its alpha-7 receptor technology, the Company received an upfront nonrefundable payment of $1.5 million. The Company is also eligible for success-based milestone payments of up to $74.9 million, depending on which compound is progressed by Targacept.
     Royalty agreement revenues are earned under license agreements which provide for the payment of royalties based on sales of certain licensed products. These revenues are recognized based on products sales that occurred in the relevant period. Royalty agreement revenues were $22,000 and $0 during the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, royalty agreement revenues were $41,000 and $237,000, respectively.
NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill
     The Company’s goodwill balance as of September 30, 2010 and December 31, 2009 was $13.2 million and relates to the merger whereby the Company, which was then known as Critical Therapeutics, Inc. (“Critical Therapeutics”), merged (through a transitory subsidiary) with Cornerstone BioPharma Holdings, Inc. (“Cornerstone BioPharma”) on October 31, 2008 (the “Merger”). Cornerstone BioPharma was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with GAAP. Accordingly, the total purchase price of $25.2 million was allocated to acquired tangible and intangible assets and assumed liabilities of Critical Therapeutics based on their estimated fair values as of the closing date of the Merger. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill. No amount of the goodwill balance at September 30, 2010 will be deductible for income tax purposes.

Product Rights
     The following table represents product rights, net, as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
				Weighted -
	Gross			Average
	Carrying	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period (yrs.)
CUROSURF	$107,606	$11,658	$95,948	10.0
FACTIVE®	7,613	1,667	5,946	4.8
SPECTRACEF®	4,505	1,912	2,593	10.0
ZYFLO®	11,500	3,076	8,424	7.1
Propoxyphene/acetaminophen products	7,550	7,550	—	n/a
Products under development	3,350	—	3,350	n/a
Other	75	65	10	4.3

Total	$142,199	$25,928	$116,271	9.5

	December 31, 2009
				Weighted-
	Gross			Average
	Carrying	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period (yrs.)
CUROSURF	$107,606	$3,587	$104,019	10.0
FACTIVE	7,613	486	7,127	4.8
SPECTRACEF	4,505	1,597	2,908	10.0
ZYFLO	11,500	1,872	9,628	7.1
Propoxyphene/acetaminophen products	7,550	7,550	—	n/a
Products under development	3,100	—	3,100	n/a
Other	75	51	24	4.3

Total	$141,949	$15,143	$126,806	9.5

     The Company amortizes the product rights related to its currently marketed products over their estimated useful lives, which range from four to ten years. As of September 30, 2010, the Company had $3.4 million of product rights related to products it expects to launch in the future. The Company expects to begin amortizing these rights upon the commercial launch of the first product using these rights, which is expected to be shortly after regulatory approval of such first product. The rights will be amortized over the estimated useful lives of the new products.
NOTE 4: ACCRUED EXPENSES
     The components of accrued expenses are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Accrued product returns	$10,402	$10,962
Accrued rebates	3,366	1,013
Accrued price adjustments and chargebacks	8,309	3,503
Accrued compensation and benefits	2,897	2,486
Accrued royalties	2,894	5,547
Accrued expenses, other	714	192

Total accrued expenses	$28,582	$23,703

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
     There were 718,950 and 407,452 stock options granted and exercised, respectively, during the nine months ended September 30, 2010.
     The following table shows the assumptions used to value stock options on the date of grant, as follows:

Nine Months Ended
September 30,
2010
Estimated dividend yield	0.0%
Expected stock price volatility	85%
Risk-free interest rate	1.73-1.80%
Expected life of option (in years)	5.00
Weighted-average fair value per share	$3.59
     The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend rate is assumed to be 0%. The expected stock price volatility for the stock options is based on the Company’s historical volatility from July 1, 2004 through the month of grant. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives while considering employee exercise strategy and cancellation behavior.
     As of September 30, 2010, the aggregate intrinsic value of options outstanding and exercisable was $7.0 million and $5.6 million, respectively.
     As of September 30, 2010, there was $3.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.92 years.
Restricted Stock
     During the nine months ended September 30, 2010, no shares of restricted stock were issued and 12,500 shares vested. As of September 30, 2010, there were 200,000 restricted common shares outstanding and $1.0 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.89 years.
Stock-Based Compensation Expense
     The following table shows the approximate amount of total stock-based compensation expense recognized for employees and non-employees based on the total grant date fair value of shares vested (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Employee	$286	$2,102	$907	$2,930
Non-employee	29	16	63	40

Total	$315	$2,118	$970	$2,970

NOTE 6: COMMITMENTS AND CONTINGENCIES
Lease Obligations
     The Company leases its facilities, certain equipment and automobiles under non-cancelable operating leases expiring at various dates through 2016. The Company recognizes lease expense on a straight-line basis over the term of the lease, excluding renewal periods, unless renewal of the lease is reasonably assured. Lease expense was approximately $339,000 and $273,000 for the three months ended September 30, 2010 and 2009, respectively, and approximately $1.0 million and $708,000 for the nine months ended September 30, 2010 and 2009, respectively.
Supply Agreements
     The Company has entered into various supply agreements with certain vendors and pharmaceutical manufacturers. Financial commitments related to these agreements totaled approximately $20.1 million as of September 30, 2010, which includes any minimum amounts payable and penalties for failure to satisfy purchase commitments that the Company has determined to be probable and that are reasonably estimable. Since many of these commitment amounts are dependent on variable components of the agreements, actual payments and the timing of those payments may differ from management’s estimates. As of September 30, 2010, the Company had outstanding purchase orders related to inventory, excluding commitments under supply agreements, totaling approximately $10.6 million.
Royalty Agreements
     The Company has contractual obligations to pay royalties to the former owners or licensors of certain product rights that have been acquired by or licensed to the Company, some of which are described in Note 7 to the Company’s consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. These royalties are typically based on a percentage of net sales of the particular licensed product. For the three months ended September 30, 2010 and 2009, total royalty expenses were $2.6 million and $4.6 million, respectively and $9.8 million and $16.5 million, respectively, for the nine months ended September 30, 2010 and 2009. Certain of these royalty agreements also require minimum annual payments, which have been included in royalty expense on the consolidated statements of operations. Pursuant to these agreements, the Company is obligated to pay future minimum royalties of $1.4 million.
Collaboration Agreements
     The Company is committed to make potential future milestone payments to third parties as part of licensing, distribution and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. The Company may be required to make $57.4 million in additional payments to various parties if all milestones under the agreements are met. Because the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on the consolidated balance sheets. The Company is also obligated to pay royalties on net sales or gross profit, if any, of certain product candidates currently in its portfolio following their commercialization.
     As of September 30, 2010, the Company had outstanding commitments related to ongoing research and development contracts totaling approximately $343,000.
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

     As of September 30, 2010, the Company had outstanding financial commitments related to various marketing and analytical service agreements totaling approximately $4.8 million.
Severance
     Selected executive employees of the Company have employment agreements which provide for severance payments of up to two times base salary, bonuses and benefits upon termination, depending on the reasons for the termination. The executive would also be required to execute a release and settlement agreement prior to receiving any severance payments.
Legal Proceedings
     In 2008, the U.S. Patent and Trademark Office (“USPTO”) ordered a re-examination of a patent licensed to the Company that covers one or more of the Company’s day-night products. In June 2009, the USPTO examiner issued an office action, rejecting claims of the patent as failing to satisfy the novelty and non-obviousness criteria for U.S. patent claims, in view of the patents and publications cited. In August 2009, the patent owner filed an amendment to the claims and a request for reconsideration of the office action issued in June 2009. In October 2010, the USPTO re-examination examiner filed an advisory action stating that the proposed amendment would not be allowed and that an appeal brief must be filed by the patent owner by March 8, 2011 in order to continue with re-examination proceedings. If the USPTO re-examination examiner maintains one or more of the USPTO rejections of the claims of the patent, the patent owner may appeal to the Board of Patent Appeals to seek reversal of the examiner’s rejections. If the Board of Patent Appeals thereafter affirms the examiner’s rejections, the patent owner could take various further actions, including requesting reconsideration by the Board of Patent Appeals, filing a further appeal to the U.S. Court of Appeals for the Federal Circuit or instituting a reissue of the patent with narrowed claims. The further proceedings involving the patent therefore may be lengthy in duration, and may result in invalidation of some or all of the claims of the patent. The Company’s intellectual property counsel believes that valid arguments exist for distinguishing the claims of the Company’s patent over the references cited in the request for re-examination.
NOTE 7: INCOME TAXES
     The Company computes an estimated annual effective tax rate for interim financial reporting purposes. The estimated annual effective tax rate is used to compute the tax expense or benefit related to ordinary income or loss. Tax expense or benefit related to all other items is individually computed and recognized when the items occur. The Company’s effective tax rate for the three and nine months ended September 30, 2010 was (2,022.2)% and 28.8%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2009 was 48.3% and 38.9%, respectively. The significant variance in the rate for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is primarily due to changes in the estimated income tax provision related to the year ended December 31, 2009. These changes resulted from an increase in the Company’s net operating loss usage generating a tax benefit recognized in the three months ended September 30, 2010.
     The estimated annual effective tax rate for the year ending December 31, 2010 includes a benefit of approximately 7% related to a reduction in the valuation allowance offsetting deferred tax assets. As of the date of the Merger, Critical Therapeutics had approximately $64.0 million in deferred tax assets, primarily relating to NOL carryforwards and tax credits. The Company determined that utilization of these deferred tax assets was limited due to the requirements of Section 382 of the Internal Revenue Code. Therefore, the deferred tax assets resulting from these NOLs and tax credits were offset by a full valuation allowance. The reversal of the valuation allowance that relates to the Company’s use of these deferred tax assets in 2010 is approximately $663,000 and has been recorded as a reduction to tax expense. The Company has not established any other valuation allowances.
     As of September 30, 2010, the Company has no unrecognized tax benefits, including those that would affect the effective tax rate. There were no changes in unrecognized tax positions for the three or nine months ended September 30, 2010. The Company does not reasonably expect any change to the amount of unrecognized tax benefits within the next twelve months.

     The Company recognizes any annual interest and penalties related to uncertain tax positions as operating expenses in its statements of operations. For the three and nine months ended September 30, 2010, the Company recognized no interest or penalties related to uncertain tax positions in the statements of operations.
     The 2007 through 2009 tax years of the Company are open to examination by federal tax and state tax authorities. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years is under examination as of September 30, 2010.
NOTE 8: RELATED PARTY TRANSACTIONS
     Chiesi Farmaceutici S.p.A. (“Chiesi”), the Company’s majority stockholder, manufactures all of the Company’s requirements for CUROSURF pursuant to a license and distribution agreement that became effective on July 28, 2009. The Company began promoting and selling CUROSURF in September 2009. Inventory purchases from Chiesi aggregated $5.1 million and $16.8 million for the three and nine months ended September 30, 2010, respectively. As of September 30, 2010, the Company had prepaid inventory of $268,000 due from Chiesi and accounts payable of $3.3 million due to Chiesi.
NOTE 9: NET INCOME (LOSS) PER SHARE
     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants and the impact of non-vested restricted stock grants.
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$764	$(538)	$5,377	$7,515
Denominator:
Weighted-average common shares, basic	25,430,785	20,741,322	25,395,506	15,009,285
Dilutive effect of stock options, warrants and restricted stock	626,143	—	621,782	1,240,293

Weighted-average common shares, diluted	26,056,928	20,741,322	26,017,288	16,249,578

Net income (loss) per share, basic	$0.03	$(0.03)	$0.21	$0.50

Net income (loss) per share, diluted	$0.03	$(0.03)	$0.21	$0.46

Anti-dilutive weighted-average shares	1,448,660	3,108,446	1,515,849	1,096,426

NOTE 10: SUBSEQUENT EVENTS
     The Company has evaluated all events or transactions that occurred after September 30, 2010. The Company did not have any material subsequent events that require adjustment or disclosure in these financial statements.
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
Executive Overview
Strategy
     We are a specialty pharmaceutical company focused on acquiring, developing and commercializing products for the respiratory and related markets.
     Our long-term commercial strategy is to pursue acquisition or licensing transactions to acquire rights to patent or trade secret protected branded pharmaceutical products that we can promote through our respiratory and hospital sales forces and to advance our development projects.
     We have historically derived a large part of our revenues from branded or branded generic versions of products that have or had limited intellectual property protection, which we refer to as our legacy products. Some of these legacy products are marketed without approved new drug applications, or NDAs, or abbreviated new drug applications, or ANDAs.
     We will continue to build our business around our strategic products. In order to focus our resources on this effort, we will cease manufacturing and distributing our marketed unapproved products by the end of 2010 and plan to divest our valuable but non-core technologies as appropriate opportunities to do so arise. We believe that if we implement our strategy successfully, we can offset declines in marketed unapproved product sales and deliver more consistent long-term earnings growth for our stockholders. Our performance for the nine months ended September 30, 2010 reflects the execution of our strategy as the proportion of our sales generated by strategic products increased over the same period in the prior year.
Third Quarter 2010 Highlights
     The following is a summary of key financial results achieved for the three months ended September 30, 2010, as well as certain key non-financial achievements that reflect the continuing strides we are taking to transform our company and attain our goals:
•	Our net revenues increased 21% to $27.9 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, of which the percentage of revenue derived from strategic products increased from 38% to 63%;

•	Our income from operations increased $1.1 million to $98,000 on a GAAP basis, and 56% to $4.0 million on a non-GAAP basis, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009;

•	Our net income increased $1.3 million to $764,000 on a GAAP basis, and 119% to $3.8 million on a non-GAAP basis, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009; and

•	Our cash and cash equivalents increased $30.8 million or 163% to $49.7 million at September 30, 2010 compared to $18.9 million at December 31, 2009.
     Sales of some of our products fluctuate with the seasonality of the cough/cold season, which primarily results in higher revenues in our first and fourth quarters of the year. We do not believe that our product sales for the three months ended September 30, 2010 are indicative of the results we expect for the remaining three months of 2010. However, we will continue to focus on growing sales of all of our strategic products, even during the periods when demand for certain of those products is customarily lower.
Opportunities and Trends
     During the remainder of 2010, we plan to continue to deliver on our strategy of developing our core strategic business and advancing our pipeline, while decreasing our focus on marketed unapproved products, and divesting our non-core technologies. We believe we are well positioned to manage this transition as we expect to generate revenues from our pipeline products and use our strong cash position to seek acquisition of other products to boost revenue in future periods.
     By the end of 2010, we will cease manufacturing and distributing our marketed unapproved products, which include our ALLERX® Dose Pack products and our HYOMAX ® products. These products represented approximately $29.9 million of our net revenues for the nine months ended September 30, 2010. During the second and third quarters of 2010, revenues from sales of certain ALLERX products were deferred due to our inability to reasonably estimate returns as a result of recent changes in market dynamics including uncertain consumer demand and the level of competition. We expect this trend to continue during the remainder of 2010. As a result, revenue from additional sales of these products will be recorded when the risk of product returns has been substantially eliminated, which we expect will be when the product is sold to the end-user based upon prescriptions filled. Sales of these products will therefore be reflected in our consolidated financial statements after 2010 for the duration of the product shelf life, or until channel inventory has been exhausted, whichever is shorter.
     Following the discontinuance of our marketed unapproved products, the only legacy products we will continue to manufacture and distribute will be our propoxyphene/acetaminophen products, which we market subject to approved ANDAs.
     By focusing on our strategic products and divesting our valuable but non-core technologies, we believe we will be better positioned to advance our product pipeline and develop our strategic products by combining organic growth, strategic acquisitions and product development. We will be evaluating our performance with particular reference to the following fiscal and management measures, which we believe will be drivers of our success:
•	Sales growth of our strategic products through our respiratory and hospital sales forces;

•	Acquisition of rights to proprietary respiratory or hospital products that align with our strategy and that offer potential for sustainable growth;

•	Progress in the development of our product candidates, including receiving marketing approval by the FDA for CRTX 067 in 2011; and

•	Control of our manufacturing and selling, general and administrative expenses.

Results of Operations
Comparison of the Three Months Ended September 30, 2010 and 2009
     The following table sets forth certain consolidated statement of operations data and certain non-GAAP financial information for the periods indicated (in thousands, except percentages and per share data):

	Three Months Ended
	September 30,		Change
	2010	2009	$	%
Net product sales
CUROSURF®	$8,051	$2,153	$5,898	274%
FACTIVE®	850	91	759	834
SPECTRACEF® product family	1,194	1,554	(360)	(23)
ZYFLO® product family	7,574	5,034	2,540	50
ALLERX Dose Pack products	3,812	3,541	271	8
HYOMAX product family	2,002	7,616	(5,614)	(74)
Propoxyphene/acetaminophen products	2,935	2,949	(14)	NM
Other products	(8)	140	(148)	(106)

Total net product sales	26,410	23,078	3,332	14
License and royalty agreement revenues	1,522	—	1,522	NM

Net revenues	27,932	23,078	4,854	21
Cost of product sales (exclusive of amortization of product rights)	7,742	4,143	3,599	87
Selling, general and administrative	12,850	13,186	(336)	(3)
Royalties	2,600	4,593	(1,993)	(43)
Research and development	1,047	691	356	52
Amortization of product rights	3,595	1,507	2,088	139

Income (loss) from operations	98	(1,042)	1,140	NM
Total other expenses, net	(62)	1	(63)	NM

Income (loss) before income taxes	36	(1,041)	1,077	NM
Benefit from income taxes	728	503	225	45

Net income (loss)	$764	$(538)	$1,302	NM

Net income (loss) per share, diluted	$0.03	$(0.03)	$0.06	NM

Non-GAAP income from operations (1)	$4,008	$2,565	$1,443	56%

Non-GAAP net income (1)	$3,834	$1,753	$2,081	119%

Non-GAAP net income per share, diluted (1)	$0.15	$0.08	$0.07	88%

(1)	See “Reconciliation of Non-GAAP Financial Measures” below.
NM Not meaningful.
Net Revenues
     Net Product Sales.
     CUROSURF and FACTIVE net product sales were $8.1 million and $850,000, respectively, for the three months ended September 30, 2010. We added CUROSURF and FACTIVE to our product portfolio during the third quarter of 2009. We began promoting and selling CUROSURF in September 2009 and began marketing and promoting FACTIVE in October 2009.
     SPECTRACEF product family net product sales decreased $360,000, or 23%, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to lower sales volumes caused by some dilution of our sales promotion efforts as a result of the introduction of FACTIVE into our product portfolio, partially offset by $1.2 million of additional reserves recorded during the third quarter of 2009 to adjust for a change in our estimate of product returns.

     ZYFLO CR® and ZYFLO net product sales increased $2.5 million, or 50%, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to alignment of our price to market and steady prescription volume.
     ALLERX Dose Pack net product sales increased $271,000, or 8%, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to a price increase, partially offset by the deferral of revenue from sales made during the three months ended September 30, 2010. At September 30, 2010, approximately $9.2 million of revenue was deferred due to the inability to estimate returns for the sales of certain ALLERX Dose Pack products. As a result of recent changes in market dynamics, we are unable to estimate returns due to uncertainty regarding consumer demand, future availability of active pharmaceutical ingredient, or API, and the level of competition. Deferred revenue related to these sales will be recognized as revenue when prescriptions are filled.
     HYOMAX net product sales decreased $5.6 million, or 74%, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to lower net prices and volume as a result of increased competition from other manufacturers.
     License and Royalty Agreement Revenues.
     License and royalty agreement revenues were $1.5 million for the three months ended September 30, 2010. In August 2010, in accordance with our license agreement with Targacept, Inc., or Targacept, under which we out-licensed certain rights with respect to our alpha-7 receptor technology, we received an upfront nonrefundable payment of $1.5 million. We are also eligible for success-based milestone payments of up to $74.9 million, depending on which compound is progressed by Targacept.
Costs and Expenses
     Cost of Product Sales. Cost of product sales (exclusive of amortization of product rights of $3.6 million and $1.5 million for the three months ended September 30, 2010 and 2009, respectively) increased $3.6 million, or 87%, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.
     Gross margin (exclusive of royalty agreement revenues and amortization of product rights) was as follows (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2010	2009	$	%
Net product sales	$26,410	$23,078	$3,332	14%
Cost of product sales (exclusive of amortization of product rights)	7,742	4,143	3,599	87

Gross margin	$18,668	$18,935	$(267)	(1)%

% of net product sales	71%	82%		(11)%
Gross margin as a percentage of net product sales for the three months ended September 30, 2010 decreased 11% compared to the three months ended September 30, 2009 due to a relatively higher portion of our net product sales in the third quarter of 2010 derived from products that have lower gross margins, primarily CUROSURF, and an increase in our provision for inventory allowances of $628,000 compared to the third quarter of 2009. The increase in the provision for inventory allowances was due primarily to an increase in our expected excess inventory related to SPECTRACEF and FACTIVE.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $336,000, or 3%, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This decrease was primarily due to lower stock compensation, legal and consulting fees during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 when we incurred significant expenses related to our transaction with Chiesi. Costs associated with the Chiesi transaction during the three months ended September 30, 2009 included $2.1 million of additional stock-based compensation expense and legal, accounting and related fees. This decrease was partially offset by increases in labor and benefits-related costs as a result of the addition of our hospital sales force in September 2009 and its related management team expenses; co-promotion expenses relating to ZYFLO CR and BALACET; travel-related expenses due to the increased number of sales representatives; and consulting expenses relating to increased market research.
     Royalty Expenses. Royalty expenses decreased $2.0 million, or 43%, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This decrease was primarily due to lower net revenues of the HYOMAX products, partially offset by increased royalties for ZYFLO CR.
     Research and Development Expenses. Research and development expenses increased $356,000, or 52%, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase is due to the timing of our product development expenses, which remains consistent with our development plan. Our product development expenses for particular product candidates vary significantly from period to period depending on the product development stage and the nature and extent of the activities undertaken to advance the product candidate’s development in a given reporting period.
     Amortization of Product Rights. Amortization of product rights increased $2.1 million, or 139%, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This increase was due to the amortization of CUROSURF and FACTIVE product rights. We added CUROSURF and FACTIVE to our product portfolio during the third quarter of 2009.
Benefit from Income Taxes
     The benefit from income taxes was $728,000 and $503,000 for the three months ended September 30, 2010 and 2009, respectively. Our effective tax rates for the three months ended September 30, 2010 and 2009 were (2,022.2)% and 48.3%, respectively. The increase in the effective tax rate was due primarily to changes in the estimated income tax provision related to the year ended December 31, 2009. These changes resulted from an increase in our net operating loss usage generating a tax benefit recognized in the three months ended September 30, 2010.
Comparison of the Nine Months Ended September 30, 2010 and 2009
     The following table sets forth certain consolidated statement of operations data and certain non-GAAP financial information for the periods indicated (in thousands, except percentages and per share data):

	Nine Months Ended
	September 30,		Change
	2010	2009	$	%
Net product sales
CUROSURF	$23,767	$2,153	$21,614	1004%
FACTIVE	4,163	91	4,072	4475
SPECTRACEF product family	3,478	6,896	(3,418)	(50)
ZYFLO product family	21,855	13,837	8,018	58
ALLERX Dose Pack products	22,105	22,985	(880)	(4)
HYOMAX product family	7,801	25,017	(17,216)	(69)
Propoxyphene/acetaminophen products	8,007	6,817	1,190	17
Other products	86	743	(657)	(88)

Total net product sales	91,262	78,539	12,723	16
License and royalty agreement revenues	1,541	237	1,304	550

Net revenues	92,803	78,776	14,027	18
Cost of product sales (exclusive of amortization of product rights)	22,714	10,245	12,469	122
Selling, general and administrative	38,089	34,023	4,066	12
Royalties	9,846	16,535	(6,689)	(40)
Research and development	3,748	3,041	707	23
Amortization of product rights	10,785	2,528	8,257	327

Income from operations	7,621	12,404	(4,783)	(39)
Total other expenses, net	(72)	(113)	41	(36)

Income before income taxes	7,549	12,291	(4,742)	(39)
Provision for income taxes	(2,172)	(4,776)	(2,604)	(55)

	Nine Months Ended
	September 30,		Change
	2010	2009	$	%
Net income	$5,377	$7,515	$(2,138)	(28)%

Net income per share, diluted	$0.21	$0.46	$(0.25)	(54)%

Non-GAAP income from operations (1)	$19,376	$19,352	$24	NM

Non-GAAP net income (1)	$13,750	$11,760	$1,990	17%

Non-GAAP net income per share, diluted (1)	$0.53	$0.72	$(0.19)	(26)%

(1)	See “Reconciliation of Non-GAAP Financial Measures” below.
NM Not meaningful.
Net Revenues
     Net Product Sales.
     CUROSURF and FACTIVE net product sales were $23.8 million and $4.2 million, respectively, for the nine months ended September 30, 2010. We added CUROSURF and FACTIVE to our product portfolio during the third quarter of 2009. We began promoting and selling CUROSURF in September 2009 and began marketing and promoting FACTIVE in October 2009.
     SPECTRACEF product family net product sales decreased $3.4 million, or 50%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to lower sales volumes caused by some dilution of our sales promotion efforts as result of the introduction of FACTIVE into our product portfolio.
     ZYFLO CR and ZYFLO net product sales increased $8.0 million, or 58%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to alignment of our price to market and steady prescription volume.
     ALLERX Dose Pack net product sales decreased $880,000, or 4%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to the deferral of revenue from sales made during the nine months ended September 30, 2010. At September 30, 2010, approximately $9.2 million of revenue was deferred due to the inability to estimate returns for the sales of certain ALLERX Dose Pack products. As a result of recent changes in market dynamics, we are unable to estimate returns due to uncertainty regarding consumer demand, future availability of API and the level of competition. Deferred revenue related to these sales will be recognized as revenue when prescriptions are filled.
     HYOMAX net product sales decreased $17.2 million, or 69%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to lower net prices and volume as a result of increased competition from other manufacturers.
     Net product sales from our propoxyphene/acetaminophen products increased $1.2 million, or 17%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to an increase in sales volume.
     Net product sales from our other products decreased $657,000, or 88%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to the wind-down of certain legacy products.
     License and Royalty Agreement Revenues.
     License and royalty agreement revenues increased $1.3 million, or 550%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. In August 2010, in accordance with our license agreement with Targacept, we received an upfront nonrefundable payment of $1.5 million. We are also eligible for success-based milestone payments of up to $74.9 million, depending on which of two specified lead compounds is progressed by Targacept. This revenue was partially offset by a decrease in royalty agreement revenue during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to the expiration of our supply and marketing agreement with Pliva, Inc., or Pliva, for APAP 500. Upon expiration of our agreement with Pliva on December 31, 2008, we stopped supplying Pliva with inventory; however, Pliva continued to sell existing inventory through six months ended June 30, 2009. All sales of APAP 500 subsequent to June 30, 2009 are included in net product sales from our propoxyphene/acetaminophen products.
Costs and Expenses
     Cost of Product Sales. Cost of product sales (exclusive of amortization of product rights of $10.8 million and $2.5 million for the nine months ended September 30, 2010 and 2009, respectively) increased $12.5 million, or 122%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
     Gross margin (exclusive of royalty agreement revenues and amortization of product rights) was as follows (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2010	2009	$	%
Net product sales	$91,262	$78,539	$12,723	16%
Cost of product sales (exclusive of amortization of product rights)	22,714	10,245	12,469	122

Gross margin	$68,548	$68,294	$254	NM

% of net product sales	75%	87%		(12)%
Gross margin as a percentage of net product sales for the nine months ended September 30, 2010 decreased 12% compared to the nine months ended September 30, 2009 due to a relatively higher portion of our net product sales during the first nine months of 2010 derived from products that have lower gross margins, primarily CUROSURF, partially offset by a decrease in our provision for inventory allowances of $306,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease in the provision for inventory allowances resulted from adjustments made during 2010 for previously reserved excess inventory that was sold during the nine months ended September 30, 2010.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.1 million, or 12%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase was primarily due to increases in labor and benefits-related costs as a result of the growth of our sales force and the addition of our hospital sales force in September 2009 and its related management team expenses; co-promotion expenses relating to ZYFLO CR and BALACET; travel-related expenses due to the increased number of sales representatives; and advertising and promotion expenses including samples, partially offset by lower stock compensation and legal and consulting expenses during the nine months ended as of September 30, 2010 compared to the nine months ended September 30, 2009 when we incurred significant expenses related to our transaction with Chiesi. Costs associated with the Chiesi transaction during the nine months ended September 30, 2009 included $3.6 million of additional stock-based compensation expense, legal, accounting and related fees.
     Royalty Expenses. Royalty expenses decreased $6.7 million, or 40%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease was primarily due to lower net revenues of the HYOMAX products, partially offset by increased royalties related to ZYFLO CR and FACTIVE, which was acquired during the third quarter of 2009.
     Research and Development Expenses. Research and development expenses increased $707,000, or 23%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase is primarily due to the restructuring of our obligations related to non-core technologies acquired from The Feinstein Institute, offset by the timing of other product development expenses, which remains consistent with our development plan. Our product development expenses for particular product candidates vary significantly from period to period depending on the product development stage and the nature and extent of the activities undertaken to advance the product candidate’s development in a given reporting period.

     Amortization of Product Rights. Amortization of product rights increased $8.3 million, or 327%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase was due to the amortization of CUROSURF and FACTIVE product rights. We added CUROSURF and FACTIVE to our product portfolio during the third quarter of 2009.
Provision for Income Taxes
     The provision for income taxes was $2.2 million for the nine months ended September 30, 2010 compared to $4.8 million for the nine months ended September 30, 2009. Our effective tax rates for the nine months ended September 30, 2010 and 2009 were 28.8% and 38.9%, respectively. The decrease in the effective tax rate is a result of changes in the estimated income tax provision related to the year ended December 31, 2009. These changes resulted from an increase in our net operating loss usage generating a tax benefit recognized in the three months ended September 30, 2010.
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

     The following tables reconcile our non-GAAP measures to the most directly comparable GAAP financial measures (in thousands, except share and per share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
GAAP income (loss) from operations	$98	$(1,042)	$7,621	$12,404
Add: stock-based compensation	315	305	970	1,157
Add: amortization of product rights	3,595	1,507	10,785	2,528
Add: acquisition-related expenses[1]	—	1,795	—	3,263

Non-GAAP income from operations	$4,008	$2,565	$19,376	$19,352

GAAP net income (loss)	$764	$(538)	$5,377	$7,515
Add: stock-based compensation	315	305	970	1,157
Add: amortization of product rights	3,595	1,507	10,785	2,528
Add: acquisition-related expenses[1]	—	1,795	—	3,263
Less: tax effects related to above items[2]	(840)	(1,316)	(3,382)	(2,703)

Non-GAAP net income	$3,834	$1,753	$13,750	$11,760

GAAP net income (loss) per share, diluted	$0.03	$(0.03)	$0.21	$0.46

Non-GAAP net income per share, diluted	$0.15	$0.08	$0.53	$0.72

Shares used in diluted net income (loss) per share calculation:
GAAP net income (loss)	26,056,928	20,741,322	26,017,288	16,249,578

Non-GAAP net income	26,056,928	21,679,818	26,017,288	16,249,578

1	Acquisition-related expenses include legal, accounting and related costs that resulted from or were incurred in connection with the Chiesi transaction.

2	Tax effects for the three months ended September 30, 2010 and 2009 are calculated using effective tax rates of 21.5% and 36.5% respectively. Tax effects for the nine months ended September 30, 2010 and 2009 are calculated using effective tax rates of 28.8% and 38.9% respectively.
Liquidity and Capital Resources
Sources of Liquidity
     We require cash to meet our operating expenses and for capital expenditures, acquisitions and in-licenses of rights to products and payments on our license agreement liability. To date, we have funded our operations primarily from product sales, royalty agreement revenues, the investment from Chiesi and borrowings under a related party note payable and our previous line of credit, which we terminated in May 2009. As of September 30, 2010, we had $49.7 million in cash and cash equivalents.
Cash Flows
     The following table provides information regarding our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Cash provided by (used in):
Operating activities	$30,450	$(8,993)
Investing activities	(609)	(5,119)
Financing activities	978	15,818

Net increase in cash and cash equivalents	$30,819	$1,706

Net Cash Provided By Operating Activities
     Our primary sources of operating cash flows are product sales. Our primary uses of cash in our operations are for inventories and other costs of product sales; selling, general and administrative expenses; and royalties.
     Net cash provided by operating activities for the nine months ended September 30, 2010 reflected our net income of $5.4 million, adjusted by non-cash expenses totaling $13.8 million and changes in accounts receivable, inventories, income taxes payable, accrued expenses and other operating assets and liabilities totaling $11.3 million. Non-cash items consisted primarily of amortization and depreciation of $11.1 million, changes in allowances for prompt payment discounts and inventory of $3.1 million, stock-based compensation of $970,000 and changes in deferred income tax assets of $1.4 million. Accounts receivable increased by $2.2 million from December 31, 2009 to September 30, 2010, primarily due to timing of net product sales and customer payments. Inventories increased by $1.9 million from December 31, 2009 to September 30, 2010, primarily due to purchases of CUROSURF finished product and the API for ZYFLO CR and ZYFLO. Prepaid expenses and other assets decreased by $1.5 million, primarily due to amortization of regulatory fees and insurance, usage of prepaid inventory and changes in our voucher programs. Accounts payable increased by $2.2 million from December 31, 2009 to September 30, 2010, primarily due amounts payable to Chiesi for inventory purchases. Accrued expenses increased by $5.1 million from December 31, 2009 to September 30, 2010, primarily due to increased rebates as a result of new laws, specifically the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010, and wholesale and contract fees resulting from increased competition and product sales, partially offset by a decrease in royalties. Deferred revenue increased $9.2 million from December 31, 2009 to September 30, 2010, due to sales that were deferred due to the inability to estimate product returns. Income taxes payable decreased by $2.6 million from December 31, 2009 to September 30, 2010, primarily due to changes in the estimated tax provision for the year ending December 31, 2010 which resulted in an income tax benefit during the three months ended September 30, 2010.
     Net cash used in operating activities for the nine months ended September 30, 2009 reflected our net income of $7.5 million, adjusted by non-cash expenses totaling $3.8 million and changes in accounts receivable, inventories, income taxes payable, accrued expenses and other operating assets and liabilities totaling $20.3 million.
Net Cash Used in Investing Activities
     Net cash used in investing activities for the nine months ended September 30, 2010 reflected the purchase of property and equipment for $361,000, purchase of product rights for $250,000 and proceeds from sale of equipment.
     Net cash used in investing activities for the nine months ended September 30, 2009 reflected the purchase of FACTIVE product rights for $5.2 million and property and equipment for $250,000, partially offset by net proceeds from the sale of marketable securities of $300,000.
Net Cash Provided by Financing Activities
     Net cash provided by financing activities for the nine months ended September 30, 2010 reflected proceeds from common stock option exercises of $538,000 and an excess tax benefit from stock options of $467,000, partially offset by principal payments on capital leases.
     Net cash provided by financing activities for the nine months ended September 30, 2009 reflected proceeds of $15.5 million from our issuance of shares of common stock to Chiesi and common stock option exercises of $401,000, partially offset by principal payments on capital leases and payments for cancellation of warrants.
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
     As of September 30, 2010, we had approximately $49.7 million of cash and cash equivalents on hand. Based on our current operating plans, we believe that our existing cash and cash equivalents and anticipated revenues from product sales are sufficient to continue to fund our existing level of operating expenses and capital expenditure requirements for the foreseeable future.
Contractual Obligations
     Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, contingent royalty payments and/or scientific, regulatory or commercial milestone payments under development agreements. There have been no material changes outside the ordinary course of business to our contractual obligations during the nine months ended September 30, 2010. The following table summarizes our contractual obligations as of September 30, 2010 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Capital lease obligations	$290	$25	$199	$66	$—
Operating leases(1)	3,088	111	1,101	1,125	751
Purchase obligations(2)	37,039	12,497	20,906	3,636	—
Royalty obligations(3)	1,380	15	690	450	225
Other long-term liabilities(4)	2,750	1,250	1,500	—	—

Total contractual obligations	$44,547	$13,898	$24,396	$5.277	$976

(1)	Operating leases include minimum payments under leases for our facilities, automobiles and certain equipment. Our total minimum lease payments for the corporate headquarters are $400,000 in 2010 (of which we paid 326,000 during the first nine months of 2010), $482,000 in 2011, $492,000 in 2012, $536,000 in 2013 and $1.3 million thereafter.

(2)	Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers of $30.7 million; clinical trial and research agreements with contract research organizations and consultants of $343,000; agreements with providers of marketing analytical services of $4.8 million; and open purchase orders for the acquisition of goods and services in the ordinary course of business of $1.1 million.

(3)	Royalty obligations include minimum royalty payments due in connection with our agreements with Pharmaceutical Innovations and The Feinstein Institute.

(4)	Other long-term liabilities include principal and interest due under our license agreement liability with Meiji Seika Kaisha, Ltd.
     In addition to the material contractual cash obligations included in the chart above, we have committed to make potential future milestone payments to third parties as part of licensing, distribution and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. We may be required to make additional payments of $57.4 million if all milestones are met. Because the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on our consolidated balance sheets and have not been included in the table above.
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

Foreign Currency Exchange Risk
     The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We currently have two development agreements denominated in foreign currencies, Euros and Swiss francs. Unfavorable fluctuations in these exchange rates could have a negative impact on our consolidated financial statements. The impact of the changes in these exchange rates related to these contracts was immaterial to our consolidated financial statements for the three and nine months ended September 30, 2010 and 2009. We do not believe a fluctuation in these exchange rates would have a material impact on us. To date, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. These circumstances may change.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     As of September 30, 2010, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer, also serving as our interim Chief Financial Officer, concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer, also serving as our interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     In proceedings before a re-examination examiner in the USPTO, the examiner rejected claims of the ‘796 Patent as failing to satisfy the novelty and non-obviousness criteria for U.S. patent claims. The ‘796 Patent owner, J-Med Pharmaceuticals, Inc., or J-Med, appealed to the USPTO Board of Patent Appeals and Interferences, or Board of Patent Appeals, on June 13, 2008, seeking reversal of the examiner’s rejections. On the same date, J-Med filed additional documents with the USPTO for review by the examiner. The examiner responded with an advisory action, withdrawing several of the rejections, but maintaining other rejections. An appeal brief was filed on August 18, 2008, a supplemental appeal brief was filed on May 7, 2009 and a reply brief was filed on January 25, 2010. The examiner did not reverse her prior rejections and, on April 13, 2010, the re-examination was docketed to the Board of Patent Appeals. The appeal was heard by the Board of Patent Appeals on August 4, 2010. After reviewing the statements of appeal, the Board of Patent Appeals affirmed the examiner’s rejections in whole. J-Med is reviewing various further actions, including requesting reconsideration by the Board of Patent Appeals, or filing a further appeal to the U.S. Court of Appeals for the Federal Circuit. The further proceedings involving the ‘796 Patent therefore may be lengthy in duration, and may result in invalidation of some or all of the claims of the ‘796 Patent.
     On June 13, 2008, counsel for Vision Pharma, LLC, or Vision, filed in the USPTO a request for re-examination of certain claims under U.S. patent number 6,843,372, or the ‘372 Patent, which we believe covers our current formulation of ALLERX 10 Dose Pack and ALLERX 30 Dose Pack, as well as ALLERX Dose Pack PE and ALLERX Dose Pack PE 30. Our counsel reviewed the request for re-examination and the patents and publications cited by counsel for Vision, and our counsel have concluded that valid arguments exist for distinguishing the claims of the ‘372 Patent over the references cited in the request for re-examination. On June 18, 2009, the USPTO examiner issued an office action, rejecting claims of the ‘372 Patent as failing to satisfy the novelty and non-obviousness criteria for U.S. patent claims, in view of the patents and publications cited by Vision. On August 18, 2009, the patent owner, Pharmaceutical Innovations, LLC, or Pharmaceutical Innovations, filed an amendment to the claims and a request for reconsideration of the office action issued on June 18, 2009. On October 8, 2010, the USPTO re-examination examiner filed an advisory action stating that the proposed amendment would not be allowed and that an appeal brief must be filed by Pharmaceutical Innovations by March 8, 2011 in order to continue with re-examination proceedings. If the USPTO re-examination examiner maintains one or more of the USPTO rejections of the claims of the ‘372 Patent, Pharmaceutical Innovations may appeal to the Board of Patent Appeals to seek reversal of the examiner’s rejections. If the Board of Patent Appeals thereafter affirms the examiner’s rejections, Pharmaceutical Innovations could take various further actions, including requesting reconsideration by the Board of Patent Appeals, filing a further appeal to the U.S. Court of Appeals for the Federal Circuit or instituting a reissue of the ‘372 Patent with narrowed claims. The further proceedings involving the ‘372 Patent therefore may be lengthy in duration, and may result in invalidation of some or all of the claims of the ‘372 Patent.
     On May 15, 2008, the TTAB issued written notice to us indicating that Bausch & Lomb, Incorporated, or Bausch & Lomb, had initiated a cancellation proceeding (Cancellation No. 92049358) against U.S. Reg. No. 3,384,232. The petition for cancellation filed in this proceeding alleges that the ALLERX registration dilutes the distinctive quality of Bausch & Lomb’s Alrex® trademark, that the ALLERX mark so resembles Bausch & Lomb’s Alrex® trademark as to cause confusion as to the source of goods sold under ALLERX mark and that Bausch & Lomb is likely to be damaged by the ALLERX registration. On October 1, 2010, we entered into a Trademark License Agreement with Bausch & Lomb under which we will assign the ALLERX registration to Bausch & Lomb in return for the rights to use the mark for a certain period of time.
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
     For the nine months ended September 30, 2009 and 2010, our ALLERX Dose Pack products and our HYOMAX line of products generated $48.0 million and $29.9 million of net product sales, respectively. Once we have discontinued these products, there is no guarantee that we will be able to replace these revenues with revenues from our strategic products. If we are not able to replace these product revenues, this discontinuance could also have a material adverse effect on our business, financial condition and results of operations and cash flows.
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

     Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for our product candidates. The FDCA provides a five-year period of exclusivity for a drug approved under the first NDA covering an API, and the drug approval for any of our product candidates may be blocked by such a period of marketing exclusivity. Similarly, the FDCA provides a three-year period of exclusivity for a drug approved under the first NDA covering a new indication or formulation of a drug that includes a previously approved API. These provisions may delay approval of our product candidates.
     Even if we are not excluded from obtaining marketing approval for our product candidates, it may adversely affect the revenue potential of those product candidates if our competitors succeed in commercializing similar products more rapidly or effectively than we are able to. For instance, one of our competitors, Par Pharmaceutical Companies, Inc., recently announced that its licensing partner, Tris Pharma, Inc., has received approval from the FDA to market a generic hydrocodone polistirex and chlorpheniramine polistirex extended-release oral suspension product, which, like our CRTX 067 product candidate, is a generic version of UCB, Inc.’s, or UCB, Tussionex®. In addition, UCB may launch its own generic version of Tussionex, which would make us the third entrant into the Tussinoex® generic market. While we continue to expect that CRTX 067 will receive marketing approval by the FDA in 2011, the presence of competing products in the market may adversely affect both the price we can charge for our product and the portion of the market for that product that may be available to us.
     The principal competitors to our products and potential competitors to our product candidates are more fully described under the caption “Competition” in Item 1 of our annual report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 4, 2010.
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

CORNERSTONE THERAPEUTICS INC.
Date: November 4, 2010	/s/ Craig Collard
Craig Collard
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer)

Date: November 4, 2010	/s/ Ira Duarte
Ira Duarte
Director of Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1+	Amendment No. 4, dated August 3, 2010, to Sponsored Research and License Agreement between the Registrant and The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) effective January 1, 2003.

10.2+	Amendment No. 5, dated August 3, 2010, to Sponsored Research and License Agreement between the Registrant and The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) effective January 1, 2003.

10.3+	Amendment No. 6, dated August 3, 2010, to Sponsored Research and License Agreement between the Registrant and The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) effective January 1, 2003.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment, which portions have been separately filed with the Securities and Exchange Commission.