Form 10-K
period 2010-12-31
CORNERSTONE THERAPEUTICS INC
filed 2011-03-03
CIK 1145404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $45,567,920 based on a price per share of $5.89, the last reported sale price of the registrant’s common stock on the NASDAQ Stock Market on that date.

As of February 28, 2011, the registrant had 25,700,463 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for the registrant’s 2011 annual meeting of stockholders currently expected to be held on May 18, 2011, which is currently expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2010, are incorporated by reference into Part III of this report.

CORNERSTONE THERAPEUTICS INC.

ANNUAL REPORT
ON FORM 10-K

INDEX

PART I

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of historical fact, including statements regarding the progress and timing of our product development programs and related trials; our future opportunities; our strategy, future operations, anticipated financial position, future revenues and projected costs; our management’s prospects, plans and objectives; and any other statements about management’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates”; our ability to develop and maintain the necessary sales, marketing, supply chain, distribution and manufacturing capabilities to commercialize our products; our ability to replace the revenues from our marketed unapproved products, which we ceased manufacturing and distributing at the end of 2010, and from our propoxyphene products, which we voluntarily withdrew from the U.S. market in November 2010 at the request of the U.S. Food and Drug Administration, or FDA; patient, physician and third-party payor acceptance of our products as safe and effective therapeutic products; our heavy dependence on the commercial success of a relatively small number of currently marketed products; our ability to maintain regulatory approvals to market and sell our products with FDA-approved marketing applications; our ability to obtain FDA approval to market and sell our products under development; our ability to enter into additional strategic licensing product acquisition, collaboration or co-promotion transactions on favorable terms, if at all; our ability to maintain compliance with NASDAQ listing requirements; adverse side effects experienced by patients taking our products; difficulties relating to clinical trials, including difficulties or delays in the completion of patient enrollment, data collection or data analysis; the results of preclinical studies and clinical trials with respect to our product candidates and whether such results will be indicative of results obtained in later clinical trials; our ability to develop and commercialize our product candidates before our competitors develop and commercialize competing products; our ability to satisfy FDA and other regulatory requirements; and our ability to obtain, maintain and enforce patent and other intellectual property protection for our products and product candidates. These and other risks are described in greater detail below in “Item 1A. Risk Factors.” If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements in this annual report on Form 10-K represent our views only as of the date of this annual report on Form 10-K and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any acquisitions, mergers, dispositions, business development transactions, joint ventures or investments we may enter into or make.

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

Overview

We are a specialty pharmaceutical company focused on acquiring, developing and commercializing products for the respiratory and related markets.

Our strategy is to:

•	Leverage commercial capabilities by promoting respiratory and related products to high prescribing physicians through our respiratory sales force and to hospital-based healthcare professionals through our hospital sales force;

•	Acquire rights to existing patent- or trade secret-protected, branded products, which can be promoted through the same channels to generate on-going high-value earnings streams;

•	Advance our development projects and further build a robust pipeline; and

•	Generate revenues by marketing approved generic products through our wholly owned subsidiary, Aristos Pharmaceuticals, Inc., or Aristos.

We believe that if we implement this strategy successfully, we can deliver consistent long-term earnings growth.

Our management team has broad experience in the acquisition, commercialization and development of pharmaceutical products. Additionally, our commercial understanding has allowed us to build effective sales forces that continue to grow our products and build relationships with key physicians within the respiratory and hospital markets.

We do not devote resources to early stage pharmaceutical research or captive manufacturing.

We believe that our business model and the competencies we have developed position us to add additional products in the respiratory space and can also be easily transferred to other related specialty market areas.

During 2010, we continued our intentional, strategic shift away from marketed unapproved products in order to focus on the branded approved products identified as “Our Promoted Products” below, and, as of December 31, 2010, we are no longer manufacturing or distributing any marketed unapproved products. Because we have historically derived significant revenues from sales of marketed unapproved products, we expect that our net product sales will begin to decline once all of our deferred revenue related to recent sales of these products has been recognized. We plan to replace these revenues, as well as revenues from other products we withdrew from the market in 2010, with increased revenues from our branded approved products, particularly CUROSURF and ZYFLO CR, and with revenues from our cough/cold product candidate, CRTX 067, for which we are targeting FDA approval during 2011, and from any other approved products which we can acquire and commercialize.

We have also developed a pipeline of products that includes line extensions for ZYFLO CR and controlled-release liquids, which are focused on the cough/cold segment of the acute respiratory marketplace. We plan to build on this base and focus on the following priorities in 2011:

•	growing our existing product portfolio by acquiring companies and/or products that fit with our strategic focus and

•	advancing our product pipeline with the expected FDA approval of CRTX 067 and the continued development of our other product candidates.

Revenues from some of our products fluctuate from quarter to quarter in-line with the seasonality of the respiratory season, which primarily results in higher revenues in our first and fourth quarters of the year.

Our Promoted Products

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

Our net sales of CUROSURF were $33.6 million in 2010 and $10.5 million during the period from our launch in September 2009 until the end of 2009. We acquired the CUROSURF product rights in the United States from Chiesi Farmaceutici S.p.A., or Chiesi, during the third quarter of 2009 and began promoting and selling CUROSURF in September 2009.

Market Opportunity.  Approximately one out of every 10, or 50,000, premature infants require surfactant treatment in the United States each year. Surfactants are typically dispensed in over 2,000 hospital neonatal intensive care units annually. The surfactant market generated approximately $100 million in sales in 2010 and is relatively stable because the number of premature infants requiring treatment does not vary significantly from year to year.

Benefits of CUROSURF.  CUROSURF has a higher concentration of phospholipids, lower volume per dose and lower viscosity as compared to other surfactant products used to treat RDS. These characteristics help reduce the impact on the infant by shortening the drug’s administration time, reducing the required manipulation of the infant and lowering the rate of reflux and endotracheal tube blockage.

In a prospective, randomized clinical trial comparing CUROSURF and Survanta® (a surfactant marketed by Abbott Laboratories, or Abbott, to treat RDS) in 293 infants, CUROSURF produced a faster reduction in infant oxygen requirement, as reflected in the fraction of inspired oxygen, or FiO2. In this same study, 73% of infants required only one dose of CUROSURF, while 49% of Survanta-treated infants required a second dose. It is theorized that faster reduction in oxygen requirement generally allows for faster weaning from mechanical ventilation and may lower the risk of oxygen toxicity.

In a separate clinical study comparing CUROSURF and Survanta, CUROSURF produced a faster and more substantial reduction in FiO2 and sustained results over the first 48 hours while certain infants in the Survanta group experienced a rebound in FiO2 requiring a higher need for redosing of surfactant.

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

Net product sales of ZYFLO CR and ZYFLO combined were $30.6 million, $18.0 million and $888,000 in 2010, 2009 and 2008. Our historical financial results for 2008 do not include sales of ZYFLO CR and ZYFLO by Critical Therapeutics prior to the completion of our October 31, 2008 merger.

Market Opportunity.  Asthma is a chronic respiratory disease characterized by the narrowing of the lung airways, making breathing difficult. An asthma attack leaves the victim short of breath as the airways become constricted and inflamed. The National Center for Health Statistics estimated that in 2009 in the United States approximately 8.2% of the population, or approximately 24.6 million people, had asthma and approximately 4.2% of the population, or 12.8 million people, had asthma attacks.

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

Proprietary Rights.  We licensed from Abbott exclusive worldwide rights to ZYFLO CR, ZYFLO and other formulations of zileuton for multiple diseases and conditions. The U.S. patent covering the composition of matter of zileuton that we licensed from Abbott expired in December 2010. The U.S. patent for ZYFLO CR will expire in June 2012 and relates only to the controlled-release technology used to control the bioavailability of zileuton over time. ZYFLO CR and ZYFLO are the only leukotriene synthesis inhibitor drugs approved for marketing by the FDA, and we believe that these products are not susceptible, in the near term, to generic competition. We do not expect the expiration of the composition of matter patent to materially affect our financial condition or results of operations.

FACTIVE

Overview.  FACTIVE is a fluoroquinolone antibiotic with the API gemifloxacin mesylate. FACTIVE is currently available in 320 mg, once daily tablets packaged in five-day and seven-day dose packs. FACTIVE is approved for the treatment of acute bacterial exacerbation of chronic bronchitis, or ABECB, and community-acquired pneumonia, or CAP, of mild to moderate severity, caused by Streptococcus pneumoniae (including MDRSP), Haemophilus influenzae, Moraxella catarrhalis, Mycoplasma pneumoniae, Chlamydia pneumoniae, or Klebsiella pneumoniae. FACTIVE was launched in the United States in September 2004 and is the only fluoroquinolone approved in the United States for the five-day treatment of both ABECB and CAP. Our net sales of FACTIVE were $5.1 million in 2010 and $1.2 million during 2009 following our launch in September 2009. We acquired the FACTIVE product rights and related inventory from Oscient Pharmaceuticals Corporation, or Oscient, on September 9, 2009. We began earning revenues from FACTIVE in September 2009; however, we did not begin marketing and promoting FACTIVE until October 2009.

Market Opportunity.  The U.S. oral solid antibiotic market is fairly fragmented, with approximately 40 branded products and more than 50 generic products. Pharmacists typically fill prescriptions for antibiotics with generic products when available. According to Wolters Kluwer Health, a third-party provider of prescription data, in 2010, the U.S. oral solid antibiotic market generated approximately 222 million prescriptions, of which the U.S. oral solid fluoroquinolone market generated approximately 35 million prescriptions. Approximately 1.2 million prescriptions have been dispensed for FACTIVE since its launch. In 2009 and 2010, FACTIVE generated approximately 96,000 and 62,000 prescriptions respectively.

Fluoroquinolones generally are considered safe and efficacious overall and have convenient dosing regimens. Fluoroquinolones, however, have multiple interactions with commonly prescribed drugs, cannot be used in children and have been associated with tendon rupture and photosensitivity adverse reactions.

Benefits of FACTIVE.  We believe FACTIVE is well positioned to meet the needs of health care providers for the treatment of ABECB and CAP. FACTIVE has demonstrated high clinical cure rates in multiple prospective, randomized clinical trials, rates that seem to resonate well with prescribers. FACTIVE is the only fluoroquinolone that has an indication for five-day treatment for both CAP and ABECB.

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

SPECTRACEF

Overview.  SPECTRACEF, an antibiotic administered orally in tablet form, is a third generation cephalosporin with the API cefditoren pivoxil. The SPECTRACEF product line currently includes SPECTRACEF 200 mg and SPECTRACEF 400 mg, cefditoren pivoxil 200mg and cefditoren pivoxil 400 mg. We sometimes refer to these products collectively as SPECTRACEF. SPECTRACEF 200 mg is currently available in a 10 day Dose Pack. SPECTRACEF 200 mg, two tablets twice daily, is indicated for the treatment of the same respiratory tract infections as SPECTRACEF 400 mg. Additionally, SPECTRACEF 200 mg, one tablet twice daily, is indicated for pharyngitis and tonsillitis and uncomplicated skin and skin-structure infections. In 2010, Cornerstone’s Aristos division introduced cefditoren pivoxil 200 mg and 400 mg authorized generic products to prepare to compete more effectively with potential generic market entrants. While the short-term impact of introducing our authorized generics has been to replace higher margin sales of SPECTRACEF 200 mg and SPECTRACEF 400 mg with lower margin sales of our authorized generics, we believe being the first generic to market will provide long-term benefits for us. At this time, there are no competing generic cefditoren pivoxil products that have been approved by the FDA.

SPECTRACEF 400 mg and its generic equivalent, cefditoren pivoxil 400 mg are single 400 mg tablets, twice-daily dosages of SPECTRACEF, which are indicated for the treatment of mild to moderate infections in adults and adolescents 12 years of age or older that are caused by pathogens associated with particular respiratory tract infections, including CAP and ABECB. SPECTRACEF 400 mg is currently available in a 10-day Dose Pack and a 14-day Dose Pack. The generic equivalent is currently only available in a 10-day Dose Pack. We received approval for SPECTRACEF 400 mg in July 2008 and launched it in October 2008. We launched cefditoren pivoxil 400 mg in February 2010. We believe that patients find taking one 400 mg tablet twice daily to be more convenient than taking two 200 mg tablets twice daily. Our net sales of the SPECTRACEF product family were $5.3 million, $9.4 million and $7.0 million in 2010, 2009 and 2008, respectively.

Market Opportunity.  Like FACTIVE, SPECTRACEF competes in the fragmented U.S. oral solid antibiotic market and is subject to competition from other branded and generic products. According to Wolters Kluwer Health, there were approximately 8.0 million prescriptions written in the United States for second and third generation oral solid cephalosporins in 2010.

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

Other Products

Through the end of 2010, we marketed but did not promote certain of our products, including ALLERX® (combinations of methscopolamine nitrate, pseudoephedrine hydrochloride, phenylephrine hydrochloride and chlorpheniramine maleate) tablets and HYOMAX® (hyoscyamine sulfate) tablets. We marketed these products without them having FDA-approved marketing applications. In August 2010, we announced our plan to cease manufacturing and distribution of all of our marketed unapproved products by the end of 2010, which include ALLERX Dose Pack products and the HYOMAX product family.

In December 2010, we sold our remaining inventory of our marketed unapproved products to distributors, wholesalers and retailers. Revenue related to these sales was deferred due to our inability to reasonably estimate returns as a result of large channel inventory levels and extended payment terms given related to certain sales. As a result, revenue from the sales of these products will be recorded at the later of when cash payment is received or the risk of product returns has been substantially eliminated, which we expect will be when the product is sold to the end-user based upon prescriptions filled. For this reason, net product sales for these products will continue to be recognized after 2010 even though we are no longer manufacturing and distributing these products.

Our net sales of our ALLERX Dose Pack and HYOMAX families of products were $37.4 million, $59.9 million and $49.4 million in 2010, 2009 and 2008, respectively. For a more complete discussion regarding FDA drug approval requirements, please see “Item 1. Business — Regulatory Matters” in this annual report on Form 10-K and “Item 1A. Risk Factors — Some of our specialty pharmaceutical products have been marketed without approved NDAs or ANDAs” in this annual report on Form 10-K.

Product Development Pipeline

Overview.  We are committed to the expansion of our product portfolio with particular focus in the respiratory therapeutic area. Our development pipeline consists of product candidates that are strategically aligned with our current products and are generally based on marketed drug compounds. The following table sets forth additional information regarding our product candidates:

Therapeutic Class	Developmental Stage	Regulatory Status

Allergy
CRTX 058	Preclinical	Submission timeline under review by management
CRTX 070	Preclinical	Submission targeted in 2014
Anti-Asthma
CRTX 073	Preclinical	Submission targeted in 2012
CRTX 809	Preclinical	Submission targeted in 2015
Cough/Cold
Product Candidate Submitted
CRTX 067	Under FDA Review	Regulatory application submitted in July 2009
Other Product Candidates
CRTX 069	Preclinical	Submission timeline under review by management
CRTX 072	Preclinical	Submission targeted in 2013
CRTX 074	Preclinical	Submission timeline under review by management

During 2010, 2009 and 2008, our research and development expenses were $4.5 million, $3.6 million and $3.7 million, respectively. Our development priorities may change from time to time, and the actual dates of regulatory submissions may differ from the target dates referenced above. For example, during 2010, management determined our anti-infective product candidates CRTX 062 and CRTX 068 were no longer viable product candidates.

Allergy Product Candidates — CRTX 058 and CRTX 070

Overview and Development Status.  CRTX 058 and CRTX 070 are product candidates in development for the treatment of symptoms of allergic rhinitis. During 2010, we held a pre-investigational new drug application meeting with the FDA. We plan to file an investigational new drug application, or IND, with the FDA and to commence the clinical program for CRTX 070 in 2011. If approved, we believe this anticholinergic therapy would be the first dosage form of its kind with an indication for the treatment of symptoms of allergic rhinitis. Because we are prioritizing the development of CRTX 070 over CRTX 058, our management is still reviewing the adjusted timeline for CRTX 058.

Market Opportunity.  According to the American Academy of Allergy, Asthma & Immunology, or AAAAI, rhinitis is one of the most common illnesses, affecting more than 50 million people. Rhinitis has a strong link to other respiratory diseases, including chronic sinusitis, middle ear infections, nasal polyps and bronchial asthma. The connection to bronchial asthma has caused great concern among allergists and immunologists. Additionally, asthmatics with rhinitis require more potent medications to control their symptoms. One potential explanation is that severe post-nasal drip triggers episodes of asthma. For example, researchers have found that inflammatory chemicals commonly found in the noses of people with allergic rhinitis drip into the lungs while they sleep, thus causing asthma to worsen.

According to Wolters Kluwer Health, oral solid anticholinergic combination products for the treatment of symptoms of respiratory diseases and allergies generated approximately 271,000 prescriptions in 2010, which was significantly less than in 2009 due to limited availability of the API methscopolamine. In addition, second and third generation antihistamine and antihistamine combination products generated a total of approximately 44.3 million prescriptions in 2010.

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

Proprietary Rights.  We have licensed from Neos Therapeutics, L.P., or Neos, the rights to market CRTX 058 and CRTX 070 utilizing Neos’s Dynamic Variable Release® technology. This licensed technology allows us to formulate these products with one or more APIs that require immediate activation followed by extended release of the remaining APIs.

Anti-Asthma Product Candidates — CRTX 073 and CRTX 809

Overview and Development Status.  ZYFLO CR is an important asset to us; therefore, we have implemented a life cycle management strategy to improve the dosing regimen for this product. We believe that offering more convenient dosing for ZYFLO CR may improve patient compliance and overall quality of life as it relates to their asthma condition. We plan to file an IND with the FDA for CRTX 073 in 2011. We are finalizing our proposed development plan for CRTX 809 with a view to an FDA guidance meeting in 2011.

In addition, we have previously performed research regarding the pharmacokinetic and pharmacodynamic profile of the R(+) isomer of zileuton to determine if there are potential dosing improvements for patients from this isomer. In April 2008, we announced the results of a Phase I clinical trial to assess the safety and tolerability of an oral single dose of the R(+) isomer of zileuton. R(+) zileuton combined in equal proportion with its mirror image isomer, S(-) zileuton, comprise racemic zileuton. The trial was designed to examine the safety, tolerability, pharmacokinetic and pharmacodynamic profile of the R(+) isomer of zileuton in healthy subjects. Based on this Phase I clinical trial, we believe that certain features of the R(+) isomer of zileuton may offer the opportunity for the development of a product candidate with a reduced tablet size or less frequent dose administration.

Proprietary Rights.  We have licensed from Abbott the rights to CRTX 073. Please see “Our Promoted Products — ZYFLO CR — Proprietary Rights” above and “License and Collaboration Agreements — Abbott — Zileuton License Agreements” below for a discussions of our licensing arrangements related to CRTX 073. We have worldwide patents pending which, if issued, could provide patent protection of an R(+) zileuton product through 2027.

Cough/Cold Product Candidates — CRTX 067, CRTX 069, CRTX 072 and CRTX 074

Overview and Development Status.  CRTX 067, CRTX 069, CRTX 072 and CRTX 074 are cough/cold product candidates currently in development. We submitted the application for marketing approval for CRTX 067 in July 2009. We are targeting submission of applications for marketing approval for the remaining product candidates in 2012 and beyond.

Market Opportunity.  Cough can adversely affect quality of life, leading patients to seek medical attention. According to Wolters Kluwer Health, in 2010, there were approximately 36 million prescriptions generated for antitussive products. Over 8 million of these prescriptions were for products that only contained a narcotic antitussive and an antihistamine.

Benefits of Cough/Cold Product Candidates.  Most cough/cold products that are currently marketed are in an immediate-release formulation, meaning they must be dosed every four to six hours, which can be inconvenient. For example, patients may not be able to sleep through the night because their antitussive is not effective for more than four hours. We believe that our cough/cold product candidates could improve patients’ compliance and quality of life by providing more convenient twice-daily, longer lasting dosing.

Proprietary Rights.  We have licensed the rights to Neos’s Dynamic Time Release Suspension®, or DTRS®, technology and Coating Place, Inc.’s, or Coating Place, drug resin complex technology. We expect that these licensed technologies will allow us to formulate these product candidates with one or more APIs that require immediate activation followed by a sustained timed release of the remaining APIs over a 12-hour period. Neos’s DTRS technology is covered under a pending U.S. patent application that if issued would expire in 2025. Coating Place’s drug resin complex technology is covered under an issued U.S. patent application that will expire in 2025.

Sales and Marketing; Co-promotion Agreements

Sales and Marketing

We have built a commercial organization, consisting at February 28, 2011 of 100 sales professionals in a variety of sales and sales management positions. Our sales organization is divided into a respiratory sales force and a hospital sales force. Our sales teams are supported by marketing, market research and commercial operations professionals who are responsible for developing our brands, implementing strategies and tactical plans for sales force execution, performing business analytics, leveraging commercial technology, overseeing sales operations and training our sales representatives.

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

We seek to differentiate our products from our competitors by emphasizing their clinical and pharmacoeconomic advantages and favorable side effect profile for patients who are suffering from respiratory diseases and infections. Our marketing programs to support our products include patient co-payment assistance, health care provider education, pharmacoeconomic advantages, information to further support patient compliance and participation in national medical conventions. In addition, we use a respiratory advisory board with varying specialties to assist in developing our corporate strategy for both our products and product candidates.

Co-promotion Agreements

We may seek to enter into co-promotion arrangements to enhance our promotional efforts and sales of our products. We may enter into co-promotion agreements with respect to our products that are not aligned with our respiratory focus or when we lack sufficient sales force representation in a particular geographic area. Our material co-promotion arrangements are described below.

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

Beginning on March 31, 2012, either party may terminate the co-promotion agreement with six-months’ advance written notice. In addition, DEY has the right to terminate the co-promotion agreement with two-months’ prior written notice if certain supply requirements are not met or if ZYFLO CR cumulative net sales for any four consecutive calendar quarters after commercial launch of ZYFLO CR are less than $20 million. ZYFLO CR cumulative net sales for the four consecutive calendar quarters ended December 31, 2010 were greater than $20 million.

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

Trade and Distribution

Our customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. We primarily sell products directly to drug wholesalers, which in turn distribute the products to retail drug stores, hospitals, mass merchandisers and grocery store pharmacies. Our top three customers, which represented 94% of gross product sales in 2010, are all drug wholesalers and are listed below:

Customer	2010	2009

Cardinal Health	43%	34%
McKesson Corporation	29%	34%
AmerisourceBergen Corporation	22%	20%

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

Product	Manufacturer/Packager

CUROSURF	Chiesi
ZYFLO/ZYFLO CR
API (zileuton)	Shasun Pharma Solutions Ltd. (or Shasun)
ZYFLO tablets	Patheon Pharmaceuticals Inc. (or Patheon)
ZYFLO CR tablet cores	Jagotec AG (or Jagotec)
ZYFLO CR tablet coating and packaging	Patheon
FACTIVE 5 and 7
API (gemifloxacin mesylate)	LGLS
FACTIVE tablets	Patheon
FACTIVE packaging	Patheon
SPECTRACEF
API (cefditoren pivoxil), tablets and packaging	Tedec-Meiji

We and our manufacturers and packagers are subject to the FDA’s current Good Manufacturing Practice, or cGMP, requirements and other applicable laws and regulations administered by the FDA, the Drug Enforcement Administration, or DEA, and other regulatory authorities, including requirements related to controlled substances. Risks related to our arrangements with our manufacturers and packagers are described in greater detail below in “Item 1A. Risk Factors.”

While none of our products have alternative manufacturers qualified due to exclusivity provisions in the respective licensing agreements or based on other commercial considerations, we believe there are other suppliers that could serve as replacements for the current manufacturers if the need arose. However, qualifying such a replacement manufacturer with the FDA could take a significant amount of time, and, as a result, we would not be able to guarantee an uninterrupted supply of the affected product to our customers.

Chiesi — License and Distribution Agreement

This agreement is described below under the caption “License and Collaboration Agreements” in this Item 1 of this annual report on Form 10-K.

Shasun — Agreement for Manufacturing and Supply of Zileuton API

Shasun manufactures all of our commercial supplies of the zileuton API pursuant to an agreement dated February 8, 2005, as amended. The API purchased from Shasun currently has a shelf-life of 36 months. The agreement will expire on the earlier of the date on which we have purchased a specified amount of the API for zileuton or December 31, 2011. The agreement will automatically extend for successive one-year periods after December 31, 2011, unless Shasun provides us with 18-months’ prior written notice of cancellation. We have not received written notice of cancellation.

Jagotec — Manufacture and Supply Agreement for ZYFLO CR

Jagotec, a subsidiary of SkyePharma PLC, manufactures all of our bulk, uncoated tablets of ZYFLO CR pursuant to a manufacture and supply agreement dated August 20, 2007, as amended. We have agreed to purchase from Jagotec a minimum of 20 million ZYFLO CR tablet cores in each of the four 12-month periods starting May 30, 2008. The agreement’s initial term extends to May 22, 2012, and will automatically continue thereafter, unless we provide Jagotec with 24-months’ prior written notice of termination or Jagotec provides us with 36-months’ prior written notice of termination. We have not received written notice of cancellation.

LGLS — License and Option Agreement

This agreement is described below under the caption “License and Collaboration Agreements” in this Item 1 of this annual report on Form 10-K.

Meiji — SPECTRACEF License and Supply Agreement

This agreement is described below under the caption “License and Collaboration Agreements” in this Item 1 of this annual report on Form 10-K.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary rights. Our policy is to acquire the rights to products that are covered by U.S. and foreign patents or patent applications, trade secrets and know-how and offer the opportunity for continuing technological innovation.

Patents

Our patents and patent applications include patents and patent applications that we own or exclusively license with claims directed to composition of matter, formulations of our products and product candidates and methods of use of our products and product candidates to treat particular indications.

The following table shows our U.S. patents relating to ZYFLO CR, FACTIVE and SPECTRACEF as of February 28, 2011:

Number	Issued Patents	Product(s)	Expiration

Licensed Patents
5,422,123	Tablets with controlled-rate release of active substances	ZYFLO CR	06/06/2012
5,633,262	Quinoline carboxylic acid derivatives having 7-(4-amino-methyl-3-oxime) pyrrolidine substituent and processes for preparing thereof	FACTIVE	06/15/2015
5,962,468	7-(4-aminomethyl-3-methyloxyiminopyrroplidin-1-yl)-1-cyclopropyl-6-flu oro-4-oxo-1,4-dihydro-1,8-naphthyridine-3-carboxylic acid and the process for the preparation thereof	FACTIVE	06/15/2015
5,958,915	Antibacterial composition for oral administration	SPECTRACEF	10/14/2016
5,776,944	7-(4-aminomethyl-3-methyloxyiminopyrroplidin-1-yl)-1-cyclopropyl-6-flu oro-4-oxo-1,4-dihydro-1,8-naphthyridine-3-carboxylic acid and the process for the preparation thereof	FACTIVE	04/04/2017
6,723,734	Salt of naphthyridine carboxylic acid derivative	FACTIVE	03/20/2018
6,340,689	Methods of use of quinolone compounds against atypical upper respiratory pathogenic bacteria	FACTIVE	09/14/2019

Number	Issued Patents	Product(s)	Expiration

6,262,071	Methods of use of antimicrobial compounds against pathogenic amycoplasma bacteria	FACTIVE	09/21/2019
6,331,550	Methods of use of quinolone compounds against anaerobic pathogenic bacteria	FACTIVE	09/21/2019
6,455,540	Methods of use of quinolone compounds against anaerobic pathogenic bacteria	FACTIVE	09/21/2019
6,803,376	Method of use of quinolone compounds against pneumococcal and haemophilus bacteria	FACTIVE	09/21/2019

All of the above patents were filed with and subsequently issued by the United States Patent and Trademark Office, or USPTO.

Other than FACTIVE, patent protection is not available for composition of matter claims directed to the APIs of our current products and product candidates. As a result, we primarily rely on the protections afforded by our formulation and method of use patents. Method of use patents, in particular, are more difficult to enforce than composition of matter patents because of the risk of off-label sale or use of the subject compounds.

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

For information about the patents and patent applications that we own or exclusively license that we consider to be most important to the protection of our products and product candidates, see “— Proprietary Rights” under each of the products and product candidates described above under “Our Promoted Products” and “Product Development Pipeline.”

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

Trademarks

We use trademarks on many of our products, and believe that having distinctive marks is an important factor in marketing these products. We have U.S. trademark registrations, issued by the USPTO, for our ZYFLO CR and ZYFLO trademarks, among others. CUROSURF is owned by Chiesi and is licensed to us for sales and marketing purposes in the United States. FACTIVE is owned by LGLS and is licensed to us for sales and marketing purposes in North America and many European countries. SPECTRACEF is owned by Meiji and licensed to us for sales and marketing purposes in the United States. Other trademarks or service marks appearing in this annual report are the property of their respective holders.

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

LG Life Sciences — FACTIVE License and Option Agreement

Overview.  On September 9, 2009, we acquired the commercial rights to the antibiotic FACTIVE in North America and certain countries in Europe, certain inventory and related assets and specific product-related liabilities through an asset purchase agreement with Oscient, for $8.1 million and quarterly royalty payments based on net sales through September 9, 2014, adjusted for royalties we pay to LGLS with respect to those net sales.

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

Exclusive Supplier and Minimum Purchase Obligation.  Under the license and supply agreement, Meiji is our exclusive supplier of cefditoren pivoxil for both our branded and authorized generic products and, through October 2018, of SPECTRACEF 400 mg so long as Meiji is able to supply 100% of our requirements for SPECTRACEF 400 mg. Additionally, Meiji will be a non-exclusive supplier of SPECTRACEF 200 mg through October 2018. We are required to purchase from Meiji combined amounts of the API cefditoren pivoxil, SPECTRACEF 200 mg, SPECTRACEF 400 mg and sample packs of SPECTRACEF 400 mg exceeding $15.0 million for the first year beginning October 2008, $20.0 million for year two, $25.0 million for year three, $30.0 million for year four and $35.0 million for year five. If we do not meet our minimum purchase requirement in a given year, we must pay Meiji an amount equal to 50% of the shortfall in that year. We expect to exceed the minimum purchase requirements. If we are unable to meet the minimum purchase requirements, the parties will discuss in good faith measures they can take to address the situation. These minimum purchase requirements cease to apply if a third party generic cefditoren product is launched in the United States prior to October 12, 2011.

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

Neos — Development, License and Services Agreement — Anticholinergic and Antihistamine Combination Product

Overview.  In March 2008, we entered into a development, license and service agreement with Neos pursuant to which we obtained an exclusive license under the portfolio of then pending patent applications relating to Neos’s Dynamic Variable Release technology to develop, manufacture and commercialize an anticholinergic and antihistamine combination product in the United States, subject to obtaining necessary approvals from the FDA. Following successful formulation, Neos is responsible for manufacturing the licensed product for use in connection with our clinical trials and our regulatory submission to the FDA for the licensed product. Neos also has the exclusive right to manufacture the licensed product for commercial sale following FDA approval pursuant to a separate supply agreement that the parties agree to negotiate in good faith following FDA approval of the licensed product.

Fees, Milestones and Royalties.  Under the agreement, we are obligated to pay Neos a minimum fee of approximately $1.8 million for its performance of the formulation and development work under the agreement, plus hourly fees related to development work performed by Neos personnel. In consideration for Neos’s exclusive license to us of its Dynamic Variable Release technology and related know-how in connection with the anticholinergic product, CRTX 058, we are obligated to pay Neos royalties determined as a percentage of the net sales of any licensed product.

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

Neos and Coating Place — Development and Manufacturing Agreement — Antitussive and Antihistamine Combination Product

Overview.  In February 2008, we entered into a development and manufacturing agreement with Neos and Coating Place, as amended, pursuant to which we obtained an exclusive license under Neos’s DTRS technology and Coating Place’s patented drug resin complex technology to develop, manufacture and commercialize an antitussive and antihistamine combination product to compete directly in the U.S. narcotic antitussive market, subject to obtaining necessary approvals from the FDA.

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

Neos — Products Development Agreement

Overview.  Pursuant to a products development agreement with Neos, as amended and restated in August 2008 and further amended in May 2010, we engaged Neos to develop various extended-release liquid products using Neos’s DTRS technology. Following successful formulation, Neos is responsible for manufacturing the licensed product for use in connection with our clinical trials and a regulatory submission to the FDA for the licensed product. Neos also has the exclusive right to manufacture the licensed product for commercial sale following FDA approval pursuant to a separate manufacturing agreement that the parties would enter into following FDA approval of the licensed product.

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

Our products compete, and our product candidates, if approved, will compete, principally with the following:

•	CUROSURF — Abbott’s Survanta and ONY, Inc.’s Infasurf®.

•	ZYFLO CR or any anti-asthma product candidate — IgE blockers, such as Genentech USA, Inc’s and Novartis Pharmaceutical Corporation’s Xolair®; bronchodilatory drugs, such as Teva Respiratory LLC’s ProAir® HFA (albuterol sulfate) Inhalation Aerosol and Schering Corporation’s, or Schering, Proventil® HFA (albuterol sulfate) Inhalation Aerosol; Leukotriene Receptor Agonists, such as Merck Sharp and Dohme Corporation’s Singulair® (montelukast sodium); inhaled corticosteroids, such as GlaxoSmithKline’s, or GSK, Flovent® Diskus® (fluticasone propionate inhalation powder); and combination products, such as GSK’s Advair Diskus® (fluticasone propionate and salmeterol inhalation powder) and AstraZeneca LP’s Symbicort® (budesonide/formoterol fumarate dehydrate) Inhalation

Solution. In addition, we may face competition from pharmaceutical companies seeking to develop new drugs for the asthma market.

•	FACTIVE or any anti-infective product candidate — Ortho-McNeil-Janssen Pharmaceuticals, Inc.’s Levaquin® (levofloxacin), Bayer Healthcare Pharmaceutical Inc.’s Avelox® (moxifloxacin) and generic formulations of Bayer Schering Pharma’s Cipro® (ciprofloxacin).

•	SPECTRACEF or any anti-infective product candidate — second and third generation cephalosporins, such as Pernix Therapeutics, Inc.’s Cedax® (ceftibuten), Lupin Pharmaceuticals, Inc.’s, Suprax® and generic formulations cefdinir and GSK’s Ceftin® (cefuroxime).

•	Cough/cold product candidates — various narcotic and non-narcotic antitussives, such as King Pharmaceuticals, Inc.’s Tussigon® (hydrocodone and homatropine), Mallinckrodt, Inc.’s TussiCaps® (hydrocodone polistirex and chlorpheniramine polistirex), UCB, Inc.’s, or UCB, Tussionex® (hydrocodone polistirex and chlorpheniramine polistirex) and generic formulations of promethazine hydrochloride and codeine phosphate oral syrup and Forest Laboratories, Inc.’s Tessalon® (benzonatate); over-the-counter antitussives, such as Reckitt Benckiser Inc.’s Delsym® (dextromethorphan polistirex) and Schering-Plough’s HealthCare Products Inc.’s Coricidin HBP® Cough & Cold (dextromethorphan and chlorpheniramine).

Regulatory Matters

Government authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of our products. In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations. Failure to comply with applicable regulatory requirements may subject us and our products to administrative or judicial sanctions, such as a refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

FDA Regulation of Drug Products

Before a “new drug” may be marketed in the United States, it must be approved by the FDA. Depending on the drug for which approval is sought, FDA marketing approval can be issued either as approval of an NDA or an abbreviated new drug application, or ANDA.

New Drug Applications.  The steps required for approval of an NDA include:

•	pre-clinical laboratory tests, animal studies and formulation studies;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an the FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP; and

•	FDA review and approval of the NDA.

Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulations, as well as animal studies. The results of these pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the clinical trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND may not result in FDA authorization to commence clinical trials. Once an IND is in effect, each clinical trial to be conducted under the IND must be submitted to the FDA, which may or may not allow the trial to proceed.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified physician-investigators and healthcare personnel. Clinical trials are conducted under protocols detailing, for example, the parameters to be used in monitoring patient safety and the safety and effectiveness criteria, or endpoints, to be evaluated. Clinical trials are typically conducted in three defined phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent institutional review board, or IRB, or ethics committee before it can begin. Phase I usually involves the initial administration of the investigational drug to people to evaluate its safety, dosage, tolerance, pharmacodynamics, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population afflicted with the disease or condition for which the drug is being developed, to evaluate dosage tolerance and appropriate dosage, identify possible adverse side effects and safety risks, and preliminarily evaluate the effectiveness of the drug for specific indications. Phase III trials usually further evaluate effectiveness and test further for safety by administering the drug in its final form in an expanded patient population. Any Phase I, Phase II or Phase III clinical trials we initiate may not be completed successfully within any specified period of time, if at all. Further, we, third parties assisting in our product development efforts or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or are obtaining no medical benefit from the product being studied.

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

If the FDA determines the NDA is acceptable, it will approve it. If the FDA determines the NDA is not acceptable, it will issue a complete response letter outlining the deficiencies in the NDA and often requesting additional data and information. Even if the sponsor provides the requested or other information or data, the FDA may ultimately decide that the NDA does not satisfy the regulatory criteria for approval.

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

The testing and approval process for NDAs and sNDAs requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis or at all.

Some of our product candidates may be eligible for submission of applications for approval that require less information than the NDAs discussed above. There are two such pathways to approval: ANDA and 505(b)(2) NDAs.

Abbreviated New Drug Applications.  The FDA may approve an ANDA if the product is the same in important respects as a listed drug, or a drug with the FDA approval, or the FDA has declared it suitable for an ANDA submission. ANDAs for such drugs, often called generic drugs, must generally contain the same manufacturing and composition information as NDAs, but applicants do not need to submit pre-clinical and usually do not need to submit clinical safety and effectiveness data. Instead, they must demonstrate, among other things, that the product has the same active ingredient as the listed drug, that the product is bioequivalent to the listed drug, and that the drug is properly manufactured. Drugs are bioequivalent if the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug. Conducting bioequivalence studies is generally less time-consuming and costly than conducting pre-clinical and clinical trials necessary to support an NDA.

The FDCA provides that ANDA reviews and/or approvals will be delayed in various circumstances. For example, the holder of the NDA for the listed drug may be entitled to a period of market exclusivity, during which the FDA will not approve, and may not even review, the ANDA. If the listed drug is claimed to be covered by an unexpired patent that the NDA holder has listed with the FDA, the ANDA applicant may certify in a so-called paragraph IV certification that the patent is invalid, unenforceable or not infringed by the product that is the subject of the ANDA. If the holder of the NDA sues the ANDA applicant within 45 days of being notified of the paragraph IV certification, the FDA will not approve the ANDA until the earlier of a court decision favorable to the ANDA applicant or the expiration of 30 months. Also, in circumstances in which the listed drug is claimed to be covered by an unexpired patent and the patent’s validity, enforceability or applicability to the generic drug has been challenged by more than one generic applicant, ANDA approvals of later generic drugs may be delayed until the first applicant has received a 180-day period of market exclusivity. The regulations governing marketing exclusivity and patent protection are complex, and it is often unclear how they will be applied in particular circumstances until the FDA acts on one or more ANDA applications.

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

Regulation of Controlled Substances

We, our contract manufacturers and packagers and certain of our product candidates, including those containing hydrocodone, are subject to the Controlled Substances Act and DEA regulations thereunder. Accordingly, we and our contract manufacturers and packagers must adhere to a number of requirements with respect to our controlled substance product candidates, including registration, recordkeeping and reporting requirements; security controls; and, assuming regulatory approval is received, labeling and packaging requirements and certain restrictions on prescription refills.

In addition, a DEA quota system controls and limits the availability and production of certain controlled substances, including hydrocodone, which are or may be used in our product candidates. The DEA annually establishes aggregate quotas for how much of each controlled substance may be produced based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medical needs. The limited aggregate amounts of this substance that the DEA allows to be produced in the United States each year are allocated among individual companies, which must submit applications annually to the DEA for individual production and procurement quotas. A manufacturer or packager must receive an annual quota from the DEA in order to produce or procure any controlled substance product or product candidate. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, and it has substantial discretion over whether to make such adjustments. Our contract manufacturers’ and packagers’ quotas may not be sufficient for us to complete clinical trials of our product candidates. Any delay or refusal by the DEA in establishing our contract manufacturers’ or packagers’ quotas for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.

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

Pharmaceutical Pricing and Reimbursement

Our ability to commercialize our products successfully depends in significant part on the availability of adequate coverage and reimbursement to patients from third-party payors, including governmental payors such as the Medicare and Medicaid programs, managed care organization, or MCOs, and private health insurers.

We participate in a number of governmental programs that require us to provide rebates or discounts or otherwise limit reimbursement for our products. Under the Medicare Part D prescription drug benefit, which took effect in January 2006, Medicare beneficiaries can obtain prescription drug coverage from private plans that are permitted to limit the number of prescription drugs that are covered on their formularies in each therapeutic category and class. Some Medicare Part D plans cover some or all of our products, but the amount and level of coverage vary from plan to plan. Our products may be excluded from private plans’ formularies and may be subject to significant price competition that depresses the prices we are able to charge. We believe that it is likely that private insurers will pattern their coverage and reimbursement policies on Medicare coverage and reimbursement policies with respect to prescription drug benefits.

In addition, we participate in the Medicaid Drug Rebate Program, or MDRP, with the Centers for Medicare and Medicaid Services in order for our products to be reimbursable under government health care programs. The MDRP requires us to pay rebates to the state Medicaid programs based on a specified percentage of the “average manufacturer price” or the difference between the average manufacturer price and the “best price.” We are also required to enter into a similar agreement with the U.S. Department of Veterans Affairs to have their drugs covered by a state Medicaid program. Furthermore, some states currently require (and more states may begin to require) manufacturers to enter into supplemental rebate agreements, and we have entered into such agreements with some states.

We also participate in the Public Health Service’s 340B Drug Pricing Program and some of our products are purchased under the program. As a participant in the program, we are required to charge a discounted price for our products to certain types of covered entities, such as qualified disproportionate share hospitals.

All of our products are generally covered by managed care and private insurance plans. Coverage by such plans for ZYFLO CR, FACTIVE and SPECTRACEF is similar to other products within the same class of drugs, but the status or tier of our products within each plan varies. For example, the position of FACTIVE as a branded product often requires a higher patient copayment, which may make it more difficult to expand the current market share for this product.

Third-party payors are increasingly challenging the prices charged for medicines and examining their cost-effectiveness, in addition to their safety and efficacy. In some cases, MCOs may require additional evidence that a patient had previously failed another therapy, additional paperwork or prior authorization from the MCO before approving reimbursement for SPECTRACEF. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Even with these studies, our products may be considered less safe, less effective or less cost-effective than existing products, and third-party payors may decide not to provide coverage and reimbursement for our products, in whole or in part. Even if third-party payors approve coverage and reimbursement for our products, the resulting payment rates may not be sufficient for us to sell our products at a profit.

Moreover, political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental changes with respect to pricing and reimbursement. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which contain cost-containment measures and health care reforms to be implemented over the next decade. We refer to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 as Health Care Reform. The provisions of Health Care Reform that are likely to impact our pricing and reimbursement for our products include the requirement to provide a 50% discount off negotiated prices to applicable brand-name drugs for Medicare Part D beneficiaries during their coverage gap period; an increase in the Medicaid rebates that we must pay to state Medicaid programs under the MDRP; the inclusion of Medicaid MCO enrollees in the calculation of rebates owed under the MDRP; the revised definition of average manufacturer price for rebate reporting purposes; and an increase in the number of entities eligible for discounted pricing under the 340B Drug Pricing Program. Furthermore, Health Care Reform includes initiatives to study and implement payment reforms and cost-containment measures, the results of which could reduce reimbursement for our products and reduce our profits.

We anticipate that Congress, state legislatures and the private sector will continue to consider and may adopt further health care policies intended to curb rising health care costs. These cost-containment measures could include, for example:

•	controls on government-funded reimbursement for drugs;

•	controls on payments to health care providers that affect demand for drug products;

•	challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means;

•	weakening of restrictions on imports of drugs; and

•	expansion of the use of managed care systems in which health care providers contract to provide comprehensive health care for a fixed cost per person.

We may also face competition for our products from lower-priced products from foreign countries that have placed price controls on pharmaceutical products. Although not implemented by Health Care Reform, potential future federal legislation may expand consumers’ ability to import lower-priced versions of competing products from Canada and other countries. The importation of foreign products that compete with our own products could negatively impact our business and prospects.

We are unable to predict how all or portions of Health Care Reform will be implemented, what additional legislation, regulations or policies, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost-containment measures, including those listed above, or other health care system reforms that are adopted could impair our ability to set prices that cover our costs, constrain our ability to generate revenue from government-funded or private third-party payors, limit the revenue and profitability of our potential customers, suppliers and collaborators and impede our access to capital needed to operate and grow. Any of these circumstances could significantly limit our ability to operate profitably.

Fraud and Abuse Regulation

A number of federal and state laws and related regulations, loosely referred to as fraud and abuse laws, are used to prosecute health care providers, suppliers, physicians and others that fraudulently or wrongfully obtain reimbursement for health care products or services from government health programs, such as Medicare and Medicaid, or private insurers. These laws are extremely complicated, apply broadly and may constrain our business and the financial arrangements through which we market, sell and distribute our products. Examples of these laws and regulations include:

•	Federal Anti-Kickback Law. The anti-kickback law contained in the federal Social Security Act is a criminal statute that makes it a felony for individuals or entities knowingly and willfully to offer or pay, or to solicit or receive, remuneration in order to induce the purchase, order, lease or recommending of items or services, or the referral of patients for services, that are reimbursed under a federal health care program, including Medicare and Medicaid. The term “remuneration” has been interpreted broadly and includes both direct and indirect compensation and other items and services of value. Both the party offering or paying remuneration and the recipient may be found to have violated the statute. Courts have interpreted the anti-kickback law to cover any arrangement where one purpose of the remuneration is to induce purchases or referrals, regardless of whether there are also legitimate purposes for the arrangement. There are narrow exemptions and regulatory safe harbors, but many legitimate transactions fall outside of the scope of any exemption or safe harbor, although that does not necessarily mean the arrangement will be subject to penalties under the anti-kickback statute. Penalties for federal anti-kickback violations are severe, including up to five years imprisonment, individual and corporate criminal fines, exclusion from participation in federal health care programs and civil monetary penalties in the form of treble damages plus $50,000 for each violation of the statute. Health Care Reform amended the intent requirement of the federal anti-kickback statute so that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. Violations of the federal anti-kickback statute may now also be treated as a false or fraudulent claim for purposes of the federal false claims act or a violation of the criminal health care fraud law.

•	Federal False Claims Law. The federal false claims act imposes liability on any person who knowingly submits, or causes another person or entity to submit, a false or fraudulent claim for payment of government funds or knowingly makes a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Penalties include three times the government’s damages plus civil penalties of $5,500 to $11,000 per false claim. In addition, the federal false claims act permits a person with knowledge of fraud, referred to as a qui tam plaintiff or “whistleblower,” to file a lawsuit on behalf of the government against the person or entity that committed the fraud. If the government determines to intervene in the lawsuit and the government prevails, the qui tam plaintiff is rewarded with a percentage of the recovery.

•	Federal Health Insurance Portability and Accountability Act of 1996. The HIPAA statute imposes criminal liability for knowingly and willfully executing a scheme to defraud any health care benefit program. It also prohibits knowingly and willfully falsifying, concealing or covering up any material fact or making any materially false or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Furthermore, HIPAA imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

•	Other Federal Criminal and Civil Health Care Laws. The Social Security Act contains numerous penalties for fraud and abuse in the health care industry, such as imposition of a civil monetary penalty, a monetary assessment, exclusion from participation in federal health care programs or a combination of these penalties.

•	State Laws. Various states have enacted laws and regulations comparable to the federal fraud and abuse laws and regulations. These state laws and regulations may apply to items or services reimbursed by any third-party payor, including private payors, commercial insurers and other payors. Moreover, these laws and regulations vary significantly from state to state and, in some cases, are broader than the federal laws and regulations. These differences increase the costs of compliance and the risk that the same arrangements may be subject to different compliance standards in different states.

In addition, there is a trend of increased federal and state regulation of payments made to physicians, including the tracking and reporting of gifts, compensation and other remuneration to physicians. Health Care Reform includes examples of this trend. Beginning in 2012, pharmaceutical manufacturers and distributors must provide the U.S. Department of Health and Human Services with an annual report of the drug samples requested by and provided to health care practitioners. Beginning in 2013, pharmaceutical manufacturers will be required to report information to the U.S. Department of Health and Human Services related to payments and other transfers of value to physicians during the preceding calendar year, which information will later be made publicly available. Pharmaceutical manufacturers will also be required to report and disclose physician ownership and investment interests in such manufacturers. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Various states currently require or have proposed legislation that would require pharmaceutical companies to report expenses related to marketing and promotion of pharmaceutical products and gifts and payments to physicians within the states.

Employees

As of February 28, 2011, we had 147 full-time employees, 115 of whom were engaged in marketing and sales; eight of whom were engaged in research, development and regulatory affairs; and 24 of whom were engaged in management, administration and finance. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages. We believe that relations with our employees are good.

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

We have no manufacturing facilities and rely on third parties to purchase raw materials for, manufacture, package and supply all of our products. Some of the agreements we have entered into are exclusive agreements in which the manufacturer is a single-source supplier, preventing us from using alternative sources. Similarly, many of our agreements may require us to make volume commitments or agree to long-term pricing arrangements that may affect our margins or constrain our ability to position our products optimally in the market. If we choose to cancel or are unable to meet our volume commitments, we may be subject to penalties or increased costs to manufacture our products. For a description of the manufacturing and packaging agreements related to our more important products, please see “Item 1. Business — Manufacturing.”

If any of the third-party manufacturers with whom we contract fails to perform its obligations, we may be adversely affected in a number of ways, including the following:

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

We also rely on third-party manufacturers that, in some instances, have encountered difficulties obtaining raw materials needed to manufacture our product candidates as a result of DEA regulations. Although these difficulties have not had a material adverse impact on us, such problems could have a material adverse impact on us in the future. In addition, supply interruptions or delays could occur that require us or our manufacturers to obtain substitute materials or products, which would require additional regulatory approvals. Changes in our raw material suppliers could result in delays in production, higher raw material costs and loss of sales and customers because regulatory authorities must generally approve raw material sources for pharmaceutical products. Any significant supply interruption could have a material adverse effect on our business, financial condition and results of operation.

In addition, we import the API, tablet cores and/or finished product for all of our products from third parties that manufacture such items outside the United States, and we expect to do so in the future. This may give rise to difficulties in obtaining API, tablet cores or finished product in a timely manner as a result of, among other things, regulatory agency import inspections, incomplete or inaccurate import documentation or defective packaging. For example, in January 2009, the FDA released draft guidance on Good Importer Practices, which, if adopted, will impose additional requirements on us with respect to oversight of our third-party manufacturers outside the United States. The FDA has stated that it will inspect 100% of API, tablet cores and finished product that is imported into the United States. If the FDA requires additional documentation from third-party manufacturers relating to the safety or intended use of the API or finished product, the importation of the API or finished product could be delayed. While in transit from outside the United States or while stored with our third-party logistics provider, DDN, our API, tablet cores or finished product could be lost or suffer damage, which would render such items unusable. We have attempted to take appropriate risk mitigation steps and to obtain transit or casualty insurance. However, depending upon when the loss or damage occurs, we may have limited recourse for recovery against our manufacturers or insurers. As a result, our financial performance could be impacted by any such loss or damage.

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

If we are not successful in identifying and acquiring rights to products, or if we are not successful in developing product candidates, we may not be able to increase our revenues in future periods, which could result in significant harm to our financial condition, results of operations and prospects.

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

Some or all of our product candidates, if approved, may face competition from other branded and generic drugs approved for the same therapeutic indications, approved drugs used off label for such indications and novel drugs in clinical development. For example, our CRTX 073 product candidate, which is a modified formulation of an existing product, may not demonstrate sufficient additional clinical benefits to health care providers to justify a higher price compared to generic equivalents within the same therapeutic class. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop.

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

Even if we are not excluded from obtaining marketing approval for our product candidates, it may adversely affect the revenue potential of those product candidates if our competitors succeed in commercializing similar products more rapidly or effectively than we are able to. For instance, in October 2010, one of our competitors, Par Pharmaceutical Companies, Inc., with its licensing partner, Tris Pharma, Inc., launched an FDA-approved generic hydrocodone polistirex and chlorpheniramine polistirex extended-release oral suspension product, which, like our CRTX 067 product candidate, is a generic version of UCB’s, Tussionex. In addition, UCB launched its own generic version of Tussionex, through its generic subsidiary, Kremers Urban Pharmaceuticals Inc., which would make us the third entrant into the Tussionex generic market. While we continue to expect that CRTX 067 will receive marketing approval by the FDA in 2011, the presence of competing products in the market may adversely affect both the price we can charge for our product and the portion of the market for that product that may be available to us.

The principal competitors to our products and potential competitors to our product candidates are more fully described under the caption “Competition” in Item 1 above.

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

If we are unable to identify and acquire products and/or companies , and if we cannot integrate them efficiently, our business and ability to realize the value of completed acquisitions, or ability to develop our product candidates and expand our product pipeline may be harmed.

Our plan to grow our existing product portfolio is based upon our ability to acquire or in-license products and to acquire companies that fit with our strategic focus. These acquisitions and licenses involve risks. If we fail to address adequately the financial, operational or legal risks of our acquisitions or licensing arrangements, or if we are unable to integrate our acquisitions successfully, our results of operations and financial condition could be materially and adversely affected. For example:

•	We may not be able to identify suitable companies to acquire or to acquire such companies on favorable terms. We compete with others in the pharmaceutical industry to acquire companies. We believe that this competition may increase and could result in decreased availability or increased prices for suitable acquisition candidates.

•	During the acquisition process, we may fail or be unable to discover some of the liabilities of companies or products that we acquire.

•	We may overuse our cash resources.

•	We may experience higher than anticipated acquisition costs and expenses.

•	We may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions.

•	We may fail to integrate acquired companies or products into our business successfully.

•	Acquired businesses or products may not perform as we expect or we may not be able to obtain the financial improvements and results we anticipate. In addition, the development and integration of new companies or products could disrupt our business and occupy our management’s time and attention.

•	We face the risk that our existing financial controls, information systems, management resources and human resources will need to grow to support future growth.

•	We may issue equity securities to acquire companies or products, which may result in dilution.

•	We may be unable to preserve key suppliers or distributors of any acquired products.

•	Any acquisition could substantially increase our amortization expenses.

If we are unable to identify and acquire acquisitions successfully, our ability to realize the value of completed acquisitions and our ability to commercialize or develop new products and expand our product pipeline may be limited, which could adversely affect our financial condition, results of operations and prospects.

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

In July 2008, the FDA notified manufacturers of fluoroquinolones that it was directing that the prescribing information for all fluoroquinolone products, including FACTIVE (gemifloxacin mesylate), be revised to include a boxed warning relating to the risk of tendonitis and tendon rupture associated with the use of fluoroquinolone products. Warnings regarding the risk of tendon-related adverse events were already included in the prescribing information, as part of a class labeling, for all fluoroquinolones. The FDA has cautioned that such risk is increased in patients over the age of 60 and in those on concomitant corticosteroid therapy, as well as kidney, heart and lung transplant recipients. The FDA also required a medication guide to be included in each FACTIVE package. In April 2009, the FDA approved changes to the FACTIVE package insert and its medication guide as part of its approval of the Risk Evaluation and Mitigation Strategy, or REMS, for FACTIVE. We began using the package insert and medication guide when we began earning revenues from FACTIVE in September 2009, and we are obligated to submit periodic REMS assessments for FACTIVE to the FDA 18 months and three years following the approval of the REMS. We plan to submit our initial REMS assessment update in the second quarter of 2011.

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

We face an inherent risk of product liability exposure related to the sale of our currently marketed products, previously marketed products that have been withdrawn or discontinued, any other products that we successfully develop and the testing of our product candidates in human clinical trials. If we cannot successfully defend against claims that our products or product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

As discussed in the risk factors above, there are concerns regarding the safety of the products containing the APIs gemifloxacin or zileuton. In November 2010, the FDA requested that all products containing the API propoxyphene be voluntarily withdrawn from the market due to safety concerns. While all of our products containing propoxyphene have been removed and we are not aware of any pending or threatened product liability claims against us related to the previously marketed propoxyphene products or currently marketed gemifloxacin or zileuton products, such claims may arise in the future.

Our contracts with wholesalers and other customers require us to carry product liability insurance. We have primary and excess product liability insurance coverage to meet these obligations. Our primary coverage offers a $10 million per claim and annual aggregate limit. The excess policy offers an additional $10 million per claim and annual aggregate limit. The annual cost of our product liability insurance was approximately $308,000 for the policy year beginning September 13, 2010. The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

We may rely on third parties to market and promote some products, and these third parties may not successfully commercialize these products.

We may seek to enter into co-promotion arrangements to enhance our promotional efforts and, therefore, sales of our products. By entering into agreements with pharmaceutical companies that have experienced sales forces with strong management support, we can reach health care providers in areas where we have limited or no sales force representation, thus expanding the reach of our sales and marketing programs. Without co-promotion arrangements, we may not be able to devote sufficient financial resources or capabilities to independently promote and market products which could limit our sales to certain specialties or in certain geographical areas.

The concentration of our product sales to only a few wholesale distributors increases the risk that we will not be able to effectively distribute our products if we need to replace any of these customers, which would cause our sales to decline.

The majority of our sales are to a small number of pharmaceutical wholesale distributors, which in turn sell our products primarily to retail and hospital pharmacies, which ultimately dispense our products to the end consumers. Sales to our three primary wholesale distributors, AmerisourceBergen Corporation, Cardinal Health and McKesson Corporation, collectively accounted for approximately 94% of our gross product sales during 2010.

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

If any of the third parties that we rely upon for assistance in researching, developing, manufacturing, promoting and distributing our products and product candidates experience financial distress and are unable to provide this assistance, our operating performance would be adversely affected.

Economic unpredictability could adversely affect the third parties upon whom we rely for researching, developing, manufacturing, promoting and distributing our products and product candidates. We believe that some of the third parties upon which we rely depend on financing from banks, financial institutions and other third-party financing sources in order to finance their operations. The current economic environment may make it more difficult or impossible for these third parties to obtain additional financing or extend the terms of their current financing. Some of these third parties may be highly leveraged, and if they are unable to service their indebtedness, such failure could adversely affect their ability to maintain their operations and to meet their contractual obligations to us, which may have an adverse effect on our financial condition, results of operations and cash flows.

If we are unable to attract, hire and retain qualified sales and marketing personnel, the commercial opportunity for our products and product candidates may be diminished.

We have built a commercial organization, consisting at February 28, 2011 of 100 sales professionals in a variety of sales and management positions. Our sales organization is divided into a respiratory sales force and a hospital sales force. Our sales teams are supported by marketing, market research and commercial operations professionals. We may not be able to attract, hire, train and retain qualified sales and marketing personnel to augment our existing capabilities in the manner or on the timeframe that we plan. If we are unsuccessful in our efforts to expand our sales force and marketing capabilities, our ability to independently market and promote our products and any product candidates that we successfully bring to market will be impaired. In such an event, we would likely need to establish a collaboration, co-promotion, distribution or other similar arrangement to market and sell our products and product candidates. However, we might not be able to enter into such an arrangement on favorable terms, if at all.

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

We are obligated to make aggregate combined purchases of cefditoren pivoxil API, the SPECTRACEF products and sample packs of SPECTRACEF 400 mg exceeding specified dollar amounts annually over a five-year period under our supply agreement with Meiji. Under the agreement, the required annual aggregate combined purchases of cefditoren pivoxil API, the SPECTRACEF products and sample packs of SPECTRACEF 400 mg are $20.0 million for the sales year ended October 2010, $25.0 million for the sales year ending October 2011, $30.0 million for the sales year ending October 2012 and $35.0 million for the sales year ending October 2013. If we do not meet our minimum purchase requirement in a given year, we must pay Meiji an amount equal to 50% of the shortfall in that year.

We are also subject to minimum purchase obligations under supply agreements, which require us to purchase inventory of the tablet cores for ZYFLO CR. We have committed to purchase a minimum of 20 million ZYFLO CR tablet cores from Jagotec in each of the four 12-month periods starting May 30, 2008. If ZYFLO CR does not achieve the level of demand we anticipate, we are required to pay a penalty of 20% of the cost of the minimum inventory requirements we do not purchase. Based on our current expectations regarding demand for ZYFLO CR, we expect that we will pay penalties under the supply agreement which could have a material adverse effect on our financial condition, results of operations and cash flows.

Product acquisitions typically include the purchase of existing inventory. If the previous company has distributed product to the wholesalers and distributors that exceeds current demand, such inventory levels could affect our ability to sell product to the wholesalers. Until the inventory levels decline, revenues for the acquired product could be minimal. For example, when we acquired FACTIVE, the wholesaler and distributor levels of inventory exceeded demand, which prevented us from selling significant amounts of product for the first three months following the acquisition.

Our ability to maintain optimal inventory levels also depends on the performance of third-party contract manufacturers. In some instances, third-party manufacturers have encountered difficulties obtaining raw materials needed to manufacture our product candidates as a result of DEA regulations and because of the limited number of suppliers of certain APIs. Although these difficulties have not had a material adverse impact on us, such problems could have a material adverse impact on us in the future. If we are unable to manufacture and release inventory on a timely and consistent basis, if we fail to maintain an adequate level of product inventory, if inventory is destroyed or damaged or if our inventory reaches its expiration date, patients might not have access to our products, our reputation and our brands could be harmed and physicians may be less likely to prescribe our products in the future, each of which could have a material adverse effect on our financial condition, results of operations and cash flows.

If our third-party manufacturers and packagers do not obtain the necessary quota for controlled substances needed to supply us with our product candidates or products or the quotas are not sufficient, our product launches may be delayed or we may be unable to meet commercial demand for our products following launch.

Certain of our product candidates, including CRTX 067, contain controlled substances, which are regulated by the DEA under the Controlled Substances Act. DEA quota requirements limit the amount of controlled substance drug products a manufacturer may manufacture, the amount of API it may use to manufacture those products and the amount of controlled substance drug products a packager may package. We rely on the third-party manufacturers and packagers of these product candidates, including Neos and Coating Place, to request and obtain from the DEA the annual quota allocation needed to meet our production requirements and we will continue to rely on our third-party manufacturers and packagers of these products to obtain necessary quotas following launch. If our manufacturers and packagers are unsuccessful in obtaining quotas, our controlled substance product candidates could be at risk of a delayed launch or we may be unable to meet commercial demand following launch.

If we or our contract manufacturers or packagers fail to comply with regulatory requirements for our controlled substance products and product candidates, the DEA may take regulatory actions detrimental to our business, resulting in temporary or permanent interruption of distribution, withdrawal of products from the market or other penalties.

We, our contract manufacturers and packagers and (as discussed above) certain of our product candidates, including CRTX 067, are subject to the Controlled Substances Act and DEA regulations thereunder. Accordingly, we and our contract manufacturers and packagers must adhere to a number of requirements with respect to our controlled substance product candidates, including registration, recordkeeping and reporting requirements; labeling and packaging requirements; security controls; procurement and manufacturing quotas; and certain restrictions on prescription refills. Failure to maintain compliance with applicable requirements can result in enforcement action that could have a material adverse effect on our business, results of operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In certain circumstances, violations could result in criminal proceedings.

Risks Relating to Product Development and Regulatory Matters

Some of our pharmaceutical products have been marketed without approved NDAs or ANDAs.

Even though the FDCA requires pre-marketing approval of all new drugs, as a matter of history and regulatory policy, the FDA has practiced enforcement discretion against some marketed, unapproved new drugs by employing a risk-based enforcement policy. Although the FDA considers all such drugs to require its approval, the FDA’s enforcement policy prioritizes unapproved products that pose potential safety risks, lack evidence of effectiveness, prevent patients from seeking effective therapies or are marketed fraudulently. In addition, the FDA is more likely to bring an enforcement action with respect to an unapproved drug if it finds that the marketer and its manufacturers are also allegedly in non-compliance with current Good Manufacturing Practices, or cGMP requirements.

In accordance with our overall business strategy, we discontinued manufacturing and distribution of all of our marketed unapproved products, including our ALLERX Dose Pack products and our HYOMAX line of products, as of December 31, 2010. Our decision does not limit the FDA’s enforcement authority and there is no certainty that the FDA will not seek to require the withdrawal of these products while revenue is still being recognized based off wholesaler and distributor pull-through.

For the years ended December 31, 2009 and 2010, our ALLERX Dose Pack products and our HYOMAX line of products generated $59.9 million and $37.4 million of net product sales, respectively. There is no guarantee that we will be able to replace these revenues with revenues from our strategic products. If we are not able to replace these product revenues, our discontinuance of these products could have a material adverse effect on our business, financial condition and results of operations and cash flows.

If we fail to comply with regulatory requirements for our products or if we experience unanticipated problems with them, the FDA may take regulatory actions detrimental to our business, resulting in temporary or permanent interruption of distribution, withdrawal of products from the market or other penalties.

We, our products, our contract manufacturers and other partners are subject to comprehensive regulation by the FDA. These requirements include submissions of safety and other post-marketing information; record-keeping and reporting; annual registration of manufacturing facilities and listing of products with the FDA; ongoing compliance with cGMP regulations; and requirements regarding advertising, promotion and the distribution of samples to physicians and related recordkeeping. For example, we received a warning letter from the FDA’s Division of Drug Marketing, Advertising and Communications on June 22, 2010 relating to certain promotional and labeling material for our ZYFLO CR extended release tablets. The FDA asserted that our ZYFLO CR webpage was false and misleading because it presented efficacy claims for ZYFLO CR, but failed to contain certain risk information associated with the product, and that certain promotional material was false or misleading because it omitted important information about the risks associated with the use of ZYFLO CR, made unsubstantiated superiority claims and omitted material facts. Additionally, the FDA stated that the web page and promotional material were disseminated with an outdated version of the FDA-approved product labeling for ZYFLO CR. Although we did not admit and in fact denied some of FDA’s allegations, as part of our response and in connection with the close out of this matter, we ceased dissemination of the relevant promotional materials, disabled and revised the web page, retrieved and destroyed the relevant promotional materials and updated our procedures regarding promotional material and labeling. We disseminated updated messaging to the recipients of the aforementioned promotional materials and updated our website to include corrective messaging consistent with the FDA’s observations. The corrective messaging will remain on the website for 12 months from implementation, or February 2, 2012. If our promotional activities fail to comply with the FDA’s regulations and guidelines, we could be subject to additional regulatory actions by the FDA, including product seizure, injunctions and other penalties, and, if so, our business and reputation could be harmed.

Under the Food and Drug Administration Amendments Act of 2007, or FDAAA, the FDA is also authorized, among other things, to require the submission of REMS with NDAs, or post-approval upon the discovery of new safety information, to monitor and address potential product safety issues. The FDAAA also grants the FDA the authority to mandate labeling changes in certain circumstances and establishes requirements for registering and disclosing the results of clinical trials. For example, as part of the REMS for FACTIVE, the FDA required the packaging to be revised to include a boxed warning and a medication guide. The FDA also requires us to periodically submit a REMS assessment for FACTIVE to evaluate whether the REMS are sufficient to inform patients of the serious risks associated with their use. We are currently distributing our first REMS assessment and expect to file our initial update to the FDA in the second quarter 2011. Completion of the REMS assessment could be costly and time consuming.

The manufacturers and the manufacturing facilities used to make our products and product candidates are also subject to comprehensive regulatory requirements. While we generally negotiate for the right under our long-term manufacturing contracts to periodically audit our third-party manufacturers’ performance, we do not have control over our third-party manufacturers’ compliance with applicable regulations. Our current quality assurance program may not be reasonably designed to, or may not, discover all instances of non-compliance by our third-party manufacturers with these regulations. For instance, in 2004, the FDA inspected the predecessor company to one of our current development partners and, as a result of alleged failure of the manufacturer to comply with cGMPs, the FDA issued a warning letter to the manufacturer. Subsequent action by the FDA related to the 2004 warning letter resulted in a permanent injunction, or consent decree, in 2007 against the manufacturer. The manufacturer is working closely with their FDA district office to satisfy the conditions of the injunction; however, the manufacturer remains under the auspices of the consent decree at this point in time.

The FDA periodically inspects sponsors, marketers and manufacturers for compliance with these requirements. On March 24, 2010, the FDA issued us a Notice of Inspectional Observations, or Form 483, in connection with a March 2010 inspection of our cGMPs. The Form 483 stated that the following were areas of possible non-compliance with FDA regulations: our processes related to the review of batch specific documentation, analytical information, deviations and investigations prior to releasing finished product for distribution; our validation assessment procedure; and our documentation related to product complaints, the resultant investigations and close out. We responded to the FDA on May 5, 2010 and took actions to address each of the observations identified by the FDA in the Form 483 as quickly as practicable. The FDA agreed with and accepted our corrective response.

If the FDA makes additional inspectional observations in other inspections or is not satisfied with the corrective actions we take in response to the Form 483, we could be subject to further FDA action, including sanctions. We may also be subject to sanctions as a result of discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with applicable regulatory requirements. Possible sanctions include the following:

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

If we are unable to develop safe and efficacious formulations of our product candidates, or our clinical trials for our product candidates are not successful, we may not be able to develop, obtain regulatory approval for and commercialize our product candidates successfully.

Our product candidates are primarily in the preclinical stage of development. All of our product candidates other than CRTX 067 remain subject to pharmaceutical formulation development and clinical testing necessary to obtain the regulatory approvals or clearances required for commercial sale. Depending on the nature of the product candidate, to demonstrate a product candidate’s safety and efficacy, we and our collaborators generally must either demonstrate bioequivalence with a drug already approved by the FDA or complete human clinical efficacy trials. We may not be able to obtain permission from the FDA, IRBs or other authorities to commence or complete necessary clinical trials. If permitted, such clinical testing may not prove that our product candidates are safe and effective to the extent necessary to permit us to obtain marketing approvals or clearances from regulatory authorities. One or more of our product candidates may not exhibit the expected therapeutic results in humans, may cause harmful side effects or may have other characteristics that may delay or preclude submission and regulatory approval, or cause imposition of burdensome post-approval requirements or limit commercial use if approved.

Furthermore, we, one of our collaborators, IRBs or regulatory agencies may order a clinical hold or suspend or terminate clinical trials at any time if it is believed that the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons.

For example, Draft Guidance for Industry, revision one, issued by the FDA in 2008 regarding, among other things, the design of clinical trials of anti-infective drug candidates for the treatment of acute bacterial otitis media, noted that investigators or IRBs may consider a placebo-controlled study to be unethical where the trial would involve the withholding of known effective antimicrobial treatment to the placebo control group unless the investigators and IRBs determine that the withholding of known effective treatment would result in no more than a minor increase over minimal risk. The FDA suggested that the ethical dilemma might be bridged by using a superiority study of the investigational antimicrobial compared to a known effective antimicrobial treatment. While the FDA did not absolutely prohibit placebo-controlled trials, we believe this FDA guidance may make placebo-controlled trials more difficult to design and complete for antibiotics, especially in pediatric populations.

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

We currently expect to commence clinical trials with respect to a number of our product candidates in 2011 and 2012. We cannot predict whether we will encounter problems with any of our completed or planned clinical trials that will delay or cause regulatory authorities, IRBs or us to suspend those clinical trials or the analysis of data from such trials.

Any of the following could delay the completion of our planned clinical trials:

•	we, the FDA, a third party assisting us with product development or an IRB suspending or stopping a clinical trial;

•	discussions with the FDA regarding the scope or design of our clinical trials;

•	delay in obtaining, or the inability to obtain, required permissions from regulators, IRBs or other governing entities at clinical sites selected for participation in our clinical trials;

•	the number of patients required for our clinical trials may be larger than we anticipate, enrollment in our clinical trials may be slower than we anticipate or participants may drop out of our clinical trials at a higher rate than we anticipate;

•	exposure of participants to unacceptable health risks;

•	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, or we may abandon projects that had appeared to be promising;

•	we or our third-party contractors may fail to comply with regulatory requirements or contractual obligations in a timely manner;

•	insufficient supply or deficient quality of product candidate materials or other materials necessary to conduct clinical trials; or

•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical investigation.

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

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved and the nature of the disease or condition to be treated. Changes in regulatory approval policies during the development period, and changes in or the enactment of additional statutes or regulations or medical and technical developments during the review process, may delay the approval or cause the rejection of an application. The FDA has substantial discretion in the approval process and may require additional clinical or other data as a condition of reviewing or approving an application. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If our clinical trials and other studies do not demonstrate safety and efficacy in humans, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates.

Depending upon the nature of the product candidate, obtaining regulatory approval for the sale of our product candidates may require us and our collaborators to fund and conduct clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, uncertain as to outcome and, depending upon the design of the trial, takes several years or more to complete. Clinical data is often susceptible to varying interpretations, and many companies that have believed their products performed satisfactorily in clinical trials were nonetheless unable to obtain FDA approval for their product candidates. Similarly, even if clinical trials of a product candidate are successful in one indication, clinical trials of that product candidate for other indications may be unsuccessful. One or more of our planned clinical trials could fail at any stage of testing.

We expect to submit an NDA to the FDA in 2014 for CRTX 070 for use of this product candidate by children 12 years of age and older and adults with seasonal and perennial allergic rhinitis. Failure of our clinical trials to achieve the desired efficacy endpoint, or issues such as incomplete, outdated or otherwise unacceptable data could cause this NDA to be delayed or rejected.

If we are required to conduct additional clinical trials or other testing of our product candidates in addition to those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing, or if the results of these trials or tests are not positive or are only modestly positive, negative or inconclusive, or if there are safety concerns, we may be delayed in obtaining marketing approval for product candidates, not be able to obtain marketing approval, obtain approval for indications that are not as broad as intended or have the product removed from the market after obtaining marketing approval.

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

There have been, there are and we expect there will continue to be federal and state legislative and administrative proposals that could limit the amount that government health care programs will pay to reimburse the cost of pharmaceutical products. Furthermore, private payors often implement similar reimbursement policies as government payors. For a discussion of the more important pharmaceutical pricing and reimbursement issues applicable to us, please see the “Pharmaceutical Pricing and Reimbursement” section of “Item 1. Business” above and “Risks Related to Financial Results” below.

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

We cannot be certain that our currently marketed products will continue to be, or any of our product candidates still in development will be, included in the Medicare Part D prescription drug benefit. Even if our products are included, the private health plans that administer the Medicare drug benefit can limit the number of prescription drugs that are covered on their formularies in each therapeutic category and class. In addition, private managed care plans and other government agencies continue to seek price discounts. Because many of these same private health plans administer the Medicare drug benefit, they have the ability to influence prescription decisions for a larger segment of the population. In addition, certain states have proposed or adopted various programs under their Medicaid programs to control drug prices, including price constraints, restrictions on access to certain products and bulk purchasing of drugs.

If we succeed in bringing additional products to the market, these products may not be considered cost-effective, and reimbursement to the patient may not be available or sufficient to allow us to sell our product candidates on a competitive basis to a sufficient patient population. Because our product candidates are in the development stage, we do not know whether payors will cover the products and the level of reimbursement, if any, we will receive for these product candidates if they are successfully developed, and we are unable at this time to determine the cost-effectiveness of these product candidates. We may need to conduct expensive pharmacoeconomic trials in order to demonstrate the cost-effectiveness of our products and product candidates. Moreover, Health Care Reform includes funding for comparative effectiveness research and the establishment of committees, such as the Independent Payment Advisory Board, to analyze different payment systems (including bundled payments) and recommend payment reform and other cost-containment measures, which all could reduce reimbursement for our products.

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

We will spend considerable time and money complying with federal and state laws and regulations, and, if we are found not to be in compliance with such laws and regulations, we could face substantial penalties.

Health care providers play a primary role in the recommendation and prescribing of our products. Our arrangements with health care providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we will market, sell and distribute our products. For a discussion of the more important laws and regulations applicable to us, please see the “Regulatory Matters,” “Pharmaceutical Pricing and Reimbursement” and “Fraud and Abuse Regulation” sections of “Item 1. Business” above.

We participate in the MDRP established by the Omnibus Budget Reconciliation Act of 1990, as amended, effective in 1993. Under the MDRP, we pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law. We are also required to pay certain statutorily defined rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. There have been enhanced political attention, governmental scrutiny and litigation at the federal and state levels regarding the prices paid or reimbursed for pharmaceutical products under Medicaid and other government programs. Although we estimate that less than 2% of our sales qualify for Medicaid rebates, any investigation of our rebate practices could be costly, could divert the attention of our management away from operations and could damage our reputation.

Health Care Reform includes a number of provisions aimed at strengthening the government’s ability to pursue federal anti-kickback and federal false claims act cases against health care entities, such as increased funding for health care fraud enforcement activities, enhanced investigative powers and amendments to the federal false claims act to make it easier for the government and whistleblowers to pursue alleged violations.

Recently, several pharmaceutical and other health care companies have been prosecuted under the federal fraud and abuse laws for allegedly providing consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products, allegedly misrepresenting the pricing data which the federal government uses to set reimbursement rates and calculate Medicaid rebates under the MDRP and allegedly causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. This new growth in litigation and enforcement action has increased the risk that a pharmaceutical company will have to defend a false claims action, which can be expensive, time consuming and distracting, and can potentially impact its financial performance.

Efforts to help ensure that our business arrangements comply with the extensive federal and state health care laws and regulations to which we are subject are costly. It is possible that governmental authorities may conclude that our business practices do not comply with current or future health care laws or regulations. If our past or present operations, including activities conducted by our sales teams or agents, are found to be in violation of any of these laws or regulations, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from participation in federal health care programs, a corporate integrity agreement (which would require ongoing compliance and reporting obligations to the federal government) and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we do business is found not to be in compliance with applicable laws, they may also be subject to criminal, civil or administrative sanctions, including exclusion from federal health care programs.

Many aspects of the health care laws and regulations to which we are subject have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations, which increases the risk of potential violations. In addition, these laws and their interpretations are subject to change. Any action against us for violation of these laws, even if we successfully defend against the action, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation, business operations and financial results.

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

Our owned or licensed patents also may not afford protection against competitors with similar technology. Because patent applications in the United States and many other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, we cannot be certain that we or our licensors were the first to make the inventions claimed in our or our licensors’ issued patents or pending patent applications, or that we or our licensors were the first to file for protection of the inventions set forth in these patent applications. If a third party has also filed a U.S. patent application covering our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the USPTO to determine priority of invention in the United States. These proceedings are costly and time-consuming, and it is possible that our efforts could be unsuccessful, resulting in a loss of our U.S. patent protection. In addition, U.S. patents generally expire, regardless of the date of issue, 20 years from the earliest claimed non-

provisional filing date. Because the timing for submission of our applications to the FDA for regulatory approval of our product candidates is uncertain and, once submitted, the FDA regulatory process and timing for regulatory approval with respect to our product candidates is unpredictable, our estimates regarding the commercialization dates of our product candidates are subject to change. Accordingly, the length of time, if any, our product candidates, once commercialized, will remain subject to patent protection is uncertain.

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

Some of our currently marketed products do not have patent protection and in most cases such products face generic competition. In addition, although we exclusively license United States patents and patent applications with claims directed to the pharmaceutical formulations of our product candidates, methods of use of our product candidates to treat particular conditions, delivery systems for our product candidates, delivery profiles of our product candidates and methods for producing our product candidates, patent protection is not available for composition of matter claims directed to the APIs of any of our products or product candidates other than FACTIVE. The composition of matter United States patent for gemifloxacin mesylate that is used in FACTIVE will expire in April 2017.

When the composition of matter patent for the API in FACTIVE expires, competitors will be able to offer and sell products with the same API so long as these competitors do not infringe any other patents that we or third parties hold, including formulation and method of use patents. However, method of use patents, in particular, are more difficult to enforce than composition of matter patents because of the risk of off-label sale or use of the subject compounds. Physicians are permitted to prescribe an approved product for uses that are not described in the product’s labeling. Although off-label prescriptions may infringe our method of use patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. Off-label sales would limit our ability to generate revenue from the sale of our product candidates, if approved for commercial sale. In addition, if a third party were able to design around our formulation and process patents and create a different formulation using a different production process not covered by our patents or patent applications, we would likely be unable to prevent that third party from manufacturing and marketing its product.

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

While Orchid received tentative approval by the FDA for its ANDA on July 2, 2010, because its paragraph IV certification did not extend to all the patents protecting FACTIVE, it will not be permitted to launch its generic version of FACTIVE until expiry of U.S. Patent No. 5,633,262 in June 2015.

Trademark protection of our products may not provide us with a meaningful competitive advantage.

We use trademarks on most of our currently marketed products and believe that having distinctive marks is an important factor in marketing those products. Distinctive marks may also be important for any additional products that we successfully develop and commercially market. However, we generally do not expect our marks to provide a meaningful competitive advantage over other branded or generic products. We believe that efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors are, and are likely to continue to be, more important factors in the commercial success of our products and, if approved, our product candidates. For example, physicians and patients may not readily associate our trademark with the applicable product or API. In addition, prescriptions written for a branded product are typically filled with the generic version at the pharmacy if an approved generic is available, resulting in a significant loss in sales of the branded product, including for indications for which the generic version has not been approved for marketing by the FDA. Competitors also may use marks or names that are similar to our trademarks or seek to cancel our similar trademarks based on the competitor’s prior use. If we initiate legal proceedings to seek to protect our trademarks, the costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful.

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

For example, while CUROSURF does not enjoy patent protection, CUROSURF requires a unique and intricate manufacturing process for production. If a competitor obtains the know-how needed to develop a generic version of CUROSURF and successfully gains FDA approval for such, our business could be adversely impacted.

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

Risks Relating to Financial Results

Legislative or regulatory reform of the health care system may affect our ability to sell our products profitably.

The implementation of Health Care Reform is expected to result in a transformation of the delivery of and payment for health care services in the United States. The combination of these measures will expand health insurance coverage to an estimated 32 million Americans. In addition, there are significant health insurance reforms that will improve patients’ ability to obtain and maintain health insurance. Such measures include the elimination of lifetime caps, no rescission of policies and no denial of coverage due to preexisting conditions. The expansion of health care insurance and these additional market reforms should result in greater access to our products; however, the substantial increase in the number of Americans with health insurance will not occur until 2014.

Moreover, a number of provisions contained in Health Care Reform may adversely affect reimbursement for our products. Effective January 2, 2010, Health Care Reform retroactively increased the minimum basic Medicaid rebate for brand-name prescription drugs from 15.1% to 23.1% and for generic drugs from 11% to 13%, potentially increased the additional Medicaid rebate calculation for “line extensions” of oral solid dosage forms of innovator products, expanded the entities eligible for 340B pricing and revised the average manufacturer price definition to remove certain classes of trade. In addition, in March 2010, pharmaceutical manufacturers were required to pay states rebates on prescription drugs dispensed to Medicaid MCO enrollees.

Beginning on January 1, 2011, Health Care Reform requires drug manufacturers to provide a 50% discount on brand-name prescriptions filled in the Medicare Part D “coverage gap,” also known as the donut hole. The legislation mandates the gradual elimination of the coverage gap, beginning in 2011 and finishing in 2020. Moreover, Health Care Reform reduces Part D premium subsidies for higher-income beneficiaries, expands medication therapy management requirements and makes a number of other revisions to Part D program requirements. The elimination of the coverage gap may result in greater access to our products for Part D beneficiaries.

Health Care Reform will impose a significant annual fee (which is not tax deductible) payable to the federal government beginning in 2011 on all companies that manufacture or import branded prescription drug products, which annual fee will increase through 2019. The total annual fee payable by the industry will be allocated based on a company’s “market share” of all branded prescription drug sales to certain government programs during a certain period. Substantial new provisions affecting compliance are also included, which may require us to modify the manner in which we advertise, promote and distribute product samples to health care practitioners. Furthermore, Health Care Reform created the Independent Payment Advisory Board to recommend and implement proposals to limit Medicare spending, which could impact reimbursement for prescription drugs.

We are unable to predict the future course of federal or state health care legislation and regulations, including regulations that will be issued to implement provisions of Health Care Reform or legal and legislative challenges to all or portions of Health Care Reform. The financial impact of Health Care Reform may be affected by certain additional factors over the next few years, including pending implementation guidance, certain proposed reforms, repeals and legal challenges and state legislatures’ reactions stemming from state budget deficits. Health Care Reform and further changes in the law or regulatory framework that reduce our net product sales or increase our costs could also have a material adverse effect on our business, financial condition and results of operations.

We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our product development or commercialization efforts.

We have incurred and expect to continue to incur significant development expenses in connection with our ongoing activities, particularly if and when we conduct clinical trials for product candidates. In addition, we incur significant commercialization expenses related to our currently marketed products for sales, marketing, manufacturing and distribution. We expect these commercialization expenses to increase in future periods if we are successful in obtaining FDA approval to market our product candidates or any newly acquired products. We have used, and expect to continue to use, revenue from sales of our marketed products to fund a significant portion of the development costs of our product candidates and to expand our sales and marketing infrastructure. However, we may need substantial additional funding for these purposes and may be unable to raise capital when needed or on acceptable terms, which would force us to delay, reduce or eliminate our development programs or commercialization efforts.

As of December 31, 2010, we had $50.9 million of cash and cash equivalents on hand. Based on our current operating plans, we believe that our existing cash and cash equivalents and revenue from product sales are sufficient to continue to fund our existing level of operating expenses and capital expenditure requirements for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•	the level of product sales and product returns of our currently marketed products and any additional products that we may market in the future;

•	the scope, progress, results and costs of development activities for our current product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number of, and development requirements for, additional product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the costs and timing of establishing manufacturing and supply arrangements for clinical and commercial supplies of our product candidates and products;

•	the extent to which we acquire or invest in products, businesses and technologies;

•	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar arrangements for our marketed products and product candidates; and

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending claims related to intellectual property owned by or licensed to us.

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

If we raise additional funds by issuing equity securities, as we did in our transaction with Chiesi, our stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any agreements governing debt or equity financing may also contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, we may be required to relinquish valuable rights to our future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

We may incur losses in the future.

We have only been profitable since 2007, and we may be unable to sustain and increase our profitability, even if we are able to commercialize additional products. To date, we have financed our operations primarily with revenue from product sales and borrowings. We have devoted substantially all of our efforts to:

•	establishing a sales and marketing infrastructure;

•	acquiring marketed products, product candidates and related technologies;

•	commercializing marketed products; and

•	developing product candidates, including conducting clinical trials.

We expect to continue to incur significant development and commercialization expenses as we:

•	advance the development of our product candidates; and

•	seek regulatory approvals for product candidates that successfully complete clinical testing.

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

We may never succeed in these activities and may never generate revenue that is sufficient to sustain or increase profitability on a quarterly or annual basis. Any failure to sustain and increase profitability could impair our ability to raise capital, expand our business, diversify our product offerings and continue operations.

If the estimates that we make, or the assumptions upon which we rely, in preparing our financial statements prove inaccurate, the actual results may vary from those reflected in our projections.

Our financial statements have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, stockholders’ equity, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. For example, at the same time we recognize revenues for product sales, we also record an adjustment, or decrease, to revenue for estimated chargebacks, rebates, discounts, vouchers and returns, which management determines on a product-by-product basis as its best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such reserves. Actual sales allowances may exceed our estimates for a variety of reasons, including unanticipated competition, regulatory actions or changes in one or more of our contractual relationships. Our estimates, or the assumptions underlying them, may prove to be incorrect.

Our operating results are likely to fluctuate from period to period.

We anticipate that there may be fluctuations in our future operating results. Potential causes of future fluctuations in our operating results may include:

•	seasonality of the respiratory ailment season, which historically results in higher sales of our respiratory products during the first and fourth quarters of the calendar year;

•	new product launches, which could increase revenues but also increase sales and marketing expenses;

•	acquisition activity;

•	charges for inventory expiration or product quality issues;

•	changes in the amount and timing of sales of our products due to changes in product pricing, changes in the prevalence of disease conditions from period to period or other factors;

•	the timing of operating expenses, including selling and marketing expenses and the costs of maintaining a direct sales force;

•	changes in research and development expenses resulting from the acquisition of product candidates or from general and industry-specific economic conditions;

•	changes in the competitive, regulatory or reimbursement environment, including the amounts of rebates, discounts, holdbacks, chargebacks and returns, which could decrease revenues or increase sales and marketing, product development or compliance costs;

•	unexpected product liability or intellectual property claims and lawsuits;

•	significant payments, such as milestones, required under collaboration, licensing and development agreements before the related product candidate has received FDA approval;

•	marketing exclusivity, if any, which may be obtained on certain new products;

•	the dependence on a small number of products for a significant portion of net revenues and net income;

•	price erosion and customer consolidation;

•	the results of ongoing and planned clinical trials of our product candidates;

•	the results of regulatory reviews relating to the development or approval of our product candidates; and

•	production problems occurring at our third-party manufacturers.

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

We depend to a great extent on the principal members of our management. The loss of the services of any of our key personnel, in particular, Craig Collard, President and Chief Executive Officer, might significantly delay or prevent the achievement of our business objectives and could cause us to incur additional costs to recruit replacements. Each member of our executive management team may terminate his employment at any time. We do not maintain “key person” life insurance with respect to any of our executives. Furthermore, if we decide to recruit new executive personnel, we will incur additional costs. We may not be able to replace key personnel internally or without additional costs in the future. Our inability to attract and retain the executive talent necessary to manage and grow our company could have an adverse effect on our business, financial condition and results of operations.

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

Some of the factors that may cause the market price of our common stock to fluctuate include, but are not limited to the following, as they relate to us and (as applicable) our competitors:

•	the results of discovery, preclinical studies and clinical trials;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments.

•	the entry into, amendment or termination of key agreements, including licensing and collaboration agreements;

•	the results and timing of regulatory reviews relating to the approval of product candidates;

•	the initiation of material developments in or conclusion of litigation to enforce or defend intellectual property rights;

•	failure of any product candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect research and development expenditures;

•	issues in manufacturing products or product candidates;

•	recall or withdrawal of a product or products;

•	the loss of key employees;

•	the acquisition, development or introduction of technologies, product candidates or products;

•	changes in the structure of health care payment systems;

•	regulatory actions with respect to products;

•	our financial results, including period-to-period fluctuations in those results;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock; and

•	future sales of our common stock.

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

These provisions, among others, give Chiesi a strong ability to influence our business, policies and affairs. As a result of Chiesi’s ownership and control over our company, we consider ourselves to be a “Controlled Company” under NASDAQ rules, which means, among other things, that NASDAQ does not require us to maintain a majority of independent directors or nominating and compensation committees comprised solely of independent directors. We cannot be certain that the interests of Chiesi will be consistent with the interests of our other stockholders. In addition, Chiesi’s majority ownership of and control over our company may have the effect of delaying or preventing a change in control, merger or tender offer, which could deprive our stockholders of an opportunity to receive a premium for their shares of common stock and may negatively affect the market price of our common stock. Moreover, Chiesi, either alone or with other existing stockholders (including members of our management), could (subject to certain restrictions in the governance agreement while they remain in effect) effectively receive a premium for transferring ownership to third parties that would not inure to the benefit of other stockholders.

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

Prior to March 2008, we used a different formulation for ALLERX 10 Dose Pack and ALLERX 30 Dose Pack that we believe was protected under claims in U.S. patent number 6,270,796, or the ‘796 Patent. In 2007, the USPTO ordered a re-examination of the ‘796 Patent as a result of a third-party request for ex parte re-examination. Proceedings in the USPTO to uphold the claims of the ‘796 Patent were prosecuted from 2007 to 2010 by the ‘796 Patent owner, J-Med Pharmaceuticals, Inc. In light of our decision to cease marketing and distributing ALLERX as of December 31, 2010, we no longer consider this litigation material.

On June 13, 2008, counsel for Vision Pharma, LLC, or Vision, filed in the USPTO a request for re-examination of certain claims under U.S. patent number 6,843,372, or the ‘372 Patent, which we believe covered our later formulation of ALLERX 10 Dose Pack and ALLERX 30 Dose Pack, as well as ALLERX Dose Pack PE and ALLERX Dose Pack PE 30. Proceedings in the USPTO to uphold the claims of the ‘372 Patent were prosecuted from 2008 -2010 by the patent owner, Pharmaceutical Innovations, LLC, or Pharmaceutical Innovations. In light of our decision to cease marketing and distributing ALLERX as of December 31, 2010, we no longer consider this litigation material.

ITEM 4.	(REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, their ages and their positions as of February 28, 2011 are as follows:

Name	Age	Position

Craig A. Collard	44	President and Chief Executive Officer
Steven M. Lutz	44	Executive Vice President, Manufacturing and Trade
Vincent T. Morgus	45	Executive Vice President, Finance and Chief Financial Officer
Andrew K. W. Powell	53	Executive Vice President, General Counsel and Secretary
Joshua B. Franklin	41	Vice President, Sales and Marketing
Alan T. Roberts	44	Vice President, Scientific Affairs

Craig A. Collard has served as our President and Chief Executive Officer and the chairman of our board of directors since our merger with Cornerstone BioPharma in October 2008, as well as our interim chief financial officer from July 2010 through January 2011. In March 2004, Mr. Collard founded Cornerstone BioPharma Holdings, Ltd. (the assets and operations of which were restructured as Cornerstone BioPharma in May 2005), and served as its President and Chief Executive Officer and a director from March 2004 to October 2008. Before founding Cornerstone BioPharma, Mr. Collard’s principal occupation was serving as President and Chief Executive Officer of Carolina Pharmaceuticals, Inc., a specialty pharmaceutical company he founded in May 2003. From August 2002 to February 2003, Mr. Collard served as Vice President of Sales for Verum Pharmaceuticals, Inc., or Verum, a specialty pharmaceutical company in Research Triangle Park, North Carolina. From 1998 to 2002, Mr. Collard worked as Director of National Accounts at DJ Pharma, Inc., a specialty pharmaceutical company which was eventually purchased by Biovail Pharmaceuticals, Inc., or Biovail. His pharmaceutical career began in 1992 as a field sales representative at Dura Pharmaceuticals, Inc., or Dura. He was later promoted to several other sales and marketing positions within Dura. Mr. Collard is a member of the board of directors of Hilltop Home Foundation, a Raleigh, North Carolina, non-profit corporation, in addition to our board of directors. Mr. Collard holds a B.S. in Engineering from the Southern College of Technology (now Southern Polytechnic State University) in Marietta, Georgia.

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

Vincent T. Morgus was appointed as our Executive Vice President, Finance and Chief Financial Officer on February 1, 2011. Mr. Morgus joined us from Quintiles Transnational Corp., a global fully integrated biopharmaceutical services company, or Quintiles, where he had been Senior Vice President, Corporate Development since September 2003. He joined Quintiles in June 1994 and progressed through a variety of financial management positions within the Quintiles organization, including Vice President, Finance of Quintiles Americas and Chief Financial Officer of Quintiles Informatics. Prior to working at Quintiles, Mr. Morgus held Controller positions at Q+E Software, Inc. and DaVinci Systems Corporation. Mr. Morgus started his career as an auditor for Arthur Andersen in Northern California and is licensed as a certified public accountant in North Carolina and Pennsylvania. Mr. Morgus earned his Master’s degree in Business Administration from the University of North Carolina’s Kenan-Flagler Business School and his Bachelor of Science from the Pennsylvania State University’s Smeal College of Business.

Andrew K. W. Powell, Esq. has served as our Executive Vice President, General Counsel and Secretary since November 2009. Mr. Powell has practiced law for more than 20 years. He began his career at the firm of Gibson, Dunn & Crutcher in 1985, before joining Baxter International, or Baxter. From 1989 to 2004 he held positions at Baxter of increasing responsibility, playing key roles in a series of transactions that established the company throughout Asia, and heading up the global law function at Baxter Bioscience. From September 2004 to June 2008 he was a leader in the management team that successfully developed CollaGenex Pharmaceuticals into a publicly traded commercial company that was sold to Galderma Laboratories. From July 2008 until January 2009 he was Senior Vice President and General Counsel at ImClone Systems, Inc. where he managed the sale of that company to Eli Lilly & Co. Mr. Powell holds a B.A. from the University of North Carolina at Chapel Hill and a J.D. from Stanford Law School.

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

Alan T. Roberts has served as our Vice President, Scientific Affairs since May 2009. In December 2007, Mr. Roberts founded Tybeam Pharma Consulting, LLC, or Tybeam, and serves as its President. Prior to founding Tybeam, Mr. Roberts served as Senior Vice President and Chief Scientific Officer for Auriga Laboratories, Inc., or Auriga, from February 2006 to December 2007. In January 2006, Mr. Roberts was named Vice President, Global Manufacturing and Development. He had served as Vice President, Scientific Affairs for First Horizon Pharmaceutical Corporation, or First Horizon since January 2005. Prior to becoming Vice President, Mr. Roberts was First Horizon’s Director of Regulatory, Quality and Manufacturing from June 2000 to June 2002, and Senior Director, Regulatory and Technical Affairs through 2004. From June 1999 to February 2000, Mr. Roberts was Vice President, Research and Development for Mikart, Inc., a private, pharmaceutical contract manufacturer. Prior positions with Mikart were Research and Development Manager and Director of Research and Development from July 1993 to June 1999. Additional experience also includes key management positions in regulatory and development with Solvay Pharmaceuticals, Inc. and the Medical University of South Carolina’s Pharmaceutical Development Center, respectively. Mr. Roberts holds a B.S. in Microbiology from Clemson University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Cornerstone Therapeutics Inc.’s Common Stock and Related Stockholder Matters

Our common stock trades on the NASDAQ Capital Market under the symbol “CRTX.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on the NASDAQ Stock Market.

Year Ended December 31, 2010	High	Low

First Quarter (from January 1 to March 31)	$6.54	$4.77
Second Quarter (from April 1 to June 30)	$7.57	$5.20
Third Quarter (from July 1 to September 30)	$7.12	$5.07
Fourth Quarter (from October 1 to December 31)	$7.10	$5.37

Year Ended December 31, 2009	High	Low

First Quarter (from January 1 to March 31)	$4.70	$1.72
Second Quarter (from April 1 to June 30)	$12.29	$3.50
Third Quarter (from July 1 to September 30)	$11.23	$6.08
Fourth Quarter (from October 1 to December 31)	$6.76	$4.80

On February 28, 2011, the closing price per share of our common stock as reported on the NASDAQ Capital Market was $5.39, and we had approximately 139 stockholders of record. This number does not include beneficial owners for whom shares are held by nominees in street name.

We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors.

Performance Graph

The following graph compares our cumulative total stockholder return from December 31, 2005 with those of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes that U.S. $100 was invested on December 31, 2005 in (1) our common stock, (2) the NASDAQ Composite Index and (3) the NASDAQ Biotechnology Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Comparison of 5-Year Cumulative Total Return
among Cornerstone Therapeutics Inc. (known as Critical Therapeutics, Inc. prior to October 31, 2008), the NASDAQ Composite Index and the NASDAQ Biotechnology Index

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
CRTX	$100	$28	$18	$4	$8	$8
NASDAQ Composite Index	$100	$110	$120	$72	$103	$120
NASDAQ Biotech Index	$100	$101	$106	$92	$107	$123

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statement of income (loss) data and balance sheet data with respect to the years ended December 31, 2010, 2009, 2008, 2007 and 2006 set forth below are derived from our financial statements. As discussed elsewhere in this annual report, our financial statements for periods prior to October 31, 2008 reflect the historical results of Cornerstone BioPharma, and not Critical Therapeutics, and our financial statements for all subsequent periods reflect the results of the combined company. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 below, and our financial statements and the notes contained in Item 8 below. Historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share and share amounts)

Statement of Income(Loss) Data:
Net revenues	$125,317	$109,564	64,867	28,071	22,117
Costs and expenses:
Cost of product sales(1)	32,313	19,457	5,951	3,300	2,151
Selling, general and administrative	53,198	45,731	27,082	15,205	14,438
Royalties	12,702	18,775	16,193	3,409	1,663
Research and development	4,488	3,608	3,679	556	249
Amortization of product rights	14,728	6,115	1,334	3,160	2,646

Total costs and expenses	117,429	93,686	54,239	25,630	21,147

Income from operations	7,888	15,878	10,628	2,441	970
Other expense, net	(110)	(128)	(1,221)	(1,741)	(1,275)

Income (loss) before income taxes	7,778	15,750	9,407	700	(305)
Provision for income taxes	(1,609)	(5,547)	(414)	(130)	—

Net income (loss)	$6,169	$10,203	$8,993	$570	$(305)

Net income (loss) per share, basic	$0.24	$0.58	$1.29	$0.10	$(0.01)
Net income (loss) per share, diluted	$0.24	$0.54	$1.14	$0.08	$(0.01)
Weighted-average common shares, basic	25,412,636	17,651,668	6,951,896	5,934,496	5,957,458

Weighted-average common shares, diluted	26,036,544	18,776,588	7,861,119	6,751,127	5,957,458

(1)	Excludes amortization of product rights.

	December, 31
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$50,945	$18,853	$9,286	$241	$116
Accounts receivable, net	76,476	16,548	12,987	3,505	1,799
Inventories, net	15,174	18,106	11,222	2,998	1,847
Working capital	61,165	28,312	3,157	(5,131)	(9,230)
Total assets	290,138	203,322	69,889	15,909	10,582
Deferred revenue	57,194	—	—	—	—
Debt obligations, including current portion(1)	1,597	2,409	4,856	14,768	12,886
Total stockholders’ equity (deficit)	172,398	163,868	29,426	(12,295)	(13,844)
Shares of common stock outstanding	25,473	25,023	12,024	5,935	5,935

(1)	Includes line of credit, license agreement liability, note payable and capital leases.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

Strategy

We are a specialty pharmaceutical company focused on acquiring, developing and commercializing products for the respiratory and related markets.

Our strategy is to:

•	Leverage commercial capabilities by promoting respiratory and related products to high prescribing physicians through our respiratory sales force and to hospital-based healthcare professionals through our hospital sales force;

•	Acquire rights to existing patent- or trade secret-protected, branded products, which can be promoted through the same channels to generate on-going high-value earnings streams;

•	Advance our development projects and further build a robust pipeline; and

•	Generate revenues by marketing approved generic products through our wholly owned subsidiary, Aristos.

We believe that if we implement this strategy successfully, we can deliver consistent long-term earnings growth.

2010 Highlights

Our performance for the year ended December 31, 2010 reflects the continued execution of our strategy. The proportion of our sales generated by strategic products increased over the prior year. Also, we focused our business development efforts on identifying products and companies that meet our strategic acquisition criteria. Finally, we advanced our development pipeline candidates CRTX 067, CRTX 072, and CRTX 073 and commenced preliminary development on CRTX 809. As we committed, we also ceased manufacturing and distribution of our marketed unapproved products from which we had historically derived a significant part of our revenues.

The following summarizes certain key financial results for the year ended December 31, 2010:

•	Overall, cash and cash equivalents increased $32.1 million or 170% to $50.9 million as of December 31, 2010 compared to $18.9 million as of December 31, 2009;

•	Net revenues increased $15.8 million, or 14%, from $109.6 million in 2009 to $125.3 million in 2010; the percentage of net revenues generated from strategic products increased from 36% in 2009 to 60% in 2010;

•	Income from operations decreased $8.0 million, or 50%, from $15.9 million in 2009 to $7.9 million in 2010 on a GAAP basis, and decreased $3.1 million, or 11%, from $27.0 million in 2009 to $24.0 million in 2010 on a non-GAAP basis; and

•	Net income decreased $4.0 million, or 40%, from $10.2 million in 2009 to $6.2 million in 2010 on a GAAP basis, and increased $1.5 million, or 8%, to $18.9 million on a non-GAAP basis.

Opportunities and Trends

We generate revenue by promoting our products to targeted physicians whose practices focus on the treatment of respiratory disorders. Primarily, these physicians are specialists. However, we continually identify and target high decile primary care physicians who are treating patients with respiratory ailments.

We will continue to direct our marketing efforts on targeted physicians in order to understand unmet patient needs in the respiratory area. By understanding these needs, we believe that we can systematically focus our efforts on acquiring or developing products that meet these needs. Also, we believe there are opportunities to acquire companies whose products or other assets may enhance our growth opportunities.

As of December 31, 2010, our working capital was $61.2 million, which represents a $32.9 million increase over our December 31, 2009 working capital of $28.2 million. The primary driver of the increase was a $32.0 million increase in available cash to $50.9 million as of December 31, 2010. Also, our relationship with Chiesi as a commercial partner continues to strengthen. In what we view as a challenging economic environment, we believe these two attributes, available cash and the Chiesi relationship, uniquely position us among our peers to capitalize on potential growth opportunities.

In summary, during 2011, we plan to continue to implement our strategy of combining organic growth, strategic acquisitions and product development. We plan to evaluate our performance with particular reference to the following fiscal and management measures, which we believe will be drivers of our success:

•	Sales growth of our strategic products through our respiratory and hospital sales forces;

•	Acquisition of rights to proprietary respiratory or hospital products that align with our strategy and that offer potential for sustainable growth; and

•	Progress in the development of our product candidates, including receiving marketing approval by the FDA for CRTX 067 in 2011.

Meanwhile, our recent results reflect our diminished reliance on marketed unapproved products to generate revenues, and this trend will continue. In December 2010, we sold our remaining inventory of these products, which included ALLERX Dose Pack products and the HYOMAX product family. Revenue related to these sales was deferred due to our inability to reasonably estimate returns as a result of large channel inventory levels and extended payment terms given related to certain sales. As a result, revenue from the sales of these products will be recorded at the later of when cash payment is received or the risk of product returns has been substantially eliminated, which we expect will be when the product is sold to the end-user based upon prescriptions filled. For this reason, net product sales for these products will continue to be recognized after 2010 even though we are no longer manufacturing and distributing these products. Our net sales of ALLERX Dose Pack products and the HYOMAX family of products were $37.4 million, $59.9 million and $49.4 million in 2010, 2009 and 2008, respectively.

On November 22, 2010, the Company announced that it was complying with a request from the FDA that the industry voluntarily remove all products containing propoxyphene from the U.S. market. Net product sales from the Company’s three propoxyphene products were $11.8 million, $9.6 million and $5.5 million in 2010, 2009, and 2008, respectively.

During 2010, we continued our intentional, strategic shift away from marketed unapproved products in order to focus on the branded approved products and, as of December 31, 2010, we are no longer manufacturing or distributing any marketed unapproved products. Because we have historically derived significant revenues from sales of marketed unapproved products, we expect that our net product sales will begin to decline once all of our deferred revenue related to recent sales of these products has been recognized. We plan to replace these revenues, as well as revenues from other products we withdrew from the market in 2010, with increased revenues from our branded approved products, particularly CUROSURF and ZYFLO CR, and with revenues from our cough/cold product candidate, CRTX 067, for which we are targeting FDA approval during 2011, and from any other approved products which we can acquire and commercialize.

See “Item 1. Business” for a more complete description of our products, product candidates and more important agreements.

Results of Operations

Comparison of the Years Ended December 31, 2010 and 2009

The following table sets forth certain consolidated statements of income data and certain non-GAAP financial information for the periods indicated (in thousands, except percentages and per share data):

	Year Ended December 31,		Change
	2010	2009	$	%

Net Product Sales
CUROSURF	$33,621	$10,463	$23,158	221%
ZYFLO product family	30,619	17,959	12,660	70
FACTIVE	5,126	1,178	3,948	335
SPECTRACEF product family	5,327	9,390	(4,063)	(43)
ALLERX Dose Pack products	27,305	31,707	(4,402)	(14)
HYOMAX product family	10,071	28,148	(18,077)	(64)
Other products	11,675	10,443	1,232	12

Total net product sales	123,744	109,288	14,456	13
License and royalty agreement revenues	1,573	276	1,297	470

Net revenues	125,317	109,564	15,753	14
Cost of product sales (exclusive of amortization of product rights)	32,313	19,457	12,856	66
Selling, general and administrative	53,198	45,731	7,467	16
Royalties	12,702	18,775	(6,073)	(32)
Research and development	4,488	3,608	880	24
Amortization of product rights	14,728	6,115	8,613	141

Income from operations	7,888	15,878	(7,990)	(50)
Total other expenses, net	(110)	(128)	(18)	(14)

Income before income taxes	7,778	15,750	(7,972)	(51)
Provision for income taxes	(1,609)	(5,547)	(3,938)	(71)

Net income	$6,169	$10,203	$(4,034)	(40)%

Net income per share, diluted	$0.24	$0.54	$(0.30)	(56)%

Non-GAAP income from operations(1)	$23,955	$27,034	$(3,079)	(11)%

Non-GAAP net income(1)	$18,912	$17,432	$1,480	8%

Non-GAAP net income per share, diluted(1)	$0.73	$0.93	$(0.20)	(22)%

(1)	A reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures is included below.

Net Revenues

Net Product Sales.

CUROSURF net product sales increased $23.2 million, or 221%, during 2010 compared to 2009. This increase was primarily due to the fact that we acquired the CUROSURF product rights from Chiesi during the third quarter of 2009 and began promoting and selling CUROSURF in September 2009. Accordingly, our 2010 net product sales for CUROSURF reflect a full year of marketing, promoting and selling the CUROSURF products, as opposed to a partial year in 2009.

ZYFLO CR and ZYFLO net product sales increased $12.7 million, or 70%, during 2010 compared to 2009, primarily due to the increase in our price and the steady prescription volume, which were partially offset by additional expense recorded for actual product returns related to sales made prior to our merger with Cornerstone BioPharma on October 31, 2008, which we refer to as the Merger.

FACTIVE net product sales increased $3.9 million, or 335%, during 2010 compared to 2009. This increase was primarily due to the fact that we acquired the FACTIVE product rights and related inventory from Oscient on September 9, 2009. We began earning revenues from FACTIVE in September 2009; however, we did not begin marketing and promoting FACTIVE until October 2009. Accordingly, our 2010 net product sales for FACTIVE reflect a full year of marketing, promoting and selling the FACTIVE products, as opposed to a partial year in 2009. This increase in net product sales was partially offset by an 8% increase in our estimated rate of product returns as a result of lower demand than expected and an increase in returns over our initial estimate at the acquisition date as well as an increase in rebates expected to be paid as a result of promotional activities.

SPECTRACEF net product sales decreased $4.1 million, or 43%, during 2010 compared to 2009, primarily due to lower sales volumes caused by some dilution of our sales promotion efforts as a result of the introduction of FACTIVE into our product portfolio. Net product sales in 2010 were also impacted by increases in our estimated rates for product returns for various SPECTRACEF products as well as an increase in rebates expected to be paid as a result of new healthcare regulations.

ALLERX Dose Pack net product sales decreased $4.4 million, or 14%, during 2010 compared to 2009. The decrease in product sales was primarily due to the deferral of revenue from sales made during 2010 and to additional expense recorded for an increase in actual returns of certain ALLERX products sold prior to 2010. At December 31, 2010, approximately $53.2 million of revenue from sales of ALLERX was deferred due to the inability to estimate returns. As a result of changes in market dynamics, large amounts of channel inventory and extended payment terms offered on certain sales, we are unable to estimate returns due to uncertainty regarding consumer demand and the level of competition. Deferred revenue related to these sales will be recognized as revenue when prescriptions are filled.

HYOMAX net product sales decreased $18.1 million, or 64%, during 2010 compared to 2009. This decrease was primarily due to lower net prices and lower volume as a result of increased competition from other manufacturers as well as deferral of revenue from sales made during December 2010. At December 31, 2010, approximately $4.0 million of revenue from sales of HYOMAX products was deferred due to the inability to estimate returns. As a result of large amounts of channel inventory and extended payment terms offered on certain sales, we are unable to estimate returns. Deferred revenue related to these sales will be recognized as revenue when prescriptions are filled.

Net product sales from other products increased $1.2 million, or 12%, during 2010 compared to 2009 primarily due to the increase in sales volume of our propoxyphene/acetaminophen products, which include BALACET 325, APAP 325, our generic formulation of BALACET 325, and APAP 500. These products were voluntarily withdrawn from the market in November 2010 in response to the FDA’s actions requiring the withdrawal of the branded versions of propoxyphene, specifically Darvon®, Darvon-N® and Darvocet-N®. Net product sales from our three propoxyphene products were $11.8 million and $9.6 million in 2010 and 2009, respectively.

License and Royalty Agreement Revenues.

License and royalty agreement revenues increased $1.3 million, or 470%, during 2010 compared to 2009 primarily due to the one-time, upfront nonrefundable payment of $1.5 million we received in August 2010 in accordance with our license agreement with Targacept, Inc., or Targacept, under which we out-licensed certain rights with respect to our alpha-7 receptor technology, partially offset by a reduction in unrelated royalty revenue.

Costs and Expenses

Cost of Product Sales.  Cost of product sales (exclusive of amortization of product rights of $14.7 million and $6.1 million in 2010 and 2009, respectively) increased $12.9 million, or 66% during 2010 compared to 2009.

Gross margin (exclusive of license and royalty agreement revenues and amortization of product rights) was as follows (dollars in thousands):

	Year Ended December 31,		Change
	2010	2009	$	%

Net product sales	$123,744	$109,288	$14,456	13%
Cost of product sales (exclusive of amortization of product rights)	32,313	19,457	12,856	66

Gross margin	$91,431	$89,831	$1,600	2%

% of net product sales	74%	82%		(8%)

Gross margin for 2010 decreased eight percentage points compared to 2009 due to a relatively higher portion of our net product sales in 2010 derived from products with lower gross margins, specifically CUROSURF.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $7.5 million, or 16%, during 2010 compared to 2009. This increase was primarily due to increase in labor and benefits-related costs as a result of the addition of our hospital sales force in September 2009; co-promotion expenses relating to ZYFLO CR; and increased sample usage for ZYFLO CR and FACTIVE. These increases were partially offset by lower stock compensation and legal and consulting fees during 2010 as compared to 2009 when we incurred significant expenses related to our transaction with Chiesi. Costs associated with the Chiesi transaction were $3.3 million, which included $1.5 million of additional stock-based compensation expense due to acceleration of certain stock options and shares of restricted stock and $1.8 million of legal, accounting and related fees.

Royalty Expenses.  Royalty expenses decreased $6.1 million, or 32%, during 2010 compared to 2009. This decrease was primarily due to lower net revenues of the HYOMAX products, partially offset by increased royalties for ZYFLO CR and FACTIVE.

Research and Development Expenses.  We designate development projects to which we have allocated or plan to allocate significant research and development resources with the term “CRTX” and a unique number. Costs related to discontinued products and/or product candidates that are in the early stages of development are included in “Other Projects.” The following table summarizes our research and development expenses for 2010 and 2009 and for current projects under development from project inception through December 31, 2010 (dollars in thousands):

	Project
	Inception to	Year Ended December 31,
	December 31,			Change	Change
	2010	2010	2009	$	%

CRTX 067	$5,348	$2,290	$2,442	$(152)	(6)%
CRTX 072	83	80	3	77	2567
CRTX 073	1,305	1,057	248	809	326
CRTX 809	263	260	3	257	8567
Other projects		801	912	(111)	(12)

Total		$4,488	$3,608	$880	24%

Research and development expenses increased $880,000, or 24%, during 2010 compared to 2009. This increase was driven by an increase in expenses related to our product candidates, CRTX 073 and CRTX 809, of $1.1 million partially offset by a decrease in expenses related to CRTX 067 and other projects. CRTX 067 expenses were driven by work performed in support of our current filing with the FDA and scale-up activities with our contract manufacturers. CRTX 072, CRTX 073, and CRTX 809 expenses related to various preclinical activities in accordance with each project’s development plan.

Our product development expenses for particular product candidates will continue to vary significantly from year to year depending on the product development stage and the nature and extent of the activities undertaken to advance the product candidate’s development in a given year. We expect to continue to incur significant development expenses as we seek to advance the development and FDA approval of our product candidates and seek regulatory approvals for our product candidates that successfully complete clinical testing

Amortization of Product Rights.  Amortization of product rights increased $8.6 million, or 141%, during 2010 compared to 2009. This increase was primarily due to the CUROSURF and FACTIVE product rights. We added CUROSURF and FACTIVE to our product portfolio during the third quarter of 2009.

Provision for Income Taxes

The provision for income taxes was $1.6 million during 2010, compared to $5.5 million in 2009. Our effective tax rates for 2010 and 2009 were 20.7% and 35.2%, respectively. The decrease in the effective tax rate was due to the impact of the release of valuation allowances against our deferred tax assets during 2010 as well as changes in the estimated income tax provision related to the year ended December 31, 2009. The majority of the impact from changes in the estimated income tax provision related to a change in estimate regarding utilization of net operating losses resulting from additional analysis that we performed related to the amount of net operating loss carryforwards that can be used under the rules governing ownership changes in Section 382 of the Internal Revenue Code. We performed an in-depth analysis during the year that resulted in a larger amount of net operating loss carryforward to be available to offset taxable income for the 2010 tax year. Upon release of the valuation allowances, we fully utilized our net operating loss carryforwards that were not subject to limitations, thereby reducing total income tax expense in 2010 and significantly lowering our effective tax rate.

Quarterly Results of Operations

See Note 15 of our Notes to Consolidated Financial Statements of this annual report on Form 10-K for a presentation of our quarterly results of operations for 2010 and 2009.

Comparison of the Years Ended December 31, 2009 and 2008

The following table sets forth certain consolidated statement of income data and certain non-GAAP financial information for the periods indicated (in thousands, except percentages and per share data):

	Year Ended December 31,		Change
	2009	2008	$	%

Net Product Sales
CUROSURF	$10,463	$—	$10,463	NM
ZYFLO product family(1)	17,959	888	17,071	1922
FACTIVE	1,178	—	1,178	NM
SPECTRACEF product family	9,390	6,981	2,409	35%
ALLERX Dose Pack products	31,707	26,395	5,312	20
HYOMAX product family	28,148	22,962	5,186	23
Other products	10,443	5,979	4,464	75

Total net product sales	109,288	63,205	46,083	73
License and royalty agreement revenues	276	1,662	(1,386)	(83)

Net revenues	109,564	64,867	44,697	69
Cost of product sales (exclusive of amortization of product rights)	19,457	5,951	13,506	227
Selling, general and administrative	45,731	27,082	18,649	69
Royalties	18,775	16,193	2,582	16
Research and development	3,608	3,679	(71)	(2)
Amortization of product rights	6,115	1,334	4,781	358

Income from operations	15,878	10,628	5,250	49
Total other expenses, net	(128)	(1,221)	(1,093)	(90)

Income before income taxes	15,750	9,407	6,343	67
Provision for income taxes	(5,547)	(414)	5,133	1240

Net income	$10,203	$8,993	$1,210	13%

Net income per share, diluted	$0.54	$1.14	$(0.60)	(53)%

Non-GAAP income from operations(2)	$27,034	$12,711	$14,323	113%

Non-GAAP net income(2)	$17,432	$10,984	$6,448	59%

Non-GAAP net income per share, diluted(2)	$0.93	$1.40	$(0.47)	(34)%

(1)	Does not include the historical sales of ZYFLO CR and ZYFLO made by Critical Therapeutics.

(2)	A reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures is included below.

NM Not meaningful.

Net Revenues

Net Product Sales.

CUROSURF net product sales were $10.5 million in 2009. We acquired the CUROSURF product rights from Chiesi during the third quarter of 2009 and began promoting and selling CUROSURF in September 2009.

ZYFLO CR and ZYFLO net product sales increased $17.1 million, or 1922%, during 2009 compared to 2008, primarily because our historical financial results for 2008 do not include sales of ZYFLO CR and ZYFLO by Critical Therapeutics prior to the completion of the Merger.

FACTIVE net product sales were $1.2 million in 2009. We acquired the FACTIVE product rights and related inventory from Oscient on September 9, 2009. We began earning revenues from FACTIVE in September 2009; however, we did not begin marketing and promoting FACTIVE until October 2009.

SPECTRACEF net product sales increased $2.4 million, or 35%, during 2009 compared to 2008, primarily due to our introduction of SPECTRACEF 400 mg in late 2008 and promotional incentives we offered to patients during 2009.

ALLERX Dose Pack net product sales increased $5.3 million, or 20%, during 2009 compared to 2008. The increase in product sales was primarily due to limited competition for the ALLERX Dose Pack formulation, partially offset by greater competition for the ALLERX DF and ALLERX PE Dose Pack formulations.

HYOMAX net product sales increased $5.2 million, or 23%, during 2009 compared to 2008. This increase was primarily due to the fact that the HYOMAX line of products was launched during 2008; the first product of this line was launched in May 2008. This increase was partially offset by lower sales prices during 2009 as a result of increased competition.

Net product sales from other products increased $4.5 million, or 75%, during 2009 compared to 2008 primarily due to the increase in sales of APAP 325 and APAP 500. Net product sales for APAP 325 were $3.9 million in 2009 compared to $1.2 million in 2008.

License and Royalty Agreement Revenues.

License and royalty agreement revenues decreased $1.4 million, or 83%, during 2009 due the expiration of our supply and marketing agreement with Pliva, Inc., or Pliva, for APAP 500 in December 2008, partially offset by the addition of FACTIVE royalty revenue. Subsequent to the expiration of the supply and marketing agreement with Pliva, we began marketing APAP 500 ourselves. Net product sales for APAP 500 were $2.0 million in 2009 and are included in other products.

Costs and Expenses

Cost of Product Sales.  Cost of product sales (exclusive of amortization of product rights of $6.1 million and $1.3 million in 2009 and 2008, respectively) increased $13.5 million, or 227% during 2009 compared to 2008.

Gross margin (exclusive of license and royalty agreement revenues and amortization of product rights) was as follows (dollars in thousands):

	Year Ended December 31,		Change
	2009	2008	$	%

Net product sales	$109,288	$63,205	$46,083	73%
Cost of product sales (exclusive of amortization of product rights)	19,457	5,951	13,506	227

Gross margin	$89,831	$57,254	$32,577	57%

% of net product sales	82%	91%		(9%)

Gross margin for 2009 decreased nine percentage points compared to 2008 due to a relatively higher portion of our net product sales in 2009 derived from products with lower gross margins, specifically CUROSURF, and an increase in our provision for inventory allowances of $876,000 during 2009, as compared to 2008. The increase in the provision for inventory allowances resulted from adjustments recorded to adequately state reserves related to excess inventory that, due to its expiration dating, was not sold.

Selling, General and Administrative.  Selling, general and administrative expenses increased $18.6 million, or 69%, during 2009 compared to 2008. This increase was primarily due to increases in labor and benefits-related costs as a result of the growth of our sales force and management team; legal and accounting costs, most of which relate to increased regulatory requirements as a result of our becoming a public company and costs associated with the Chiesi transaction; marketing and promotional spending relating to the launch of ZYFLO CR, FACTIVE and CUROSURF; co-promotion expenses relating to ZYFLO CR; travel-related expenses due to the increased number of sales representatives; and consulting expenses relating to increased market research. These increases were partially offset by lower sample and co-promotion expenses for the ALLERX Dose Pack products. Costs associated with the Chiesi transaction were $3.3 million, which included $1.5 million of additional stock-based compensation expense due to acceleration of certain stock options and shares of restricted stock and $1.8 million of legal, accounting and related fees.

Royalty Expenses.  Royalty expenses increased $2.6 million, or 16%, during 2009 compared to 2008. This increase was primarily due to the full year effect of selling the HYOMAX line of products, ZYFLO CR and ZYFLO in 2009 as opposed to a partial year in 2008.

Research and Development Expenses.  The following table summarizes our research and development expenses for 2009 and 2008 and for current projects under development from project inception through December 31, 2009 (dollars in thousands):

	Project
	Inception to	Year Ended December 31,
	December 31,			Change	Change
	2009	2009	2008	$	%

CRTX 067	$3,058	$2,442	$616	$1,826	296%
CRTX 058	638	366	272	94	35
CRTX 068	593	72	521	(449)	(86)
CRTX 062	272	15	257	(242)	(94)
Other projects		713	2,013	(1,300)	(65)

Total		$3,608	$3,679	$(71)	(2)%

Research and development expenses decreased $71,000, or 2%, during 2009 compared to 2008. In 2008, we expensed acquired in-process research and development of $1.9 million, which is included in other projects in the table above. Excluding that expense, research and development expenses increased $1.8 million over 2008. This increase was driven by an increase in expenses related to our product candidate, CRTX 067, of $1.8 million and an increase in development expenses related to other projects of $609,000 compared to 2008. These increases were partially offset by reductions in spending related to CRTX 068 and CRTX 062.

Amortization of Product Rights.  Amortization of product rights increased $4.8 million, or 358%, during 2009 compared to 2008. This increase was primarily due to the amortization of ZYFLO CR and CUROSURF product rights. We added ZYFLO CR to our product portfolio as a result of the Merger. We added CUROSURF to our product portfolio in July 2009 upon the closing of our strategic transaction with Chiesi, and we began promoting and selling CUROSURF in September 2009. The increase in amortization was partially offset by a reduction in amortization expense related to BALACET 325 product rights which were fully amortized during 2008.

Other Expenses.  Total other expenses decreased $1.1 million, or 90%, during 2009 compared to 2008. This decrease was primarily due to a decrease in net interest expense of $759,000 related to the conversion of our promissory note with Carolina Pharmaceuticals Ltd., an entity controlled by certain of our executive officers, or the Carolina Note, into common stock on October 31, 2008 in connection with the Merger.

Provision for Income Taxes

The provision for income taxes was $5.5 million during 2009, compared to $414,000 in 2008. Our effective tax rates for the years ended December 31, 2009 and 2008 were 35.2% and 4.4%, respectively. The increase in the effective tax rate was due primarily to the impact of the release of valuation allowances against our deferred tax assets during 2008. Upon release of the valuation allowances, we fully utilized our net operating loss carryforwards that were not subject to limitations, thereby reducing total income tax expense in 2008 and significantly lowering our effective tax rate.

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

These non-GAAP measures are not in accordance with, or an alternative to, measures prepared in accordance with GAAP and may be different from similarly titled non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. The additional non-GAAP financial information presented herein should be considered in conjunction with, and not as a substitute for, or superior to, the financial information presented in accordance with GAAP (such as operating income, net income and earnings per share) and should not be considered measures of our liquidity. These non-GAAP measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures.

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

The following tables reconcile our non-GAAP measures to the most directly comparable GAAP financial measures (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2010	2009	2008

GAAP income from operations	$7,888	$15,878	$10,628
Add: stock-based compensation(1)	1,339	1,478	749
Add: amortization of product rights	14,728	6,115	1,334
Add: acquisition-related expenses(2)	—	3,563	—

Non-GAAP income from operations	$23,955	$27,034	$12,711

GAAP net income	$6,169	$10,203	$8,993
Add: stock-based compensation(1)	1,339	1,478	749
Add: amortization of product rights	14,728	6,115	1,334
Add: acquisition-related expenses(2)	—	3,563	—
Less: tax effects related to above items(3)	(3,324)	(3,927)	(92)

Non-GAAP net income	$18,912	$17,432	$10,984

GAAP net income per share, diluted	$0.24	$0.54	$1.14

Non-GAAP net income per share, diluted	$0.73	$0.93	$1.40

Shares used in diluted net income per share calculation:
GAAP net income	26,036,544	18,776,588	7,861,119

Non-GAAP net income	26,036,544	18,776,588	7,861,119

(1)	Stock-based compensation excludes stock-based compensation charges incurred in connection with the Chiesi transaction, which are included in acquisition-related expenses.

(2)	Acquisition-related expenses include stock-based compensation charges and legal, accounting and related costs that resulted from or were incurred in connection with the Chiesi transaction. During 2009, acquisition-related stock-based compensation charges included $1.8 million of charges that were included in selling, general and administrative expenses.

(3)	Tax effects for 2010, 2009 and 2008 are calculated using effective tax rates of 20.7%, 35.2%, and 4.4% respectively.

Liquidity and Capital Resources

Sources of Liquidity

We require cash to meet our operating expenses and for capital expenditures, acquisitions and in-licenses of rights to products and payments on our license agreement liability. To date, we have funded our operations primarily from product sales, royalty agreement revenues, the investment from Chiesi and borrowings under the Carolina Note and our previous line of credit, which we terminated in May 2009. We borrowed $13.0 million under the Carolina Note in April 2004. In connection with the closing of the Merger, the outstanding principal amount of the Carolina Note of approximately $9.0 million was exchanged for 6,064,731 shares of Cornerstone BioPharma’s common stock (which was exchanged for 1,443,913 shares of our common stock in the Merger). In July 2009, in connection with the consummation of our strategic transaction with Chiesi, among other consideration, we received approximately $15.5 million in cash. As of December 31, 2010, we had $50.9 million in cash and cash equivalents.

Cash Flows

The following table provides information regarding our cash flows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Cash provided by (used in):
Operating activities	$32,989	$450	$12,629
Investing activities	(623)	(5,504)	(346)
Financing activities	(274)	14,621	(3,238)

Net increase in cash and cash equivalents	$32,092	$9,567	$9,045

Net Cash Provided By Operating Activities

Our primary sources of operating cash flows are product sales and royalty agreement revenues. Our primary uses of cash in our operations are for funding working capital; selling, general and administrative expenses; and royalties.

Net cash provided by operating activities in 2010 reflected our net income of $6.2 million, adjusted by non-cash expenses totaling $18.8 million and changes in accounts receivable, inventories, income taxes payable, accrued expenses and other operating assets and liabilities totaling $8.1 million. Non-cash items consisted primarily of amortization and depreciation of $14.8 million, changes in allowances for prompt payment discounts and inventory of $5.2 million, stock-based compensation of $1.3 million and changes in deferred income tax assets of $3.0 million. Accounts receivable increased by $63.8 million primarily due to the sale of remaining ALLERX and HYOMAX inventories during December 2010. Inventories decreased by $1.6 million primarily due to reductions in ALLERX, HYOMAX and ZYFLO CR finished goods and sample inventories partially offset by purchases of CUROSURF finished product and inventory destroyed or donated. Prepaid expenses, long-term accounts receivable and other assets increased by $8.8 million, primarily due to an increase in long-term accounts receivables and deferred cost of sales related to the sale of remaining ALLERX and HYOMAX inventories during December 2010, partially offset by the amortization of regulatory fees. Accounts payable increased by $499,000 primarily due to the timing of payments. Accrued expenses increased by $23.2 million primarily due to increases in our estimated product return rates and rebates and price adjustments related to the sale of remaining ALLERX and HYOMAX inventories during December 2010 and new laws, specifically Health Care Reform, partially offset by a decrease in accrued royalties related to our product mix. Deferred revenue increased $57.2 million primarily because of sales that were deferred due to extended payment terms and the inability to estimate product returns. Income taxes payable decreased by $1.8 million primarily due to a lower effective tax rate for the year ended December 31, 2010.

Net cash provided by operating activities in 2009 reflected our net income of $10.2 million, adjusted by non-cash expenses totaling $10.7 million offset by changes in accounts receivable, inventories, income taxes payable, accrued expenses and other operating assets and liabilities totaling $20.4 million. Non-cash items included amortization and depreciation of $6.4 million, change in allowances for prompt payment discounts and inventory obsolescence of $4.6 million, stock-based compensation of $3.3 million and changes in deferred income tax of $3.6 million. Accounts receivable increased by $6.7 million primarily due to increased net product sales. Inventories increased by $8.2 million primarily due to the purchase of $2.8 million of FACTIVE API and finished goods and purchases of CUROSURF. Prepaid expenses, long-term accounts receivable and other assets increased by $3.1 million primarily due to voucher programs, prepayments on purchases of API not yet received into inventory, and increases in FDA regulatory fees and in insurance premiums. Accounts payable decreased by $3.1 million primarily due to the payment of accounts payable related to the Merger and a reduction in payables related to manufacturing, product development and marketing expenses. Accrued expenses increased by $2.1 million primarily due to increased returns, rebates and chargebacks resulting from increased product sales, partially offset by a decrease in accrued bonuses. Income taxes payable (exclusive of income taxes payable assumed in the Merger) decreased by $1.3 million due to the tax benefits we recognized in 2009 related to exercises of non-qualified stock options.

Net cash provided by operating activities in 2008 reflected our net income of $9.0 million, adjusted by non-cash expenses totaling $3.3 million and changes in accounts receivable, inventories, income taxes payable, accrued expenses and other operating assets and liabilities totaling $322,000. Non-cash items primarily included amortization and depreciation of $1.4 million, change in allowances for prompt payment discounts and inventory obsolescence of $2.5 million, write-off of research and development costs acquired in the Merger relating to the alpha-7 program of $1.9 million, stock-based compensation of $749,000 and change in deferred income tax of $3.3 million. Accounts receivable (exclusive of accounts receivable acquired in the Merger) increased by $9.1 million from December 31, 2007 to December 31, 2008, primarily due to increased net product sales, including increased sales of Aristos products, which have longer payment terms. Inventories (exclusive of inventories acquired in the Merger) increased by $2.5 million from December 31, 2007 to December 31, 2008, primarily due to the purchase of ZYFLO CR inventory in December 2008. Prepaid expenses, long-term accounts receivable and other assets (exclusive of prepaid expenses acquired in the Merger) decreased by $1.7 million, primarily due to a reduction in royalty receivables and receipt of $1.5 million from Meiji in connection with our sales force expansion. Accounts payable (exclusive of accounts payable assumed in the Merger) increased by $2.6 million from December 31, 2007 to December 31, 2008, primarily due to increased payables for manufacturing, product development and marketing expenses. Accrued expenses (exclusive of accrued expenses assumed in the Merger) increased by $4.5 million, primarily due to increased royalties, rebates and chargebacks resulting from increased product sales, partially offset by a decrease in accrued interest due to the conversion of the Carolina Note and payment of accrued interest in connection with the Merger. Income taxes payable (exclusive of income taxes payable assumed in the Merger) increased by $3.1 million due to an $8.7 million increase in income before income taxes during 2008.

Net Cash Used in Investing Activities

Our primary sources of historical cash flows from investing activities are sales of marketable securities and cash acquired in connection with the Merger, net of costs paid. Going forward, we do not expect to have significant proceeds from investing activities. Our primary uses of cash in investing activities are the purchase of property and equipment and the acquisition and licensing of product rights.

Net cash used in investing activities in 2010 primarily reflected the purchase of property and equipment for $375,000 and the purchase of product rights for $250,000, partially offset by proceeds from the sale of equipment.

Net cash used in investing activities in 2009 primarily reflected the purchase of FACTIVE product rights for $5.2 million and property and equipment for $635,000, partially offset by net proceeds from the sale of marketable securities of $300,000.

Net cash used in investing activities in 2008 primarily reflected the purchase of product rights for $2.5 million and the purchase of property and equipment for $638,000, partially offset by net cash acquired in connection with the Merger of $2.1 million and net proceeds from the collection of advances to related parties of $638,000.

Net Cash (Used in) Provided by Financing Activities

Our primary sources of historical cash flows from financing activities are the investment from Chiesi, borrowings under the Carolina Note and borrowings under our previous line of credit. Going forward, we expect our primary sources of cash flows from financing activities to be equity or debt issuances or arrangements we may make or enter into. Our primary historical uses of cash in financing activities are the SPECTRACEF license agreement liability and principal payments on our previous line of credit and the Carolina Note. In connection with the closing of the Merger, we paid off the Carolina Note through the issuance of 6,064,731 shares of Cornerstone BioPharma’s common stock (which was exchanged for 1,443,913 shares of our common stock in the Merger). Going forward, we expect our primary uses of cash in financing activities to be the SPECTRACEF license agreement liability and payments in connection with any debt or structured finance arrangements we may enter into.

Net cash used in financing activities in 2010 reflected $1.3 million in principal payments on our license agreement liability and capital leases, partially offset by proceeds of $544,000 from common stock option exercises and related tax benefits of $478,000.

Net cash provided by financing activities in 2009 reflected proceeds of $15.5 million from our issuance of shares of common stock to Chiesi and common stock option exercises of $437,000 and related tax benefits of $1.3 million, partially offset by $2.5 million in principal payments on our license agreement liability and capital leases.

Net cash used in financing activities in 2008 reflected net payments on our previous line of credit of $1.8 million, a principal payment on the Carolina Note of $460,000, a principal payment on the SPECTRACEF license agreement liability of $576,000 and stock issuance costs in connection with the Merger of $504,000.

Funding Requirements

Our future capital requirements will depend on many factors, including:

•	the level of product sales and product returns of our currently marketed products and any additional products that we may market in the future;

•	the scope, progress, results and costs of development activities for our current product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number of, and development requirements for, additional product candidates that we pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the costs and timing of establishing manufacturing and supply arrangements for clinical and commercial supplies of our product candidates and products;

•	the extent to which we acquire or invest in products, businesses and technologies;

•	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar arrangements for our marketed products and product candidates; and

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending claims related to intellectual property owned by or licensed to us.

To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. We have no committed external sources of funds. Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all.

As of December 31, 2010, we had $50.9 million of cash and cash equivalents on hand. Based on our current operating plans, we believe that our existing cash and cash equivalents and anticipated revenues from product sales are sufficient to continue to fund our existing level of operating expenses and capital expenditure requirements for the foreseeable future.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, contingent royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of December 31, 2010 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Capital lease obligations	$265	$100	$164	$1	$—
Operating leases(1)	3,075	627	1,113	1,183	152
Purchase obligations(2)	32,123	18,799	13,139	185	—
Royalty obligations(3)	1,365	315	750	150	150
Other long-term liabilities(4)	1,500	1,500	—	—	—

Total contractual obligations	$38,328	$21,341	$15,166	$1,519	$302

(1)	Operating leases include minimum payments under leases for our facilities, automobiles and certain equipment. Our total minimum lease payments for the corporate headquarters are $482,000 in 2011, $492,000 in 2012, $536,000 in 2013, $584,000 in 2014 and $751,000 thereafter.

(2)	Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers of $25.5 million; clinical trial and research agreements with contract research organizations and consultants of $956,000; agreements with providers of marketing analytical services of $4.5 million; and open purchase orders for the acquisition of goods and services in the ordinary course of business of $1.2 million.

(3)	Royalty obligations include minimum royalty payments due in connection with certain of our agreements. See Note 9 of our Notes to Consolidated Financial Statements of this annual report on Form 10-K for additional information.

(4)	Other long-term liabilities include principal and interest due under our license agreement liability with Meiji. See Note 5 of our Notes to Consolidated Financial Statements of this annual report on Form 10-K for additional information.

In addition to the material contractual cash obligations included the chart above, we have committed to make potential future milestone payments to third parties as part of licensing, distribution and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. We may be required to make additional payments of $55.0 million if all milestones are met. Because the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on our consolidated balance sheets and have not been included in the table above.

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

Revenue Recognition

We record revenue from product sales, license agreements and royalty agreements when realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Net Product Sales

Product Sales.  We recognize revenue from our product sales upon transfer of title, which occurs when product is received by our customers. We sell our products primarily to large national wholesalers, which have the right to return the products they purchase. We estimate the amount of future returns at the time of revenue recognition. We recognize product sales net of estimated allowances for product returns, rebates, price adjustments, chargebacks, and prompt payment and other discounts. When we cannot reasonably estimate the amount of future product returns, we record revenues when the risk of product return has been substantially eliminated. As of December 31, 2010, the Company had $57.2 million of deferred revenue related to sales for which future returns could not be reasonably estimated at the time of sale. Deferred revenue is recorded net of estimated allowances for rebates, price adjustments, chargebacks, and prompt payment and other discounts. Estimated allowances are recorded and classified as accrued expenses in the accompanying consolidated balance sheet as of December 31, 2010. The deferred revenue is recognized when the product is sold through to the end user based upon prescriptions filled. To estimate product sold through to end users, we rely on third-party information, including prescription data and information obtained from significant distributors with respect to their inventory levels and sell-through to customers.

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

Product Returns.  Consistent with industry practice, we offer contractual return rights that allow our customers to return the majority of our products within an 18-month period that begins six months prior to and ends up to twelve months subsequent to expiration of the products. Our products have an 18 to 48 month expiration period from the date of manufacture. In determining our return allowance, we consider various relevant factors, including:

•	Actual and historical return rates for expired lots. Our historical return rates for expired lots vary by product and approximate, on a product by product basis, our current return rates.

•	Historical and forecasted product sales and consumer consumption data reported by external information management companies. Management reviews sales forecasts and consumption data on a product by product basis to assist it in estimating whether product is expected to become short-dated and thus subject to return.

•	Estimated expiration dates or remaining shelf life of inventory in the distribution channel. Our products generally have remaining shelf lives of between 15 to 45 months at time of shipment.

•	Levels of inventory in the distribution channel and any significant changes to these levels. Levels of inventory in the distribution channel typically range from six to eight weeks of product demand.

•	Competitive issues such as new product entrants and other known changes in sales trends.

Based on the above factors, management determines an estimated return rate for each product and applies that rate to the quantity of units sold that is subject to future return. As of December 31, 2010, our estimated return rates for products currently subject to return ranged from 1% to 20% depending on the product.

We routinely assess our experience with product returns and adjust our reserves accordingly. The amount of actual product returns could be either higher or lower than the amounts we have accrued. Changes in our returns estimates are charged to income in the period in which the information that gives rise to the change becomes known.

If our estimates of returns differ from our actual results, there could be a material impact on our financial statements. Based on historical experience, our average actual return rates vary based on our product mix. We consider a one-percentage point variation to be a reasonably possible change in the percentage of our product returns to related gross sales on a product by product basis. A one-percentage point increase or decrease in each of the individual product’s estimated product returns rate would have had an approximate $3.7 million, or 3%, effect on our net revenues recognized in 2010.

Expense recognized for product returns was $20.1 million, $13.0 million and $6.9 million in 2010, 2009 and 2008, respectively, representing 11%, 9% and 8% of gross product sales in 2010, 2009 and 2008, respectively. Expense recognized during 2010 for product returns related to current year sales was $11.3 million, or 6% of gross product sales. Expense recognized during 2010 for product returns related to sales made in prior years was $8.9 million, or 5% of gross product sales. The additional expense of $8.9 million consisted of $4.5 million, $2.2 million, $1.9 million and $1.2 million related to ALLERX Dose Pack products, SPECTRACEF, ZYFLO family of products and FACTIVE, respectively, partially offset by a $1.1 million reduction to our estimate of product returns upon the withdrawal of our propoxyphene/acetaminophen products.

The majority of additional expense recorded in 2010 for ALLERX related to an increase in actual returns of ALLERX PE and ALLERX DF products due to significant changes in market dynamics during early 2010. All sales of ALLERX PE and ALLERX DF made in 2010 were deferred due to our inability to estimate returns.

During 2010, demand for certain of our SPECTRACEF products declined due to increased competition in the antibiotic market and dilution of our sales promotion efforts as a result of the introduction of FACTIVE into our product portfolio. As a result, we increased our estimated rates for product returns for these various SPECTRACEF products by a range of two to eight percentage points of gross product sales, depending on the specific SPECTRACEF product.

Additional expense of $1.9 million related to ZYFLO CR and ZYFLO was recorded to account for an increase in actual returns compared to management’s initial estimate at the time of the Merger. The product returns relate to product sold by Critical Therapeutics, Inc. prior to the Merger. These returns have not affected our estimated rate of returns on sales made subsequent to the Merger.

During 2010, we increased our estimated rate of return for FACTIVE 5 by eight percentage points. This increase is due to a change in our initial estimate of product returns related to sales made by Oscient prior to our acquisition of FACTIVE product rights. In addition, we believe these product return rates will remain at the higher levels due to lower than expected sales volume.

Rebates.  The liability for government program rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each program’s administrator.

Expense recognized for rebates was $4.7 million, $1.4 million and $1.7 million in 2010, 2009 and 2008, respectively, representing approximately 3%, 1% and 2% of gross product sales in 2010, 2009 and 2008, respectively. The increase in rebates as a percentage of gross product sales is primarily due to new legislation, specifically Health Care Reform.

Price Adjustments and Chargebacks.  Our estimates of price adjustments and chargebacks are based on our estimated mix of sales to various third-party payors, which are entitled either contractually or statutorily to discounts from the listed prices of our products. These estimates are also based on the contract fees we pay to certain group purchasing organizations, or GPOs, in connection with our sales of CUROSURF. We make these estimates based on the facts and circumstances known to us in accordance with GAAP. In the event that the sales mix to third-party payors or the contract fees paid to GPOs are different from our estimates, we may be required to pay higher or lower total price adjustments and/or chargebacks than we have estimated.

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

Expense recognized for price adjustments and chargebacks was $34.5 million, $21.8 million and $8.9 million in 2010, 2009 and 2008, respectively, representing approximately 18%, 15% and 11% of gross product sales in 2010, 2009 and 2008, respectively. The increase in the expense as a percentage of gross product sales during 2010 was primarily due to increased competition for HYOMAX, increase in the number of voucher programs offered, and the addition of CUROSURF to our product portfolio, which caused higher levels of price adjustments and chargebacks. There were no current period adjustments during 2010 related to prior period provisions for price adjustments and chargebacks. We do not expect future changes in our estimates for price adjustments and chargebacks to be material.

Prompt Payment Discounts.  We typically require our customers to remit payments within the first 30 or 90 days, depending on the customer and the products purchased. In addition, we offer wholesale distributors a prompt payment discount if they make payments within these deadlines. This discount is generally 2%, but may be higher in some instances due to product launches or customer and/or industry expectations. Because our wholesale distributors typically take the prompt payment discount, we accrue 100% of the prompt payment discounts, based on the gross amount of each invoice, at the time of our original sale to them, and we apply earned discounts at the time of payment. We adjust the accrual periodically to reflect actual experience. Historically, these adjustments have not been material. We do not anticipate that future changes to our estimates of prompt payment discounts will have a material impact on our net revenue.

Expense recognized for prompt payment discounts was $3.9 million, $3.1 million and $1.9 million in 2010, 2009 and 2008, respectively, representing approximately 2% of gross product sales in each year.

See Schedule II Valuation and Qualifying Accounts included in “Item 8. Financial Statements and Supplementary Data” for a reconciliation of our sales allowances and related accrual balances.

License and Royalty Agreement Revenues

Payments from our licensees are recognized as revenue based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable accounting guidance. Non-refundable fees where we have no continuing performance obligations are recognized as revenues when there is persuasive evidence of an arrangement and collection is reasonably assured. If we have continuing performance obligations, nonrefundable fees are deferred and recognized ratably over the estimated performance period. At-risk milestone payments, which are typically related to regulatory, commercial or other achievements by our licensees, are recognized as revenues when the milestone is accomplished and collection is reasonably assured. Refundable fees are deferred and recognized as revenues upon the later of when they become nonrefundable or when performance obligations are completed.

License agreement revenues were $1.5 million in 2010. In August 2010, in accordance with a license agreement with Targacept under which we out-licensed certain rights with respect to our alpha-7 receptor technology, we received a one-time, upfront nonrefundable payment of $1.5 million. We have no continuing performance obligations related to the agreement and are also eligible for success-based milestone payments of up to $74.9 million, depending on which compound is progressed by Targacept.

Royalty agreement revenues are earned under license agreements which provide for the payment of royalties based on sales of certain licensed products. These revenues are recognized based on product sales that occurred in the relevant period. Royalty agreement revenues were $73,000, $276,000 and $1.7 million during 2010, 2009 and 2008, respectively.

Goodwill and Product Rights

At December 31, 2010, we had $13.2 million in goodwill related to the Merger. Excluding goodwill, we have no intangible assets with indefinite lives. We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, as of October 1, and more frequently if events or circumstances indicate that the carrying amount could exceed fair value. Examples of those events or circumstances that may be indicative of impairment include a significant adverse change in the business climate or changes in our cash flow projections or forecast that demonstrate losses. We operate in a single industry and operating segment which acquires, develops and commercializes prescription pharmaceutical drugs used in the treatment of a variety of respiratory-related diseases. Accordingly, our business is classified as a single reportable segment.

Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Other assumptions include, but are not limited to, our estimation of the amount and timing of future cash flows from products and product candidates and the estimation of related costs that are dependent on the size of our sale forces and research and development activity. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, we calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied fair value of goodwill is less than the book value, then an impairment charge would be recorded. There was no impairment of goodwill as of December 31, 2010. Due to uncertain market conditions and potential changes in our strategy, product portfolio or reportable segments, it is possible that the forecasts we use to support goodwill could change in the future, which could result in goodwill impairment charges that would adversely affect our results of operations and financial condition.

Product rights are capitalized as incurred and are amortized over the estimated useful life of the product or the remaining trademark or patent life on a straight-line or other basis to match the economic benefit received. Amortization begins once FDA approval has been obtained and commercialization of the product begins. We review our product rights for impairment and evaluate the associated useful lives on a periodic basis. Events or circumstances that may be indicative of impairment include a significant adverse change in the business climate that could affect the value of the rights or a change in the extent or manner in which the rights are used such as regulatory actions. Our periodic evaluation of product rights is based on our projection of the undiscounted future cash flows associated with the products. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our products. Actual revenues and costs could vary significantly from these forecasted amounts. If actual cash flows are significantly different than our forecasted amounts, we could determine that some or all of our capitalized product rights are impaired. In the event of impairment, we would record an impairment charge, which could have a material adverse effect on our results of operations.

As of December 31, 2010, we had an aggregate of $112.3 million in capitalized product rights, which we expect to amortize over a period of four to ten years. During 2010, there were no triggering events that indicated the need to test for potential impairment.

Inventory

Inventory consists of raw materials, work in process and finished goods. Raw materials include the API for a product to be manufactured, work in process includes the bulk inventory of tablets that are in the process of being coated and/or packaged for sale, and finished goods include pharmaceutical products ready for commercial sale or distribution as samples. Inventory is stated at the lower of cost or market value with cost determined under the first-in, first-out, or FIFO, method. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. In evaluating whether inventory is stated at the lower of cost or market, we consider such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. On a quarterly basis, we analyze our inventory levels and record allowances for inventory that has become obsolete, inventory that has a cost basis in excess of the expected net realizable value and inventory that is in excess of expected requirements based upon anticipated product revenues. As of December 31, 2010, we had $17.0 million in inventory and an inventory reserve of $1.8 million.

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

Prior to the completion of the Merger, Cornerstone BioPharma’s board of directors determined the underlying fair value of Cornerstone BioPharma’s common stock (which was exchanged in the Merger for shares of our common stock) based on Cornerstone BioPharma’s results of operations; the book value of its stock; its available cash, assets and financial condition; its prospects for growth; the economic outlook in general and the condition and outlook of the pharmaceutical industry in particular; its competitive position in the market; the market price of stocks of corporations engaged in the same or similar line of business that are actively traded in a free and open market, either on an exchange or over-the-counter; positive or negative business developments since the board’s last determination of fair value; and such additional factors that it deemed relevant at the time of the grant or issuance. With respect to the grants made on October 31, 2008, the date of the Merger, Cornerstone BioPharma’s board of directors considered the fair market value of Critical Therapeutics’ common stock. Following the completion of the Merger, our board of directors determines the underlying fair value of our common stock based on the market price of our common stock as traded on the NASDAQ Capital Market.

The expected stock price volatility for stock option awards granted prior to the Merger was based on the historical volatility of a representative peer group of comparable companies selected using publicly available industry and market capitalization data. For awards granted on the date of and subsequent to the Merger, we used Critical Therapeutics’ (now our) historical volatility from July 1, 2004 through the month of grant and the historical volatility of a representative peer group of comparable companies selected using publicly available industry and market capitalization data. The expected term of our stock options is based on historical employee exercise patterns over the option lives while considering employee exercise strategy and cancellation behavior. The approximate risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on our options. We do not intend to pay dividends on our common stock in the foreseeable future and, accordingly, we use a dividend rate of zero in the option-pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards that vest based on service, including those with graded vesting schedules, are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. As of December 31, 2010, there was $2.9 million and $907,000 of total unrecognized compensation cost related to stock options and unvested restricted stock, respectively. These costs are expected to be recognized over a weighted-average period of 2.69 and 2.61 years, respectively.

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

Income Taxes

We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. We had an effective tax rate of 20.7%, 35.2% and 4.4% in 2010, 2009 and 2008, respectively. In 2010, the decrease in the effective tax rate was primarily attributable to the impact of our release of the valuation allowances against our deferred tax assets during 2010 as well as changes in the estimated income tax provision related to the year ended December 31, 2009. Upon release of the valuation allowances, we fully utilized our net operating loss carryforwards that were not subject to limitations, thereby reducing total income tax expense in 2010 and significantly lowering our effective tax rate.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determinations, we consider all available positive and negative evidence, including reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments in assessing the need for a valuation allowance.

As of December 31, 2010, we had approximately $72 million in deferred tax assets. We determined that a $62.9 million valuation allowance relating to deferred tax assets for net operating losses and tax credits from the Merger was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

We recognize a tax benefit from uncertain positions when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. We had no unrecognized tax benefits at December 31, 2010 and do not expect to have any unrecognized tax benefits during the next twelve months.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that we have not yet adopted that would have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk is confined to our cash equivalents, all of which have maturities of less than three months and bear and pay interest in U.S. dollars. Since we invest in highly liquid, relatively low yield investments, we do not believe interest rate changes would have a material impact on us.

Our risk associated with fluctuating interest expense is limited to future capital leases and other short-term debt obligations we may incur in our normal operations. The interest rates on our existing long-term debt borrowings are fixed and as a result, interest due on borrowings are not impacted by changes in market-based interest rates. We do not have any other instruments with interest rate exposure.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We currently have two development agreements denominated in foreign currencies, Euros and Swiss francs. Unfavorable fluctuations in these exchange rates could have a negative impact on our consolidated financial statements. The impact of changes in the exchange rates related to these contracts was immaterial to our consolidated financial statements for the years ended December 31, 2010, 2009, and 2008. We do not believe a fluctuation in these exchange rates would have a material impact on us. To date, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. These circumstances may change.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cornerstone Therapeutics Inc.

We have audited the accompanying consolidated balance sheets of Cornerstone Therapeutics Inc. (a Delaware corporation) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Therapeutics Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
March 3, 2011

CORNERSTONE THERAPEUTICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$50,945	$18,853
Accounts receivable, net	76,476	16,548
Inventories, net	15,174	18,106
Prepaid and other current assets	5,111	4,808
Income tax receivable	197	—
Deferred income tax asset	6,599	3,507

Total current assets	154,502	61,822

Property and equipment, net	1,486	1,312
Product rights, net	112,328	126,806
Goodwill	13,231	13,231
Amounts due from related parties	38	38
Long-term accounts receivable and other assets	8,553	113

Total assets	$290,138	$203,322

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,671	$7,172
Accrued expenses	46,599	23,703
Current portion of license agreement liability	1,368	1,019
Current portion of capital lease	83	10
Current portion of deferred revenue	37,616	—
Income taxes payable	—	1,606

Total current liabilities	93,337	33,510

License agreement liability, less current portion	—	1,341
Capital lease, less current portion	146	39
Deferred revenue, less current portion	19,578	—
Deferred income tax liability	4,679	4,564

Total liabilities	117,740	39,454

Commitments and contingencies, Note 9
Stockholders’ equity
Preferred stock — $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value, 90,000,000 shares authorized; 25,472,963 and 25,022,644 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	25	25
Additional paid-in capital	160,106	157,745
Retained earnings	12,267	6,098

Total stockholders’ equity	172,398	163,868

Total liabilities and stockholders’ equity	$290,138	$203,322

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008

Net revenues	$125,317	$109,564	$64,867
Costs and expenses:
Cost of product sales (exclusive of amortization of product rights)	32,313	19,457	5,951
Selling, general and administrative	53,198	45,731	27,082
Royalties	12,702	18,775	16,193
Research and development	4,488	3,608	3,679
Amortization of product rights	14,728	6,115	1,334

Total costs and expenses	117,429	93,686	54,239

Income from operations	7,888	15,878	10,628

Other expenses, net:
Interest expense, net	(85)	(128)	(1,211)
Loss on marketable security	—	—	(8)
Other expenses	(25)	—	(2)

Total other expenses, net	(110)	(128)	(1,221)

Income before income taxes	7,778	15,750	9,407
Provision for income taxes	(1,609)	(5,547)	(414)

Net income	$6,169	$10,203	$8,993

Net income per share, basic	$0.24	$0.58	$1.29

Net income per share, diluted	$0.24	$0.54	$1.14

Weighted-average common shares, basic	25,412,636	17,651,668	6,951,896

Weighted-average common shares, diluted	26,036,544	18,776,588	7,861,119

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity (Deficit)

Balance as of December 31, 2007	5,934,496	$6	$797	$(13,098)	$(12,295)

Issuance of shares in connection with the Merger (net of issuance costs of $504)	4,325,498	4	22,971	—	22,975
Exercise of common stock warrants	316,101	—	52	—	52
Stock-based compensation	—	—	749	—	749
Conversion of related party note payable to common stock	1,443,913	2	8,950	—	8,952
Issuance of common stock to employees under stock incentive plan	3,959	—	—	—	—
Restricted stock buyback	(220)	—	—	—	—
Net income	—	—	—	8,993	8,993

Balance as of December 31, 2008	12,023,747	$12	$33,519	$(4,105)	$29,426

Issuance of shares for acquisition of product rights	12,172,425	12	119,271	—	119,283
Cash settlement of common stock warrants	—	—	(41)	—	(41)
Stock-based compensation	—	—	3,291	—	3,291
Issuance of common stock to employees under stock incentive plan	826,472	1	436	—	437
Tax effect of stock-based awards	—	—	1,269	—	1,269
Net income	—	—	—	10,203	10,203

Balance as of December 31, 2009	25,022,644	$25	$157,745	$6,098	$163,868

Stock-based compensation	—	—	1,339	—	1,339
Issuance of common stock to employees under stock incentive plan	450,319	—	544	—	544
Tax effect of stock-based awards	—	—	478	—	478
Net income	—	—	—	6,169	6,169

Balance as of December 31, 2010	25,472,963	$25	$160,106	$12,267	$172,398

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities
Net income	$6,169	$10,203	$8,993
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	14,778	6,392	1,425
Provision for prompt payment discounts	3,903	3,157	1,887
Provision for inventory allowances	1,340	1,474	599
Loss on marketable security	—	—	8
Write-off of acquired in-process research and development	—	—	1,900
Loss on sale of property and equipment	25	—	—
Impairment of property and equipment	—	—	56
Impairment of product rights	350	—	—
Stock-based compensation	1,339	3,291	749
Benefit from deferred income taxes	(2,977)	(3,632)	(3,310)
Changes in operating assets and liabilities:
Accounts receivable	(63,831)	(6,718)	(9,067)
Inventories	1,592	(8,202)	(2,523)
Prepaid expenses, long-term accounts receivable and other assets	(8,743)	(3,121)	1,749
Accounts payable	499	(3,116)	2,573
Accrued expenses	23,154	2,053	4,505
Income taxes payable/receivable	(1,803)	(1,331)	3,085
Deferred revenue	57,194	—	—

Net cash provided by operating activities	32,989	450	12,629

Cash flows from investing activities
Advances to related parties	—	—	(19)
Proceeds from collection of advances to related parties	—	—	657
Proceeds from sale of marketable securities	—	300	—
Proceeds from sale of property and equipment	2	—	—
Purchase of property and equipment	(375)	(635)	(638)
Purchase of product rights	(250)	(5,169)	(2,450)
Collection of deposits	—	—	223
Payment of deposits	—	—	(237)
Cash acquired in connection with the Merger, net of costs paid	—	—	2,118

Net cash used in investing activities	(623)	(5,504)	(346)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	—	15,465	—
Proceeds from exercise of common stock options and warrants	544	437	52
Payments for cancellation of warrants	—	(41)	—
Excess tax benefit from stock-based compensation	478	1,269	—
Principal payments on license agreement liability	(1,250)	(2,500)	(576)
Principal payments on capital lease obligation	(46)	(9)	—
Principal payments on notes payable	—	—	(460)
Proceeds from line of credit	—	—	7,250
Principal payments on line of credit	—	—	(9,000)
Payment of stock issuance costs in connection with the Merger	—	—	(504)

Net cash (used in) provided by financing activities	(274)	14,621	(3,238)

Net increase in cash and cash equivalents	32,092	9,567	9,045
Cash and cash equivalents as of beginning of year	18,853	9,286	241

Cash and cash equivalents as of end of year	$50,945	$18,853	$9,286

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$318	$531	$2,734

Cash paid during the year for income taxes	$6,780	$9,260	$644

Supplemental schedule of non-cash investing and financing activities
Purchase of property and equipment with capital leases	$226	$—	$—

Related party note payable converted to common stock in connection with the Merger	$—	$—	$8,952

Common stock issued in connection with the Merger	$—	$—	$23,479

Acquisition of product rights through equity issued and liabilities assumed	$—	$110,050	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Cornerstone Therapeutics Inc., together with its subsidiaries (collectively, the “Company”), is a specialty pharmaceutical company focused on acquiring, developing and commercializing products for the respiratory and related markets. Key elements of the Company’s strategy are to leverage commercial capabilities by promoting respiratory and related products to high prescribing physicians through the Company’s respiratory sales force and to hospital-based healthcare professionals through the Company’s hospital sales force; acquire rights to existing patent- or trade secret-protected, branded products, which can be promoted through the same channels to generate on-going high-value earnings streams; advance the Company’s development projects and further build a robust pipeline; and generate revenues by marketing approved generic products through the Company’s wholly owned subsidiary, Aristos Pharmaceuticals, Inc. (“Aristos”).

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

Because former Cornerstone BioPharma stockholders owned, immediately following the Merger, approximately 70% of the combined company on a fully diluted basis and as a result of certain other factors, Cornerstone BioPharma was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“GAAP”). Accordingly, the Company’s financial statements for periods prior to the Merger reflect the historical results of Cornerstone BioPharma, and not Critical Therapeutics, and the Company’s financial statements for all subsequent periods reflect the results of the combined company. Stockholders’ equity (deficit) has been retroactively restated to reflect the number of shares of common stock received by former Cornerstone BioPharma stockholders in the Merger, after giving effect to the difference between the par values of the common stock of Cornerstone BioPharma and the Company, with the offset to additional paid-in capital. In addition, the pre-Merger financial information has been restated to reflect the 10-to-1 reverse split of Critical Therapeutics’ common stock that became effective immediately prior to the closing of the Merger and the related conversion of all of the common stock of Cornerstone BioPharma into common stock of the Company.

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

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain expenses previously classified as research and development which relate to marketed product support are included in selling, general and administrative expenses in the accompanying consolidated statements of income. This reclassification had no effect on net income as previously reported.

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

Segment and Geographic Information

The Company operates in a single industry and operating segment which acquires, develops and commercializes prescription pharmaceutical drugs used in the treatment of a variety of respiratory-related diseases. Accordingly, our business is classified as a single reportable segment.

The majority of the Company’s revenues are generated in the United States, with approximately $73,000 of royalty revenue originating internationally under the Company’s royalty agreement with Pfizer, S.A. de C.V. As of December 31, 2010, 99% of the Company’s total assets are located in the United States. The remaining 1% of the Company’s assets consisted of inventory on hand at international locations.

Concentrations of Credit Risk and Limited Suppliers

The financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are maintained with two financial institutions.

The Company relies on certain materials used in its development and manufacturing processes, most of which are procured from a single source. The Company purchases its pharmaceutical ingredients pursuant to long-term supply agreements with a limited number of suppliers. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development or commercialization process and thereby adversely affect the Company’s operating results. In addition, a disruption in the commercial supply of or a significant increase in the cost of the active pharmaceutical ingredient (“API”) from any of these sources could have a material adverse effect on the Company’s business, financial position and results of operations. During 2010, one supplier individually comprised greater than 10% of total inventory purchases and accounted for 71% of the Company’s total inventory purchases for the year. Amounts due to this supplier represented approximately 28% of total accounts payable as of December 31, 2010. During the year ended December 31, 2009, two suppliers individually comprised greater than 10% of total inventory purchases and accounted for 53% of the Company’s total inventory purchases for the year. Amounts due to these two suppliers represented approximately 25% of total accounts payable as of December 31, 2009.

The Company sells its products primarily to large national wholesalers, which in turn resell the products to smaller or regional wholesalers, hospitals, retail pharmacies, chain drug stores, government agencies and other third parties. The following tables list the Company’s customers that individually comprise greater than

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10% of total gross product sales for the years ended December 31, 2010, 2009 and 2008 or 10% of total accounts receivable as of December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009	2008	December 31,
	Gross	Gross	Gross	2010	2009
	Product	Product	Product	Accounts	Accounts
	Sales	Sales	Sales	Receivable	Receivable

Cardinal Health	43%	34%	40%	50%	26%
McKesson Corporation	29%	34%	31%	30%	37%
Amerisource Bergen Corporation	22%	20%	15%	15%	24%

Total	94%	88%	86%	95%	87%

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash deposits with federally insured banks. As of December 31, 2010, all cash deposits were federally insured.

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

The Company performs ongoing credit evaluations and does not require collateral. As appropriate, the Company establishes provisions for potential credit losses. In the opinion of management, no allowance for doubtful accounts was necessary as of December 31, 2010 or 2009. The Company writes off accounts receivable when management determines they are uncollectible and credits payments subsequently received on such receivables to bad debt expense in the period received. There were no write-offs during the years ending December 31, 2010, 2009 or 2008.

The following table represents accounts receivable, net as of December 31 (in thousands):

	2010	2009

Accounts receivable	$78,491	$16,932
Less allowance for prompt payment discounts	(2,015)	(384)

Accounts receivable, net	$76,476	$16,548

In December 2010, the Company sold its remaining inventories of its marketed unapproved products, which include ALLERX® and HYOMAX®, primarily to national wholesalers. In connection with certain of these sales, the Company offered various extended payment terms, some of which extend through June 2012. The Company has classified accounts receivable of $7.9 million relating to such sales as long-term accounts receivable and other assets in the accompanying consolidated balance sheet as of December 31, 2010.

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table represents inventories, net as of December 31 (in thousands):

	2010	2009

Raw materials	$5,542	$5,597
Work in process	1,575	2,007
Finished goods:
Pharmaceutical products — trade	8,635	9,962
Pharmaceutical products — samples	1,267	2,342

Total	17,019	19,908

Inventory allowances	(1,845)	(1,802)

Inventories, net	$15,174	$18,106

Property and Equipment

The Company records property and equipment at cost. Major replacements and improvements are capitalized, while general repairs and maintenance are expensed as incurred. The Company depreciates its property and equipment over the estimated useful lives of the assets ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of their estimated useful lives or the lives of the underlying leases, whichever is shorter. Amortization expense for leasehold improvements has been included in selling, general and administrative expenses in the accompanying consolidated statements of income.

The following table represents property and equipment as of December 31 (in thousands):

	Useful Life (Years)	2010	2009

Computers and software	3	$995	$535
Machinery and equipment	5	287	236
Furniture and fixtures	5-7	905	906
Leasehold improvements	Lesser of lease term or 5	127	100

Total		2,314	1,777
Less accumulated depreciation		(828)	(465)

Property and equipment, net		$1,486	$1,312

Depreciation expense, including depreciation related to assets acquired by capital lease, for the years ended December 31, 2010, 2009 and 2008 was $400,000, $277,000 and $91,000, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Rights

Product rights are capitalized as incurred and are amortized over the estimated useful life of the product or the remaining trademark or patent life on a straight-line or other basis to match the economic benefit received. Amortization begins once the Food and Drug Administration (“FDA”) approval has been obtained and commercialization of the product begins, which is expected to be shortly after regulatory approval. The Company evaluates its product rights annually to determine whether a revision to their useful lives should be made. This evaluation is based on management’s projection of the future cash flows associated with the products.

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

The Company does not amortize goodwill or purchased intangible assets (if any) with indefinite lives. Goodwill and purchased intangibles with indefinite lives are reviewed periodically for impairment. The Company performs an annual evaluation of goodwill as of October 1 of each fiscal year to test for impairment and more frequently if events or circumstances indicate that goodwill may be impaired. The Company has one operating segment which represents the Company’s sole reporting unit for evaluation of goodwill. The fair value of the reporting unit is compared to its book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, then the Company would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied fair value of goodwill is less than the book value, then an impairment charge would be recorded. There was no impairment of goodwill or other intangible assets for the years ended December 31, 2010, 2009 and 2008.

Revenue Recognition

The Company’s consolidated net revenues represent the Company’s net product sales and license and royalty agreement revenues. The following table sets forth the categories of the Company’s net revenues (in thousands):

	Year Ended December 31,
	2010	2009	2008

Gross product sales	$187,856	$148,652	$82,547
Sales allowances	(64,112)	(39,364)	(19,342)

Net product sales	123,744	109,288	63,205
License and royalty agreement revenues	1,573	276	1,662

Net revenues	$125,317	$109,564	$64,867

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

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2010, the Company had $57.2 million of deferred revenue related to sales for which future returns could not be reasonably estimated at the time of sale. The deferred revenue is recognized when the product is sold through to the end user based upon prescriptions filled. To estimate product sold through to end users, the Company relies on third-party information, including prescription data and information obtained from significant distributors with respect to their inventory levels and sell-through to customers. Deferred revenue is recorded net of estimated allowances for rebates, price adjustments, chargebacks, and prompt payment and other discounts. Estimated allowances are recorded and classified as accrued expenses in the accompanying consolidated balance sheet as of December 31, 2010. The cost of product sales of $1.3 million related to the deferred revenue has been deferred and classified in the accompanying consolidated balance sheet as prepaid and other current assets and long-term accounts receivable and other assets in the amounts of $1.1 million and $250,000, respectively.

Product Returns.  Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the majority of its products within an 18-month period that begins six months prior to and ends twelve months subsequent to expiration of the products. The Company’s products have an 18 to 48 month expiration period from the date of manufacture. The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include actual and historical return rates for expired lots, historical and forecasted product sales and consumer consumption data reported by external information management companies, estimated expiration dates or remaining shelf life of inventory in the distribution channel, estimates of inventory levels of its products in the distribution channel and any significant changes to these levels, and competitive issues such as new product entrants and other known changes in sales trends. The Company evaluates this reserve on a quarterly basis, assessing each of the factors described above, and adjusts the reserve through charges to income in the period in which the information that gives rise to the adjustment becomes known.

Rebates.  The liability for government program rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each program’s administrator.

Price Adjustments and Chargebacks.  The Company’s estimates of price adjustments and chargebacks are based on its estimated mix of sales to various third-party payors, which are entitled either contractually or statutorily to discounts from the Company’s listed prices of its products. These estimates are also based on the contract fees the Company pays to certain group purchasing organizations (“GPOs”) in connection with the Company’s sales of CUROSURF®. In the event that the sales mix to third-party payors or the contract fees paid to GPOs are different from the Company’s estimates, the Company may be required to pay higher or lower total price adjustments and/or chargebacks than it has estimated.

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

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

License agreement revenues were $1.5 million in 2010. In August 2010, in accordance with a license agreement with Targacept, Inc. (“Targacept”) under which the Company out-licensed certain rights with respect to its alpha-7 receptor technology, the Company received a one-time, upfront nonrefundable payment of $1.5 million. The Company does not have any continuing performance obligations related to the agreement and is also eligible for success-based milestone payments of up to $74.9 million, depending on which compound is progressed by Targacept.

Royalty agreement revenues are earned under license agreements which provide for the payment of royalties based on sales of certain licensed products. These revenues are recognized based on product sales that occurred in the relevant period. Royalty agreement revenues were $73,000, $276,000 and $1.7 million in 2010, 2009 and 2008, respectively.

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

Advertising

Advertising costs, which include promotional expenses and the cost of samples, are expensed as incurred. Advertising expenses were $8.2 million, $5.6 million and $3.8 million for the years ended December 31, 2010,

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 and 2008, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Shipping and Handling Costs

The Company includes shipping and handling costs within cost of product sales. Shipping and handling costs were $1.2 million, $1.9 million and $967,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Net deferred tax assets are recognized to the extent the Company’s management believes these assets will more likely than not be realized. In making such determination, management considers all positive and negative evidence, including reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management periodically reviews its deferred tax assets for recoverability and its estimates and judgments in assessing the need for a valuation allowance.

The Company recognizes a tax benefit from uncertain positions when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments, including its cash and cash equivalents, receivables, accounts payable and license agreement liability, approximate the carrying values of these instruments because they approximate the amounts for which the assets could be sold and the liabilities could be settled.

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3:	GOODWILL AND PRODUCT RIGHTS

Goodwill

The Company’s goodwill balance as of December 31, 2010 and 2009 was $13.2 million and relates to the Merger. No amount of the goodwill balance at December 31, 2010 will be deductible for income tax purposes.

Product Rights

The following tables represent product rights, net as of December 31 (in thousands):

	December 31, 2010
				Weighted-
	Gross			Average
	Carrying	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period (yrs.)

CUROSURF	$107,606	$14,347	$93,259	10.0
FACTIVE®	7,613	2,061	5,552	4.8
SPECTRACEF®	4,505	2,017	2,488	10.0
ZYFLO®	11,500	3,477	8,023	7.1
Products under development	3,000	—	3,000	n/a
Other	75	69	6	4.3

Total	$134,299	$21,971	$112,328	9.5

	December 31, 2009
				Weighted-
	Gross			Average
	Carrying	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period (yrs.)

CUROSURF	$107,606	$3,587	$104,019	10.0
FACTIVE	7,613	486	7,127	4.8
SPECTRACEF	4,505	1,597	2,908	10.0
ZYFLO	11,500	1,872	9,628	7.1
Propoxyphene/acetaminophen products	7,550	7,550	—	n/a
Products under development	3,100	—	3,100	n/a
Other	75	51	24	4.3

Total	$141,949	$15,143	$126,806	9.5

During the fourth quarter of 2010, the Company wrote-off its fully amortized product rights related to its propoxyphene/acetaminophen products of $7.6 million in connection with the removal of these products from market. In addition, the Company wrote-off $350,000 of capitalized product rights related to a product it no longer expects to launch in the future. The write-off of $350,000 is included in amortization expense in the accompanying consolidated statement of income for the year ended December 31, 2010.

The Company amortizes the product rights related to its currently marketed products over their estimated useful lives, which range from four to ten years. As of December 31, 2010, the Company had $3.0 million of product rights related to products it expects to launch in the future. The Company expects to begin amortizing these rights upon the commercial launch of the first product using these rights, which is expected to be shortly after regulatory approval of such first product. The rights will be amortized over the estimated useful lives of the new products. The weighted-average amortization period for the Company’s product rights related to its currently marketed products is approximately 9.5 years.

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $14.7 million, $6.1 million and $1.3 million, respectively.

Future estimated amortization expense (excluding the rights related to products expected to be launched) subsequent to December 31, 2010 is as follows (in thousands):

2011	$14,366
2012	14,360
2013	14,360
2014	14,612
2015	12,785
Thereafter	38,845

$109,328

NOTE 4:	ACCRUED EXPENSES

The following table represents accrued expenses as of December 31 (in thousands):

	2010	2009

Accrued product returns	$15,025	$10,962
Accrued rebates	3,034	1,013
Accrued price adjustments and chargebacks	21,520	3,503
Accrued compensation and benefits	2,760	2,486
Accrued royalties	3,303	5,547
Accrued expenses, other	957	192

Total accrued expenses	$46,599	$23,703

In December 2010, the Company sold its remaining inventories of its marketed unapproved products, which include ALLERX and HYOMAX, primarily to national wholesalers. As of December 31, 2010, the Company had $57.2 million of deferred revenue related to sales for which future returns could not be reasonably estimated at the time of sale. Deferred revenue was recorded net of estimated allowances for rebates, price adjustments, chargebacks, and prompt payment and other discounts. Estimated allowances were recorded and classified as accrued expenses as of December 31, 2010.

NOTE 5:	LICENSE AGREEMENT LIABILITY

Meiji

On October 12, 2006, the Company entered into a license and supply agreement with Meiji Seika Kaisha, Ltd. (“Meiji”) granting the Company an exclusive, nonassignable U.S. license to manufacture and sell a 200 mg dosage of SPECTRACEF, using cefditoren pivoxil supplied by Meiji (“SPECTRACEF 200 mg”). In consideration for the license, the Company agreed to pay Meiji a nonrefundable license fee of $6.0 million in six installments over a period of five years from the date of the agreement. The agreement provided that if a generic cefditoren product was launched in the United States prior to October 12, 2011, the Company would be released from its obligation to make any further license fee payments due after the date of launch. In the year ended December 31, 2006, the Company estimated that a generic cefditoren product would be available in two and a half years, which would limit the total installment payments to $2.25 million.

On July 27, 2007, the Company entered into an amendment to the license and supply agreement and a letter agreement supplementing the Meiji license and supply agreement. The amendment to the license and

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The license agreement liability (excluding royalties) related to the above agreements consisted of the following as of December 31 (in thousands):

	2010	2009

License agreement liability to Meiji; imputed interest at 12% per annum; principal and interest payable	1,368	2,360
Less current portion	(1,368)	(1,019)

Long-term	$—	$1,341

The remaining principal of the license agreement liability of $1.3 million matures in October 2011.

NOTE 6:	STOCKHOLDERS’ EQUITY

Authorized Capital

As of December 31, 2010, the authorized capital stock of the Company consisted of 90,000,000 shares of voting common stock with a par value of $0.001 per share and 5,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. The common stock holders are entitled to one vote per share. The rights and preferences of the preferred stock may be established from time to time by the Company’s board of directors.

Warrants to Purchase Common Stock

In June 2005, the Company issued two warrants to purchase 2,380 shares each of common stock at $0.43 per share in exchange for services. The warrants were valued at $2,000 and were exercisable for a ten-year period from the date of grant. The fair value of the warrants granted was estimated on the date of grant using the Black-Scholes-Merton pricing model with the following assumptions: dividend yield of 0%, expected volatility of 75%, risk-free interest rate of 3.91% and expected life of ten years. These warrants were settled in cash for approximately $42,000 during the year ended December 31, 2009.

In connection with the Merger, the Company assumed, for financial reporting purposes, warrants to purchase the Company’s common stock from Critical Therapeutics. These warrants were originally issued by Critical Therapeutics in June 2005 and October 2006, and were fully vested prior to the closing of the Merger. The warrants issued in June 2005 were exercisable for up to 348,084 shares of the Company’s common stock, had an exercise price of $65.80 per share, contained a cashless exercise feature and expired in June 2010. None of these warrants were exercised. The warrants issued in October 2006 are exercisable for up to 372,787 shares of the Company’s common stock, have an exercise price of $26.20 per share and expire in October 2011. As of December 31, 2010, none of these warrants have been exercised.

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7:	STOCK-BASED COMPENSATION

Overview of Stock-Based Compensation Plans

2000 Equity Plan and 2003 Stock Incentive Plan Assumed from Critical Therapeutics in the Merger

In connection with the Merger, the Company assumed, for financial reporting purposes, the Critical Therapeutics, Inc. 2000 Equity Incentive Plan (the “2000 Equity Plan”) and the Critical Therapeutics, Inc. 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”). The Company terminated the 2000 Equity Plan on March 3, 2010, as there were no outstanding awards or shares available for issuance under that plan. As of December 31, 2010, there were 159,066 shares of common stock authorized and no shares of common stock available for award under the 2003 Stock Incentive Plan.

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

The exercise price of stock options granted under the 2004 Stock Incentive Plan is determined by the compensation committee of the Company’s board of directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Equity awards granted under the 2004 Stock Incentive Plan generally become exercisable over a period of four years from the date of grant and expire 10 years after the grant date. As of December 31, 2010, there were 3,233,922 shares of common stock authorized, and 1,810,855 shares available for award, under the 2004 Stock Incentive Plan.

The 2004 Stock Incentive Plan provides for an annual increase in the number of shares authorized for award under the plan, if approved by the Company’s board of directors. This increase, if approved, is effective on January 1 of each year and may not exceed the lesser of 4% of the Company’s outstanding shares on the effective date of the increase or 133,333 shares. The Company’s board of directors did not authorize an annual increase to be effective as of January 1, 2011.

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

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 31, 2008, in connection with the Merger, Cornerstone BioPharma’s board of directors amended and restated the 2005 Stock Option Plan to reduce the number of awards available for issuance under the plan to 88,949, which equaled the number of awards previously granted under and not returned to the plan. In addition, Cornerstone BioPharma’s board also amended each of the 2005 Plans to provide that no shares of common stock corresponding to terminated awards will be returned to the 2005 Plans. Accordingly, as of December 31, 2010, there were no shares available for award under the 2005 Plans.

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

The following table shows the assumptions used to value stock options on the date of grant, as follows:

	Year Ended December 31,
	2010	2009	2008

Estimated dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	80-85%	75%	75%
Risk-free interest rate	1.73% - 2.60%	2.31% - 2.85%	1.43% - 3.05%
Expected life of option (in years)	5.00	4.84	6.00
Weighted-average grant date fair value per share	$3.57	$4.85	$2.50

The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend rate is assumed to be 0%. The expected stock price volatility for stock option awards prior to the Merger was based on the historical volatility of a representative peer group of comparable companies selected using publicly available industry and market capitalization data. For awards granted on the date of and subsequent to the Merger, the expected stock price volatility was based on Critical Therapeutics’ (now the Company’s) historical volatility from July 1, 2004 through the month of grant and on the historical volatility of a representative peer group of comparable companies selected using publicly available industry and market capitalization data. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives while considering employee exercise strategy and cancellation behavior.

Prior to the date of the Merger, Cornerstone BioPharma’s board of directors determined the fair value at the time of issuance or grant of equity instruments to employees and non-employees based upon the consideration of factors that it deemed to be relevant at the time, including Cornerstone BioPharma’s results of operations; its available cash, assets and financial condition; its prospects for growth; and positive or negative business developments since the board of directors’ last determination of fair value. With respect to equity issuances immediately prior to the completion of the Merger on October 31, 2008, Cornerstone BioPharma’s board of directors based the fair value on the closing price of Critical Therapeutics’ common stock on October 31, 2008.

Following the completion of the Merger, the fair value per share of the underlying common stock is based on the market price of the Company’s common stock.

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s stock option activity during 2010 under all of the Company’s stock-based compensation plans:

			Weighted-
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Life	Intrinsic Value
	Options	Exercise Price	(in Years)	(in thousands)

Outstanding at January 1, 2010	2,046,664	$3.36
Granted	718,950	$5.48
Exercised	(410,319)	$1.32
Forfeited	(130,598)	$7.21
Expired	(26,156)	$8.38

Outstanding at December 31, 2010	2,198,541	$4.15	7.54	$4,714

Vested or expected to vest at December 31, 2010	2,147,389	$4.11	7.50	$4,694

Exercisable December 31, 2010	1,269,784	$2.94	6.53	$4,327

The total intrinsic value of options exercised during 2010 and 2009 was $1.7 million and $2.6 million, respectively. There were no options exercised during the year ended December 31, 2008. As of December 31, 2010, there was approximately $2.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.69 years.

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2010:

	Outstanding
		Weighted-		Exercisable
		Average	Weighted-		Weighted-
		Contractual Life	Average		Average
	Number of Options	Outstanding	Exercise	Options	Exercise
Exercise Price	Outstanding	(In Years)	Price	Exercisable	Price

$0.43-$1.06	236,929	4.74	$0.48	236,929	$0.48
$1.77	627,582	6.21	1.77	596,930	1.77
$2.02-$5.19	342,826	8.03	3.74	260,873	3.57
$5.26	419,000	9.17	5.26	—	—
$5.59-$7.09	404,249	8.90	6.53	105,047	6.77
$7.28-$10.60	162,175	8.21	8.75	64,273	8.88
$10.61-$70.50	5,780	4.08	60.23	5,732	60.55

	2,198,541	7.54	4.15	1,269,784	2.94

Stock Purchase Agreements

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

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

The Company also made restricted stock grants to certain employees under the 2004 Stock Incentive Plan and the 2005 Stock Incentive plan during 2009 and 2008 and assumed restricted stock in connection with the Merger.

The following table summarizes the Company’s restricted stock activity during 2010:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested — January 1, 2010	212,500	$6.32
Granted	—	—
Vested	(40,000)	6.07
Forfeited	—	—

Unvested — December 31, 2010	172,500	$6.38

The fair value of restricted stock that vested during the year ended December 31, 2010 and 2009 was $242,000 and $3.1 million, respectively. No restricted stock vested during the year ended December 31, 2008. As of December 31, 2010, there was approximately $907,000 of total unrecognized compensation cost related to unvested restricted stock issued under the Company’s equity compensation plans, which is expected to be recognized over a weighted-average period of 2.61 years.

Stock-Based Compensation Expense

The following table shows the approximate amount of total stock-based compensation expense recognized for employees and non-employees based on the total grant date fair value of shares vested (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Employee	$1,279	$3,227	$728
Non-employee	60	64	21

Total	$1,339	$3,291	$749

As a result of the strategic transaction with Chiesi Farmaceutici S.p.A. (“Chiesi”) in 2009, the vesting of 1,145,145 stock options and 342,633 shares of restricted stock accelerated. During the year ended December 31, 2009, the Company incurred additional stock-based compensation expense of approximately $1.8 million related to the acceleration of these stock options and shares of restricted stock, which is included in the tables above.

NOTE 8:	EMPLOYEE BENEFIT PLANS

The Company established a qualified 401(k) plan (the “Cornerstone Plan”), effective January 1, 2005, covering all employees who are at least 21 years of age. The Company’s employees may elect to make contributions to the plan within statutory and plan limits, and the Company may elect to make matching or voluntary contributions. As of December 31, 2010, the Company had not made any contributions to the 401(k) plan. Expenses related to the plan were insignificant during the years ended December 31, 2010, 2009 and 2008.

Prior to the Merger, Critical Therapeutics also offered a qualified 401(k) retirement plan (the “Critical Therapeutics Plan”), which included discretionary matching employer contributions for employees that

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participated in the plan. In connection with the Merger, the Company terminated discretionary matching contributions on elective deferrals made under the Critical Therapeutics Plan after October 31, 2008.

NOTE 9:	COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases its facilities, certain equipment and automobiles under non-cancelable operating leases expiring at various dates through 2016. The Company recognizes lease expense on a straight-line basis over the term of the lease, excluding renewal periods, unless renewal of the lease is reasonably assured. Lease expense was $1.4 million, $1.0 million and $719,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum aggregate payments under non-cancelable lease obligations as of December 31, 2010 are as follows (in thousands):

Operating
Year Ending	Leases

2011	$627
2012	557
2013	556
2014	584
2015	599
Thereafter	152

Total minimum lease payments	$3,075

Supply Agreements

The Company has entered into various supply agreements with certain vendors and pharmaceutical manufacturers. Financial commitments related to these agreements totaled approximately $17.5 million as of December 31, 2010, which includes any minimum amounts payable and penalties for failure to satisfy purchase commitments that the Company has determined to be probable and that are reasonably estimable. Since many of these commitment amounts are dependent on variable components of the agreements, actual payments and the timing of those payments may differ from management’s estimates. As of December 31, 2010, the Company had outstanding purchase orders related to inventory, excluding commitments under supply agreements, totaling approximately $8.0 million.

Royalty Agreements

The Company has contractual obligations to pay royalties to the former owners or licensors of certain product rights that have been acquired by or licensed to the Company. These royalties are typically based on a percentage of net sales of the particular licensed product. For the years ended December 31, 2010, 2009 and 2008, total royalty expenses were $12.7 million, $18.8 million and $16.2 million, respectively. Certain of these royalty agreements also require minimum annual payments, which have been included in royalty expense on the consolidated statements of income. Pursuant to these agreements, the Company is obligated to pay future minimum royalties of $1.4 million.

Collaboration Agreements

The Company is committed to make potential future milestone payments to third parties as part of licensing, distribution and development agreements. Payments under these agreements generally become due

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and payable only upon achievement of certain development, regulatory and/or commercial milestones. The Company may be required to make $55.0 million in additional payments to various parties if all milestones under the agreements are met. Because the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on the accompanying consolidated balance sheets. The Company is also obligated to pay royalties on net sales or gross profit, if any, of certain product candidates currently in its portfolio following their commercialization.

As of December 31, 2010, the Company had outstanding commitments related to ongoing research and development contracts totaling approximately $956,000.

Co-Promotion and Marketing Services Agreements

The Company has entered into a co-promotion and marketing service agreement and a co-promotion agreement that grant third parties the exclusive rights to promote and sell certain products in conjunction with the Company. Under these agreements, the third parties are responsible for the costs associated with their sales representatives and the product samples distributed by their sales representatives, as well as certain other promotional expenses related to the products. Under one agreement, the Company pays the third party co-promotion fees equal to the ratio of total prescriptions written by pulmonary specialists to total prescriptions during the applicable period multiplied by a percentage of quarterly net sales of the products covered by the agreement, after third-party royalties. Under the other agreement, the Company pays the third parties fees based on a percentage of the net profits from sales of the product above a specified baseline within assigned sales territories. The co-promotion agreement is also subject to “sunset” fees that require the Company to pay additional fees for up to three months in the event of certain defined terminations of this agreement.

As of December 31, 2010, the Company had outstanding financial commitments related to various marketing and analytical service agreements totaling approximately $4.5 million.

Severance

Selected executive employees of the Company have employment agreements which provide for severance payments of up to two times base salary, bonuses and benefits upon termination, depending on the reasons for the termination. The executive would also be required to execute a release and settlement agreement. As of December 31, 2010, the Company had no amounts recorded as accrued severance.

NOTE 10:	INCOME TAXES

The components of the provision for income taxes are as follows for the years ending December 31, (in thousands):

	2010	2009	2008

Current:
Federal	$4,340	$8,400	$3,161
State	246	779	563

Total	4,586	9,179	3,724

Deferred:
Federal	(2,793)	(3,164)	(2,930)
State	(184)	(468)	(380)

Total	(2,977)	(3,632)	(3,310)

Total tax provision	$1,609	$5,547	$414

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s deferred tax assets and liabilities consisted of the following as of December 31 (in thousands):

	2010	2009

Current:
Deferred tax assets:
Accounts receivable, net	$752	$144
Inventories, net	1,223	1,171
Accrued expenses	5,605	3,173

Total current deferred tax assets	7,580	4,488
Deferred tax liabilities:
Acquired intellectual property	(981)	(981)

Net current deferred tax assets	$6,599	$3,507

Noncurrent:
Deferred tax assets:
Tax loss carryforwards	$60,966	$61,610
Tax credits	1,900	1,900
Stock-based compensation	974	935
Product license rights, net	1,263	1,557
Valuation allowance	(62,866)	(63,510)

Total noncurrent deferred tax assets	2,237	2,492

Deferred tax liabilities:
Acquired intellectual property	(6,500)	(6,868)
Property and equipment, net	(416)	(188)

Total noncurrent deferred tax liabilities	(6,916)	(7,056)

Net deferred tax liability — noncurrent	(4,679)	(4,564)

Total net deferred tax liability	$1,920	$(1,057)

As of December 31, 2010 and 2009, the Company has provided a valuation allowance for its gross deferred tax assets acquired as a result of the Merger that relate to federal net operating loss carryforwards (“NOLs”), state net economic loss carryforwards (“NELs”) and federal tax credits due to uncertainty regarding the Company’s ability to fully realize these assets. This determination considered the limitations on the utilization of NOLs and tax credits imposed by Section 382 and 383, respectively, of the Internal Revenue Code (the “Code”). The valuation allowance decreased by approximately $644,000 and $278,000 during the years ended December 31, 2010 and 2009, respectively. These decreases are due to utilization of loss carryforwards and the reduction in the Company’s valuation allowance related to its deferred tax assets that existed prior to the Merger.

As of December 31, 2010, the Company had federal NOLs of approximately $159.5 million that begin to expire in the year 2021, state NELs of approximately $154.0 million that begin to expire in 2010 and federal tax credits of approximately $1.9 million that begin to expire in 2021. Because of the limitations discussed above, the Company has concluded that it is not more likely than not that it will be able to utilize any of these federal or state loss carryforwards or federal tax credit carryforwards. Accordingly, the Company has established a valuation allowance with respect to the entire amount of these loss carryforwards and tax credit carryforwards. The Company recognized approximately $1.9 million and $809,000 in tax benefits in 2010 and

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 related NOL carryforwards, of which $644,000 and $278,000 were recorded as a reduction of tax expense.

A reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	2010	2009	2008

Federal statutory taxes	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	2.3	2.3	4.4
Permanent differences	1.3	2.6	4.3
Acquired in-process research and development	—	—	7.7
Change in estimated federal and state NOL utilization	(7.4)	—	—
Change in valuation allowance	(8.3)	(1.8)	(45.0)
Other	(2.2)	(2.9)	(1.0)

	20.7%	35.2%	4.4%

The change in estimate regarding utilization of net operating losses that is included in the rate reconciliation is the result of additional analysis that was performed by the Company related to the amount of net operating loss carryforwards that can be used under the rules governing ownership changes in Section 382 of the Internal Revenue Code. The Company performed in-depth analysis during the year that resulted in a larger amount of net operating loss carryforward to be available to offset taxable income for the 2010 tax year.

The 2007 through 2009 tax years of the Company are open to examination by federal and state tax authorities. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years are under examination.

The Company recognizes a tax benefit from uncertain positions when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon adoption of these principles and in subsequent periods. As of December 31, 2010 and 2009, the Company continues to have no unrecognized tax benefits. Additionally, there are no unrecognized tax benefits that would impact the effective tax rate. The Company does not reasonably expect any change to the amount of unrecognized tax benefits within the next 12 months.

The Company recognizes annual interest and penalties related to uncertain tax positions as general and administrative expenses in its consolidated statements of income. As of December 31, 2010 and 2009, the Company had no interest or penalties related to uncertain tax positions.

The Company had no tax-related accrued interest or interest expense in the consolidated financial statements as of and for the years ended December 31, 2010 and 2009. The Company had no tax-related penalties or accrued penalties included in the consolidated financial statements as of and for the years ending December 31, 2010 and 2009.

NOTE 11:	RELATED PARTY TRANSACTIONS

Stockholders

Chiesi, the Company’s majority stockholder, manufactures all of the Company’s requirements for CUROSURF pursuant to a license and distribution agreement that became effective on July 28, 2009. The Company began promoting and selling CUROSURF in September 2009. Inventory purchases from Chiesi aggregated $23.6 million for the year ended December 31, 2010. As of December 31, 2010, the Company had prepaid inventory of $268,000 due from Chiesi and accounts payable of $2.1 million due to Chiesi.

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended December 31, 2008, the Company paid $260,000 to Carolina Pharmaceuticals for royalties related to the sale of Humibid® and DECONSAL® in 2007. The Company did not pay any royalties to Carolina Pharmaceuticals after the year ended December 31, 2008. The Company’s President and Chief Executive Officer is the chief executive officer and chairman of the board of directors of Carolina Pharmaceuticals and the Company’s Executive Vice President, Manufacturing and Trade is a director of Carolina Pharmaceuticals.

NOTE 12:	NET INCOME PER SHARE

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

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended December 31,
	2010	2009	2008

Numerator:
Net income	$6,169	$10,203	$8,993
Denominator:
Weighted-average common shares, basic	25,412,636	17,651,668	6,951,896
Dilutive effect of stock options, warrants and restricted stock	623,908	1,124,920	909,223

Weighted-average common shares, diluted	26,036,544	18,776,588	7,861,119

Net income per share, basic	$0.24	$0.58	$1.29

Net income per share, diluted	$0.24	$0.54	$1.14

Anti-dilutive weighted-average shares	1,489,258	1,136,792	94,244

NOTE 13:	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2010. The Company did not have any material subsequent events that require adjustment or disclosure in these financial statements.

NOTE 14:	RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements that have not yet been adopted by the Company that are expected to have a material impact on the consolidated financial statements.

CORNERSTONE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15:	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s consolidated quarterly results of operations for each of the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2010
Net product sales	$36,392	$28,460	$26,410	$32,482	$123,744
Cost of product sales (exclusive of amortization of product rights)	6,819	8,153	7,742	9,599	32,313
Income (loss) from operations	8,063	(540)	98	267	7,888
Net income (loss)	5,013	(400)	764	792	6,169
Net income (loss) per share, basic	0.20	(0.02)	0.03	0.03	0.24
Net income (loss) per share, diluted	0.19	(0.02)	0.03	0.03	0.24
2009
Net product sales	$30,469	$24,992	$23,078	$30,749	$109,288
Cost of product sales (exclusive of amortization of product rights)	3,201	2,901	4,143	9,212	19,457
Income (loss) from operations	10,359	3,087	(1,042)	3,474	15,878
Net income (loss)	6,315	1,738	(538)	2,688	10,203
Net income (loss) per share, basic	0.53	0.14	(0.03)	0.11	0.58
Net income (loss) per share, diluted	0.48	0.13	(0.03)	0.10	0.54

The sum of the quarterly earnings per share amounts will not necessarily equal the annual earnings per share amount due to the weighting of common shares outstanding during each of the respective periods.

CORNERSTONE THERAPEUTICS INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
		Charged to	Charged to
	Beginning	Costs and	Other			Ending
	Balance	Expenses	Accounts(1)		Deductions	Balance

Year Ended December 31, 2010
Reserves:
Allowance for product returns	$10,962	$—	$20,131	(2)	$16,068	$15,025
Allowance for rebates	1,013	—	5,230	(3)	3,209	3,034
Allowance for price adjustments and chargebacks	3,503	—	51,235	(4)	33,218	21,520
Deducted from asset accounts:
Allowance for prompt payment discounts	384	—	5,665	(5)	4,034	2,015
Inventory allowance	1,802	1,340	—		1,297	1,845
Year Ended December 31, 2009
Reserves:
Allowance for product returns	$5,043	$—	$15,417	(6)	$9,498	$10,962
Allowance for rebates	884	—	1,407		1,278	1,013
Allowance for price adjustments and chargebacks	4,307	—	21,838		22,642	3,503
Deducted from asset accounts:
Allowance for prompt payment discounts	302	—	3,157		3,075	384
Inventory allowance	677	1,474	234	(7)	583	1,802
Year Ended December 31, 2008
Reserves:
Allowance for product returns	$4,913	$—	$7,277	(8)	$7,147	$5,043
Allowance for rebates	303	—	1,661	(9)	1,080	884
Allowance for price adjustments and chargebacks	828	—	9,054	(10)	5,575	4,307
Deducted from asset accounts:
Allowance for prompt payment discounts	81	—	1,887		1,666	302
Inventory allowance	201	599	—		123	677

(1)	All activity is netted against gross product sales unless otherwise stated.

(2)	Includes a provision of $8,865 relating to sales made in prior periods.

(3)	Includes a deferred provision of $493 relating to sales made during 2010 for which revenue has been deferred.

(4)	Includes a deferred provision of $16,731 relating to sales made during 2010 for which revenue has been deferred.

(5)	Includes a deferred provision of $1,763 relating to sales made during 2010 for which revenue has been deferred.

(6)	Includes a provision of $2,333 relating to sales made in prior periods and $2,455 which was recorded in connection with the acquisition of FACTIVE product rights.

(7)	Represents an allowance of $234 recorded in connection with the Company’s acquisition of FACTIVE product rights and related inventory.

(8)	Includes a provision of $1,401 relating to sales made in prior periods and a provision of $353 that was acquired in the Merger.

(9)	Includes a provision of $51 that was acquired in the Merger.

(10)	Includes a provision of $133 that was acquired in the Merger.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2010, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who was appointed February 1, 2011, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (the COSO criteria). Based on its assessment, our management determined that, as of December 31, 2010, our internal control over financial reporting was effective.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information regarding our directors may be found under the captions “Proposal One — Election of Directors” and “Corporate Governance — Board Committees” in the Proxy Statement for our 2011 Annual Meeting of Stockholders. Information regarding our executive officers may be found under the caption “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K. Such information is incorporated herein by reference.

Compliance With Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act by our directors, officers and beneficial owners of more than 10% of our common stock may be found under the caption “Stock Ownership Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

Director Nominees

Information regarding procedures for recommending nominees to the board of directors may be found under the caption “Corporate Governance — Director Nomination Process” in the Proxy Statement for our 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee, including our “audit committee financial expert,” may be found under the captions “Corporate Governance — Board Committees — Audit Committee” and “Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Audit Committee Report” in the Proxy Statement for our 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item may be found under the caption “Information About Executive and Director Compensation” in the Proxy Statement for our 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found under the captions “Stock Ownership Information” and “Information About Executive and Director Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement for our 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item may be found under the captions “Chiesi Transaction” and “Corporate Governance” in the Proxy Statement for our 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item may be found under the captions “Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Independent Registered Public Accounting Firm’s Fees” and “Corporate Governance — Pre-Approval Policy and Procedures” in the Proxy Statement for our 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

For a list of the financial information included herein, see “Index to Consolidated Financial Statements” on page 81 of this annual report on Form 10-K.

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
Craig A. Collard
President and Chief Executive Officer
March 3, 2011

Date: March 3, 2011

We, the undersigned officers and directors of Cornerstone Therapeutics Inc., hereby severally constitute and appoint Craig A. Collard and Vincent T. Morgus, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Cornerstone Therapeutics Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG A. COLLARD Craig A. Collard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2011

/s/ VINCENT T. MORGUS Vincent T. Morgus	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 3, 2011

/s/ IRA DUARTE Ira Duarte	Director of Accounting (Principal Accounting Officer)	March 3, 2011

/s/ ALESSANDRO CHIESI Alessandro Chiesi	Director	March 3, 2011

/s/ CHRISTOPHER CODEANNE Christopher Codeanne	Director	March 3, 2011

/s/ MICHAEL ENRIGHT Michael Enright	Director	March 3, 2011

/s/ ANTON GIORGIO FAILLA Anton Giorgio Failla	Director	March 3, 2011

Signature	Title	Date

/s/ MICHAEL HEFFERNAN Michael Heffernan	Director	March 3, 2011

/s/ ROBERT STEPHAN Robert Stephan	Director	March 3, 2011

/s/ MARCO VECCHIA Marco Vecchia	Director	March 3, 2011

Exhibit Index

Exhibit No		Description

2	.1*	Agreement and Plan of Merger among the Registrant, Neptune Acquisition Corp. and Cornerstone BioPharma Holdings, Inc. dated May 1, 2008 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2008).
2.2		Amendment No. 1, dated August 7, 2008, to Agreement and Plan of Merger among the Registrant, Neptune Acquisition Corp. and Cornerstone BioPharma Holdings, Inc. dated May 1, 2008 (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
2.3		Form of Merger Partner Stockholder Agreement among the Registrant, Cornerstone BioPharma Holdings, Inc. and certain stockholders of Cornerstone BioPharma Holdings, Inc. (included in Exhibit 2.1 hereto).
2.4		Merger Partner Noteholder Agreement among the Registrant, Cornerstone BioPharma Holdings, Inc., Cornerstone BioPharma, Inc. and Carolina Pharmaceuticals Ltd. dated May 1, 2008 (incorporated by reference to Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
2.5		Amendment No. 1, dated August 7, 2008, to Merger Partner Noteholder Agreement among the Registrant, Cornerstone BioPharma Holdings, Inc., Cornerstone BioPharma, Inc. and Carolina Pharmaceuticals Ltd. dated May 1, 2008 (incorporated by reference to Exhibit 2.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
2.6		Form of Public Company Stockholder Agreement among Cornerstone BioPharma Holdings, Inc., the Registrant and certain stockholders of the Registrant (included in Exhibit 2.1 hereto).
3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
3.2		Amendment to the Registrant’s Certificate of Incorporation, effecting a 10-to-1 reverse stock split of the Registrant’s common stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).
3.3		Amendment to the Registrant’s Certificate of Incorporation, changing the name of the corporation from Critical Therapeutics, Inc. to Cornerstone Therapeutics Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).
3.4		Amendment to the Registrant’s Certificate of Incorporation, effecting certain changes pursuant to the Governance Agreement among Chiesi Farmaceutici S.p.A., the Registrant and certain other stockholders of the Registrant dated May 6, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 27, 2009).
3.5		Fourth Amended and Restated Bylaws of the Registrant dated July 28, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 27, 2009).
4.1		Form of the Registrant’s Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).
10	.1+	Co-Promotion and Marketing Services Agreement between the Registrant and Dey, L.P. dated March 13, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10	.2+	Amendment No. 1, dated June 25, 2007, to Co-Promotion and Marketing Services Agreement between the Registrant and Dey, L.P. dated March 13, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10	.3+	Amendment No. 2, dated May 4, 2009, to Co-Promotion and Marketing Services Agreement between the Registrant and Dey, L.P. dated March 13, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10	.4+	License and Supply Agreement between Meiji Seika Kaisha, Ltd. and Cornerstone BioPharma, Inc. dated October 12, 2006 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).

Exhibit No		Description

10.5		Amendment No. 1, dated July 27, 2007, to License and Supply Agreement between Meiji Seika Kaisha, Ltd. and Cornerstone BioPharma, Inc. dated October 12, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).
10.6		Amendment No. 2, dated January 28, 2010 and effective November 16, 2009, to License and Supply Agreement between Meiji Seika Kaisha, Ltd. and Cornerstone BioPharma, Inc. dated October 12, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10	.7+	Letter Agreement between Meiji Seika Kaisha, Ltd. and Cornerstone BioPharma, Inc. dated July 27, 2007 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).
10	.8+	Addendum, dated August 14, 2008, to License and Supply Agreement between Meiji Seika Kaisha, Ltd. and Cornerstone BioPharma, Inc. dated October 12, 2006 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).
10	.9+	Agreement for Manufacturing and Supply of Zileuton between Shasun Pharma Solutions Limited (formerly known as Rhodia Pharma Solutions Ltd.) and the Registrant dated February 8, 2005 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10	.10+	Amendment No. 1, dated May 9, 2007, to Agreement for Manufacturing and Supply of Zileuton, between Shasun Pharma Solutions Limited (formerly known as Rhodia Pharma Solutions Ltd.) and the Registrant dated February 8, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.11+	Manufacturing and Supply Agreement among the Registrant, Jagotec AG and SkyePharma PLC dated August 20, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10	.12+	Letter Amendment, dated June 12, 2009, to Manufacturing and Supply Agreement among the Registrant, Jagotec AG and SkyePharma PLC dated August 20, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 12, 2009).
10	.13+	License Agreement between the Registrant and Abbott Laboratories dated December 18, 2003 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10.14		Amendment No. 1, dated April 13, 2005, to License Agreement between the Registrant and Abbott Laboratories dated December 18, 2003 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.15+	Amendment No. 2, dated January 28, 2010, to License Agreement between the Registrant and Abbott Laboratories dated December 18, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10	.16+	License Agreement between the Registrant and Abbott Laboratories dated March 19, 2004 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10.17		Amendment No. 1, dated September 15, 2004, to License Agreement between the Registrant and Abbott Laboratories dated March 19, 2004 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.18+	Agreement between the Registrant and Jagotec AG dated December 3, 2003 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.19+	Development and Scale-Up Agreement between the Registrant and Jagotec AG dated May 5, 2004 (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.20+	Development, License and Services Agreement between Neos Therapeutics, L.P. and Cornerstone BioPharma, Inc. dated March 19, 2008 (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).
10	.21+	Development and Manufacturing Agreement among Neos Therapeutics, L.P., Coating Place, Inc. and Cornerstone BioPharma, Inc. dated February 27, 2008 (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).

Exhibit No		Description

10	.22+	Amendment No. 1, dated June 16, 2009, to Development and Manufacturing Agreement among Neos Therapeutics, L.P., Coating Place, Inc. and Cornerstone BioPharma, Inc. dated February 27, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2009).
10	.23+	Amended and Restated Products Development Agreement between Neos Therapeutics, L.P. and Cornerstone BioPharma, Inc. dated August 27, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).
10	.24+	Addendum, dated May 31, 2010, to Amended and Restated Products Development Agreement between Neos Therapeutics, L.P. and Cornerstone Therapeutics Inc. dated August 27, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10	.25+	License Agreement between the Registrant and The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) dated July 1, 2001, as amended by the First Amendment Agreement dated May 15, 2003 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.26+	Sponsored Research and License Agreement between the Registrant and The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) dated July 1, 2001, as amended by the First Amendment Agreement dated July 1, 2003 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.27+	Sponsored Research and License Agreement between the Registrant and The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) effective January 1, 2003 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).
10	.28+	Amendment No. 2, dated January 8, 2007, to Sponsored Research and License Agreement between the Registrant and The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) effective January 1, 2003 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.29+	Amendment No. 3, dated June 29, 2007, to Sponsored Research and License Agreement between the Registrant and The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) effective January 1, 2003 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10	.30+	Amendment No. 4, dated August 3, 2010, to Sponsored Research and License Agreement between the Registrant and The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) effective January 1, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10	.31+	Amendment No. 5, dated August 3, 2010, to Sponsored Research and License Agreement between the Registrant and The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) effective January 1, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10	.32+	Amendment No. 6, dated August 3, 2010, to Sponsored Research and License Agreement between the Registrant and The Feinstein Institute for Medical Research (formerly known as The North Shore-Long Island Jewish Research Institute) effective January 1, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10	.33+	Exclusive License and Collaboration Agreement between the Registrant and MedImmune, Inc. dated July 30, 2003 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).

Exhibit No		Description

10.34		Amendment No. 1, dated December 7, 2005, to Exclusive License and Collaboration Agreement between the Registrant and MedImmune, Inc. dated July 30, 2003 (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.35		Termination Agreement between the Registrant and MedImmune LLC effective June 1, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.36		Stock Purchase Agreement between Chiesi Farmaceutici S.p.A. and the Registrant dated May 6, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2009; Exhibits A, B, C, D and E thereto incorporated by reference to Exhibits 10.9-10.14, 10.4, 10.3, 10.5 and 10.6, respectively, to the Registrant’s Current Report on Form 8-K dated May 6, 2009; and Exhibit H thereto incorporated by reference to Exhibit 10.2 to the Registrant’s Amendment No. 1 on Form 8-K/A to Current Report on Form 8-K dated May 6, 2009).
10	.37+	License and Distribution Agreement between Chiesi Farmaceutici S.p.A. and the Registrant dated May 6, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Amendment No. 1 on Form 8-K/A to Current Report on Form 8-K dated May 6, 2009).
10.38		Governance Agreement among the Registrant, Chiesi Farmaceutici S.p.A. and, solely with respect to the sections identified therein, Cornerstone BioPharma Holdings, Ltd., Carolina Pharmaceuticals Ltd. and Lutz Family Limited Partnership dated May 6, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).
10.39		Stockholders Agreement among the Registrant, Chiesi Farmaceutici S.p.A., Craig A. Collard, Steven M. Lutz, Cornerstone BioPharma Holdings, Ltd., Carolina Pharmaceuticals Ltd. and Lutz Family Limited Partnership dated May 6, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).
10.40		Amendment, dated June 26, 2009, to Stockholders Agreement among the Registrant, Chiesi Farmaceutici S.p.A., Craig A. Collard, Steven M. Lutz, Cornerstone BioPharma Holdings, Ltd., Carolina Pharmaceuticals Ltd. and Lutz Family Limited Partnership dated May 6, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 26, 2009).
10.41		Registration Rights Agreement between the Registrant and Chiesi Farmaceutici S.p.A. dated May 6, 2009 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).
10.42		Registration Rights Agreement among the Registrant, Craig A. Collard, Steven M. Lutz, Cornerstone BioPharma Holdings, Ltd., Carolina Pharmaceuticals Ltd. and Lutz Family Limited Partnership dated May 6, 2009 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).
10.43		Voting Agreement between the Registrant and Chiesi Farmaceutici S.p.A. dated May 6, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).
10.44		Voting Agreement among Chiesi Farmaceutici S.p.A., Craig A. Collard, Steven M. Lutz, Cornerstone BioPharma Holdings, Ltd., Carolina Pharmaceuticals Ltd., Lutz Family Limited Partnership, Brian Dickson, Joshua B. Franklin, David Price, Alan Roberts and, solely with respect to Section 2(b) thereof, the Registrant dated May 6, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).
10.45		Stock Purchase Agreement among the Registrant, Chiesi Farmaceutici S.p.A., Craig A. Collard, Steven M. Lutz, Cornerstone BioPharma Holdings, Ltd. and Lutz Family Limited Partnership dated December 16, 2010.
10.46		Asset Purchase Agreement between Oscient Pharmaceuticals Corporation and Cornerstone BioPharma, Inc. dated July 13, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 13, 2009).

Exhibit No		Description

10	.47+	License and Option Agreement between LG Life Sciences, Ltd. and Cornerstone BioPharma, Inc. (as assignee of Oscient Pharmaceuticals Corporation) dated October 22, 2002, as amended by Amendment No. 1 dated November 21, 2002, Amendment No. 2 dated December 6, 2002, Amendment No. 3 dated October 16, 2003, Amendment No. 4 dated March 31, 2005, Amendment No. 5 dated February 3, 2006, Amendment No. 6 dated February 3, 2006 and Amendment No. 7 dated December 27, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.48		Warrant Agreement between the Registrant and Mellon Investor Services LLC dated October 31, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).
10.49		Form of Warrant (included as Exhibit A to Exhibit 10.48 hereto).
10.50		Lease Agreement between Crescent Lakeside, LLC and the Registrant (as assignee of Cornerstone BioPharma Holdings, Inc.) dated May 1, 2008 (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).
10.51		Lease Modification Agreement No. 1, dated October 31, 2008, to Lease Agreement between Crescent Lakeside, LLC and the Registrant (as assignee of Cornerstone BioPharma Holdings, Inc.) dated May 1, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.52		Lease Modification Agreement No. 2, dated October 2, 2009, to Lease Agreement between Crescent Lakeside, LLC and the Registrant (as assignee of Cornerstone BioPharma Holdings, Inc.) dated May 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10	.53#	2004 Stock Incentive Plan of the Registrant (as Amended and Restated May 20, 2010) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2010).
10	.54#	Form of Incentive Stock Option Agreement granted under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.55#	Form of Nonstatutory Stock Option Agreement granted under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.56#	Form of Nonstatutory Stock Option Agreement for a Non-Employee Director granted under the 2004 Stock Incentive Plan (for awards granted before May 20, 2010) (incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.57#	Form of Nonstatutory Stock Option Agreement for a Non-Employee Director granted under the 2004 Stock Incentive Plan (for awards granted on or after May 20, 2010) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10	.58#	Form of Restricted Stock Agreement granted under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).
10	.59#	Cornerstone BioPharma Holdings, Inc. 2005 Stock Incentive Plan (as Amended and Restated effective October 31, 2008) (incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).
10	.60#	Form of Nonstatutory Stock Option Agreement granted under the Cornerstone BioPharma Holdings, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).
10	.61#	Cornerstone BioPharma Holdings, Inc. 2005 Stock Option Plan (as Amended and Restated effective October 31, 2008) (incorporated by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).
10	.62#	Form of Nonstatutory Employee Stock Option Agreement granted under the Cornerstone BioPharma Holdings, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).

Exhibit No		Description

10	.63#	Amended and Restated Non-Employee Director Compensation and Reimbursement Policy of the Registrant effective October 31, 2008 (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.64#	Amended and Restated Executive Employment Agreement between the Registrant and Craig A. Collard dated May 6, 2009 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).
10	.65#	Amended and Restated Executive Employment Agreement between the Registrant and Joshua B. Franklin dated May 6, 2009 (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).
10	.66#	Amended and Restated Executive Employment Agreement between the Registrant and Steven M. Lutz dated May 6, 2009 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).
10	.67#	Executive Employment Agreement between the Registrant and Andrew K. W. Powell dated October 30, 2009 (incorporated by reference to Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).
10	.68#	Amended and Restated Executive Employment Agreement between the Registrant and David Price dated May 6, 2009 (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).
10	.69#	Amendment No. 1, dated June 26, 2009, to Amended and Restated Executive Employment Agreement, between the Registrant and David Price dated May 6, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 26, 2009).
10	.70#	Amended and Restated Restricted Stock Agreement between Cornerstone BioPharma Holdings, Inc. and David Price dated October 31, 2008 (incorporated by reference to Exhibit 10.34 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).
10	.71#	First Amendment, dated June 12, 2009, to Amended and Restated Restricted Stock Agreement between Cornerstone BioPharma Holdings, Inc. and David Price dated October 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 12, 2009).
10	.72#	Second Amendment, dated July 27, 2009, to Amended and Restated Restricted Stock Agreement between Cornerstone BioPharma Holdings, Inc. and David Price dated October 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10	.73#	Executive Employment Agreement between the Registrant and Alan Roberts dated May 6, 2009 (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).
10	.74#	Executive Employment Agreement between the Registrant and Vincent T. Morgus dated February 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2011).
10	.75#	Form of Indemnification Agreement, entered into between Cornerstone BioPharma Holdings, Inc. and each of Craig A. Collard and certain other directors of Cornerstone BioPharma Holdings, Inc. on April 12, 2005 (incorporated by reference to Exhibit 10.36 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).
21.1		Subsidiaries of the Registrant.
23.1		Consent of Grant Thornton LLP.
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No	Description

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pursuant to Regulation S-K, Item 601(b)(2), certain schedules to the Agreement and Plan of Merger have not been filed herewith. The Registrant agrees to furnish supplementally a copy of any such schedule to the Securities and Exchange Commission upon request; provided, however, that the Registrant may request confidential treatment of omitted items.

#	Management contract or compensatory plan or arrangement.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment, which portions have been separately filed with the Securities and Exchange Commission.