Form 10-Q
period 2011-03-31
CORNERSTONE THERAPEUTICS INC
filed 2011-05-12
CIK 1145404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 10, 2011, the registrant had 25,950,804 shares of Common Stock, $0.001 par value per share, outstanding.

CORNERSTONE THERAPEUTICS INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Cautionary Statement Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of historical fact, including statements regarding the progress and timing of our product development programs and related trials; our future opportunities; our strategy, future operations, anticipated financial position, future revenues and projected costs; our management’s prospects, plans and objectives; and any other statements about management’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates”; our ability to develop and maintain the necessary sales, marketing, supply chain, distribution and manufacturing capabilities to commercialize our products; our ability to replace the revenues from our marketed unapproved products, which we ceased manufacturing and distributing at the end of 2010, and from our propoxyphene products, which we voluntarily withdrew from the U.S. market in November 2010 at the request of the U.S. Food and Drug Administration, or FDA; patient, physician and third-party payor acceptance of our products as safe and effective therapeutic products; our heavy dependence on the commercial success of a relatively small number of currently marketed products; our ability to maintain regulatory approvals to market and sell our products with FDA-approved marketing applications; our ability to obtain FDA approval to market and sell our products under development; our ability to enter into additional strategic licensing, product acquisition, collaboration or co-promotion transactions on favorable terms, if at all; our ability to maintain compliance with NASDAQ listing requirements; adverse side effects experienced by patients taking our products; difficulties relating to clinical trials, including difficulties or delays in the completion of patient enrollment, data collection or data analysis; the results of preclinical studies and clinical trials with respect to our product candidates and whether such results will be indicative of results obtained in later clinical trials; our ability to develop and commercialize our product candidates before our competitors develop and commercialize competing products; our ability to satisfy FDA and other regulatory requirements; and our ability to obtain, maintain and enforce patent and other intellectual property protection for our products and product candidates. These and other risks are described in greater detail in “Part I—Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission, or SEC, on March 3, 2011. Any material changes to the risk factors disclosed in the annual report are discussed below in “Part II—Item 1A. Risk Factors.” If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements in this quarterly report on Form 10-Q represent our views only as of the date of this quarterly report on Form 10-Q and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any acquisitions, mergers, dispositions, business development transactions, joint ventures or investments we may enter into or make.

ITEM 1. FINANCIAL STATEMENTS
CORNERSTONE THERAPEUTICS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$86,078	$50,945
Accounts receivable, net	40,170	76,476
Inventories, net	13,301	15,174
Prepaid and other current assets	4,727	5,111
Income tax receivable	—	197
Deferred income tax asset	6,003	6,599

Total current assets	150,279	154,502

Property and equipment, net	1,425	1,486
Product rights, net	108,733	112,328
Goodwill	13,231	13,231
Amounts due from related parties	38	38
Long-term accounts receivable and other assets	2,338	8,553

Total assets	$276,044	$290,138

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,376	$7,671
Accrued expenses	42,979	46,599
Current portion of license agreement liability	1,408	1,368
Current portion of capital lease	85	83
Current portion of deferred revenue	42,034	37,616
Income taxes payable	224	—

Total current liabilities	95,106	93,337

Capital lease, less current portion	124	146
Deferred revenue, less current portion	1,950	19,578
Deferred income tax liability	4,334	4,679

Total liabilities	101,514	117,740

Commitments and contingencies, Note 6
Stockholders’ equity
Preferred stock — $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.001 par value, 90,000,000 shares authorized; 25,483,224 and 25,472,963 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	25	25
Additional paid-in capital	160,496	160,106
Retained earnings	14,009	12,267

Total stockholders’ equity	174,530	172,398

Total liabilities and stockholders’ equity	$276,044	$290,138

The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
Net revenues	$29,997	$36,406
Costs and expenses:
Cost of product sales (exclusive of amortization of product rights)	7,537	6,819
Selling, general and administrative	13,269	12,425
Royalties	2,497	4,598
Research and development	559	906
Amortization of product rights	3,595	3,595

Total costs and expenses	27,457	28,343

Income from operations	2,540	8,063

Other expenses:
Interest expense, net	(41)	(1)

Total other expenses	(41)	(1)

Income before income taxes	2,499	8,062
Provision for income taxes	(757)	(3,049)

Net income	$1,742	$5,013

Net income per share, basic	$0.07	$0.20

Net income per share, diluted	$0.07	$0.19

Weighted-average common shares, basic	25,479,891	25,349,677

Weighted-average common shares, diluted	26,088,851	25,951,952

The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE THERAPEUTICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$1,742	$5,013
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	3,713	3,678
Provision for prompt payment discounts	1,067	1,144
Recovery of inventory allowances	(268)	(457)
Stock-based compensation	379	280
Benefit from (provision for) deferred income taxes	251	(738)
Changes in operating assets and liabilities:
Accounts receivable	35,239	(4,450)
Inventories	2,141	(2,803)
Prepaid expenses, long-term accounts receivable and other assets	6,599	1,746
Accounts payable	705	960
Accrued expenses	(3,580)	2,251
Income taxes payable/receivable	421	1,294
Deferred revenue	(13,210)	—

Net cash provided by operating activities	35,199	7,918

Cash flows from investing activities
Purchase of property and equipment	(57)	(136)

Net cash used in investing activities	(57)	(136)

Cash flows from financing activities
Proceeds from exercise of common stock options and warrants	9	483
Excess tax benefit from stock-based compensation	2	421
Principal payments on capital lease obligation	(20)	(3)

Net cash (used in) provided by financing activities	(9)	901

Net increase in cash and cash equivalents	35,133	8,683
Cash and cash equivalents as of beginning of period	50,945	18,853

Cash and cash equivalents as of end of period	$86,078	$27,536

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
Interim Financial Statements
     The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements. The consolidated balance sheet at December 31, 2010 has been derived from the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2010, and these financial statements should be read in connection with those financial statements.
     Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
     Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results for the full year.
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

     The Company relies on certain materials used in its development and manufacturing processes, most of which are procured from a single source. The Company purchases its pharmaceutical ingredients pursuant to long-term supply agreements with a limited number of suppliers. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development or commercialization process and thereby adversely affect the Company’s operating results. In addition, a disruption in the commercial supply of or a significant increase in the cost of the active pharmaceutical ingredient (“API”) from any of these sources could have a material adverse effect on the Company’s business, financial position and results of operations. During the three months ended March 31, 2011, one supplier individually accounted for 77% of the Company’s total inventory purchases. Amounts due to this supplier represented approximately 18% of total accounts payable as of March 31, 2011.
     The Company sells its products primarily to large national wholesalers, which in turn resell the products to smaller or regional wholesalers, hospitals, retail pharmacies, chain drug stores, government agencies and other third parties. The following table lists the Company’s customers that individually comprised greater than 10% of total gross product sales for the three months ended March 31, 2011 and 2010 or 10% of total accounts receivable as of March 31, 2011 and December 31, 2010:

	Three Months Ended March 31,		March 31,	December 31,
	2011	2010	2011	2010
	Gross Product	Gross Product	Accounts	Accounts
	Sales	Sales	Receivable	Receivable

Cardinal Health, Inc.	39%	45%	43%	50%
McKesson Corporation	35	30	49	30
AmerisourceBergen Drug Corporation	21	18	7	15

Total	95%	93%	99%	95%

Cash and Cash Equivalents
     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash deposits with federally insured banks. As of March 31, 2011, all cash deposits were federally insured.
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
     The Company performs ongoing credit evaluations and does not require collateral. As appropriate, the Company establishes provisions for potential credit losses. In the opinion of management, no allowance for doubtful accounts was necessary as of March 31, 2011 or December 31, 2010. The Company writes off accounts receivable when management determines they are uncollectible and credits payments subsequently received on such receivables to bad debt expense in the period received. There were no write offs during the three months ended March 31, 2011 or 2010.
     The following table represents accounts receivable, net as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Accounts receivable	$41,291	$78,491
Less allowance for prompt payment discounts	(1,121)	(2,015)

Accounts receivable, net	$40,170	$76,476

     In December 2010, the Company sold its remaining inventories of its marketed unapproved products, which include ALLERX® and HYOMAX®, primarily to national wholesalers. In connection with certain of these sales, the Company offered various extended payment terms, some of which extend through June 2012. The Company has classified accounts receivable of $582,000 and $7.9 million relating to such sales as long-term accounts receivable and other assets in the accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively.
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
     The following table represents inventories, net as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$5,025	$5,542
Work in process	1,105	1,575
Finished goods:
Pharmaceutical products — trade	7,460	8,635
Pharmaceutical products — samples	1,084	1,267

Total	14,674	17,019

Inventory allowances	(1,373)	(1,845)

Inventories, net	$13,301	$15,174

Revenue Recognition
     The Company’s consolidated net revenues represent the Company’s net product sales and license and royalty agreement revenues. The following table sets forth the categories of the Company’s net revenues (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Gross product sales	$51,195	$54,968
Sales allowances	(21,220)	(18,576)

Net product sales	29,975	36,392
License and royalty agreement revenues	22	14

Net revenues	$29,997	$36,406

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
     As of March 31, 2011 and December 31, 2010, the Company had $44.0 million and $57.2 million, respectively, of deferred revenue related to sales made in 2010 for which future returns could not be reasonably estimated at the time of sale. The deferred revenue is recognized when the product is sold through to the end user based upon prescriptions filled. To estimate product sold through to end users, the Company relies on third-party information, including prescription data and information obtained from significant distributors with respect to their inventory levels and sell-through to customers. Deferred revenue is recorded net of estimated allowances for rebates, price adjustments, chargebacks, and prompt payment and other discounts. Changes in estimated allowances are recorded when information that gives rise to the changes becomes known. Estimated allowances were recorded as of December 31, 2010 and remain classified as accrued expenses in the accompanying consolidated balance sheet as of March 31, 2011. The cost of product sales as of March 31, 2011 of $1.0 million related to the deferred revenue has been deferred and classified in the accompanying consolidated balance sheet as prepaid and other current assets. The cost of product sales as of December 31, 2010 of $1.3 million related to the deferred revenue has been deferred and classified in the accompanying consolidated balance sheet as prepaid and other current assets and long-term accounts receivable and other assets in the amounts of $1.1 million and $250,000, respectively.
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
     There were no license agreement revenues for the three months ended March 31, 2011 or 2010.
     Royalty agreement revenues are earned under license agreements which provide for the payment of royalties based on sales of certain licensed products. These revenues are recognized based on product sales that occurred in the relevant period. Royalty agreement revenues were $22,000 and $14,000 for the three months ended March 31, 2011 and 2010, respectively.
NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill
     The Company’s goodwill balance as of March 31, 2011 and December 31, 2010 was $13.2 million and relates to the October 31, 2008 merger whereby the Company, which was then known as Critical Therapeutics, Inc. (“Critical Therapeutics”), merged (through a transitory subsidiary) with Cornerstone BioPharma Holdings, Inc., which was deemed to be the acquiring company for accounting purposes (the “Merger”). No amount of the goodwill balance at March 31, 2011 will be deductible for income tax purposes.
Product Rights
     The following tables represent product rights, net as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
				Weighted -
	Gross			Average
	Carrying	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period (yrs.)
CUROSURF	$107,606	$17,038	$90,568	10.0
FACTIVE®	7,613	2,454	5,159	4.8
SPECTRACEF®	4,505	2,122	2,383	10.0
ZYFLO®	11,500	3,878	7,622	7.1
Products under development	3,000	—	3,000	n/a
Other	75	74	1	4.3

Total	$134,299	$25,566	$108,733	9.5

	December 31, 2010
				Weighted -
	Gross			Average
	Carrying	Accumulated	Net	Amortization
	Amount	Amortization	Amount	Period (yrs.)
CUROSURF	$107,606	$14,347	$93,259	10.0
FACTIVE	7,613	2,061	5,552	4.8
SPECTRACEF	4,505	2,017	2,488	10.0
ZYFLO	11,500	3,477	8,023	7.1
Products under development	3,000	—	3,000	n/a
Other	75	69	6	4.3

Total	$134,299	$21,971	$112,328	9.5

     The Company amortizes the product rights related to its currently marketed products over their estimated useful lives, which range from four to ten years. As of March 31, 2011, the Company had $3.0 million of product rights related to products it expects to launch in the future. The Company expects to begin amortization upon the commercial launch of the first product using these rights, which is expected to be shortly after regulatory approval of such first product. The rights will be amortized over the estimated useful lives of the new products.
NOTE 4: ACCRUED EXPENSES
     The components of accrued expenses are as follows (in thousands):

	March 31,	December 31,
	2011	2010
Accrued product returns	$14,955	$15,025
Accrued rebates	3,190	3,034
Accrued price adjustments and chargebacks	18,260	21,520
Accrued compensation and benefits	2,189	2,760
Accrued royalties	3,387	3,303
Accrued expenses, other	998	957

Total accrued expenses	$42,979	$46,599

     In December 2010, the Company sold its remaining inventories of its marketed unapproved products, which included ALLERX and HYOMAX, primarily to national wholesalers. As of March 31, 2011 and December 31, 2010, the Company had $44.0 million and $57.2 million, respectively, of deferred revenue related to sales for which future returns could not be reasonably estimated at the time of sale. Deferred revenue was recorded net of estimated allowances for rebates, price adjustments, chargebacks, and prompt payment and other discounts. Estimated allowances were recorded as of December 31, 2010 and remain classified as accrued expenses as of March 31, 2011.
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
     There were 495,547 and 3,331 stock options granted and exercised, respectively, during the three months ended March 31, 2011.
     The following table shows the assumptions used to value stock options on the date of grant, as follows:

Three Months Ended
March 31,
2011
Estimated dividend yield	0.0%
Expected stock price volatility	80%
Risk-free interest rate	2.02-2.16%
Expected life of option (in years)	5.00
Weighted-average grant date fair value per share of options granted	$3.46
     The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend rate was assumed to be 0%. The expected stock price volatility was based on Critical Therapeutics’ (now the Company’s) historical volatility from December 31, 2005 through the month of grant. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The expected life was estimated based on historical exercise patterns for previous grants, taking into account employee exercise strategy and cancellation behavior.
     As of March 31, 2011, the aggregate intrinsic value of options outstanding and exercisable was $6.6 million and $5.4 million, respectively.
     As of March 31, 2011, there was $3.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.99 years.
Restricted Stock
     During the three months ended March 31, 2011, 55,000 shares of restricted stock were issued and 6,930 shares vested. As of March 31, 2011, there were 220,570 restricted common shares outstanding and $1.1 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.72 years.
Stock-Based Compensation Expense
     Total stock-based compensation expense recognized based on the total grant date fair value of shares vested was approximately $379,000 and $280,000 for the three months ended March 31, 2011 and 2010.
NOTE 6: COMMITMENTS AND CONTINGENCIES
Lease Obligations
     The Company leases its facilities, certain equipment and automobiles under non-cancelable operating leases expiring at various dates through 2016. The Company recognizes lease expense on a straight-line basis over the term of the lease, excluding renewal periods, unless renewal of the lease is reasonably assured. Lease expense was approximately $314,000 and $336,000 for the three months ended March 31, 2011 and 2010, respectively.
Supply Agreements
     The Company has entered into various supply agreements with certain vendors and pharmaceutical manufacturers. Financial commitments related to these agreements totaled approximately $12.8 million as of March 31, 2011, which includes any minimum amounts payable and penalties for failure to satisfy purchase commitments that the Company has determined to be probable and that are reasonably estimable. Since many of these commitment amounts are dependent on variable components of the agreements, actual payments and the timing of those payments may differ from management’s estimates. As of March 31, 2011, the Company had outstanding purchase orders related to inventory, excluding commitments under supply agreements, totaling approximately $11.2 million.

Royalty Agreements
     The Company has contractual obligations to pay royalties to the former owners or licensors of certain product rights that have been acquired by or licensed to the Company. These royalties are typically based on a percentage of net sales of the particular licensed product. For the three months ended March 31, 2011 and 2010, total royalty expenses were $2.5 million and $4.6 million, respectively. Certain of these royalty agreements also require minimum annual payments, which have been included in royalty expense on the consolidated statements of income. Pursuant to these agreements, the Company is obligated to pay future minimum royalties of $1.1 million.
Collaboration Agreements
     The Company is committed to make potential future milestone payments to third parties as part of licensing, distribution and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. The Company may be required to make $54.6 million in additional payments to various parties if all milestones under the agreements are met. Because the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on the accompanying consolidated balance sheets. The Company is also obligated to pay royalties on net sales or gross profit, if any, of certain product candidates currently in its portfolio following their commercialization.
     As of March 31, 2011, the Company had outstanding financial commitments related to ongoing research and development contracts totaling approximately $2.7 million.
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
     As of March 31, 2011, the Company had outstanding financial commitments related to various marketing and analytical service agreements totaling approximately $8.3 million.
Severance
     Selected executive employees of the Company have employment agreements which provide for severance payments of up to two times base salary, bonuses and benefits upon termination, depending on the reasons for the termination. The executive would also be required to execute a release and settlement agreement. As of March 31, 2011, the Company had no amounts recorded as accrued severance.
NOTE 7: INCOME TAXES
     The Company computes an estimated annual effective tax rate for interim financial reporting purposes. The estimated annual effective tax rate is used to compute the tax expense or benefit related to ordinary income or loss. Tax expense or benefit related to all other items is individually computed and recognized when the items occur. The

Company’s effective tax rate for the three month periods ended March 31, 2011 and 2010 was 30.3% and 37.8%, respectively.
     The estimated annual effective tax rate for the year ending December 31, 2011 includes a benefit of approximately 33% related to a reduction in the valuation allowance offsetting deferred tax assets. As of the date of the Merger, Critical Therapeutics had approximately $64.0 million in deferred tax assets, primarily relating to net operating loss carryforwards (“NOLs”) and tax credits. The Company determined that utilization of these deferred tax assets was limited due to the requirements of Section 382 of the Internal Revenue Code. Therefore, the deferred tax assets resulting from these NOLs and tax credits were offset by a full valuation allowance. The reversal of the valuation allowance that relates to the Company’s use of these deferred tax assets in 2011 is projected to be $663,000 and will be recorded as a reduction to tax expense. The Company has not established any other valuation allowances.
     There were no changes in unrecognized tax positions for the three months ended March 31, 2011. As of March 31, 2011, the Company had no unrecognized tax benefits, including those that would affect the effective tax rate. The Company does not reasonably expect any change to the amount of unrecognized tax benefits within the next 12 months.
     The Company recognizes any annual interest and penalties related to uncertain tax positions as operating expenses in its statements of income. For the three months ended March 31, 2011, the Company recognized no interest or penalties related to uncertain tax positions in the statements of income.
     The 2007 through 2010 tax years of the Company are open to examination by federal tax and state tax authorities. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years is under examination.
NOTE 8: RELATED PARTY TRANSACTIONS
     Chiesi Farmaceutici S.p.A. (“Chiesi”), the Company’s majority stockholder, manufactures all of the Company’s requirements for CUROSURF pursuant to a license and distribution agreement that became effective on July 28, 2009. The Company began promoting and selling CUROSURF in September 2009. Inventory purchases from Chiesi aggregated $3.5 million for the three months ended March 31, 2011. As of March 31, 2011, the Company had accounts payable of $1.5 million due to Chiesi.
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
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income	$1,742	$5,013
Denominator:
Weighted-average common shares, basic	25,479,891	25,349,677
Dilutive effect of stock options, warrants and restricted stock	608,960	602,275

Weighted-average common shares, diluted	26,088,851	25,951,952

Net income per share, basic	$0.07	$0.20

Net income per share, diluted	$0.07	$0.19

Anti-dilutive weighted-average shares	1,556,578	1,393,338

NOTE 10: SUBSEQUENT EVENTS
     The Company has evaluated all events or transactions that occurred after March 31, 2011. The Company did not have any material subsequent events that require adjustment or disclosure in these financial statements.
NOTE 11: RECENT ACCOUNTING PRONOUNCEMENTS
     There were no recent accounting pronouncements that have not yet been adopted by the Company that are expected to have a material impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impact our performance and a summary of our operating results. You should read the following discussion and analysis of financial condition and results of operations together with our unaudited consolidated financial statements and the related notes included in “Part I—Item 1. Financial Statements” of this quarterly report on Form 10-Q and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the year ended December 31, 2010. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Part I —Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2010 and any material changes to those risk factors discussed below in “Part II—Item 1A. Risk Factors”.
Executive Overview
Strategy
     We are a specialty pharmaceutical company focused on acquiring, developing and commercializing products for the respiratory and related markets.
     Our strategy is to:
•	Leverage commercial capabilities by promoting respiratory and related products to high prescribing physicians through our respiratory sales force and to hospital-based healthcare professionals through our hospital sales force;
•	Acquire rights to existing patent- or trade secret-protected, branded products, which can be promoted through the same channels to generate on-going high-value earnings streams;
•	Advance our development projects and further build a robust pipeline; and
•	Generate revenues by marketing approved generic products through our wholly owned subsidiary, Aristos Pharmaceuticals, Inc.
     We believe that if we implement this strategy successfully, we can deliver consistent long-term earnings growth.
First Quarter 2011 Highlights
     The following summarizes certain key financial results for the three months ended March 31, 2011:
•	Overall, cash and cash equivalents increased $35.1 million or 69% to $86.1 million as of March 31, 2011 compared to $50.9 million as of December 31, 2010;
•	Our strategic products’ net revenues increased $3.5 million, or 20%, to $21.0 million for the three months ended March 31, 2011 from $17.5 million for the three months ended March 31, 2010.
•	Curosurf® posted a 4.2% increase in market share for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
•	Net product sales from our marketed unapproved and other discontinued products were $9.0 million for the three months ended March 31, 2011 compared to $18.9 million for the three months ended March 31, 2010, a decrease of 53%. Total net revenues decreased $6.4 million, or 18%, to $30.0 million for the three months ended March 31, 2011 from $36.4 million for the three months ended March 31, 2010.

•	Income from operations decreased $5.5 million, or 68%, to $2.5 million for the three months ended March 31, 2011 from $8.1 million for the three months ended March 31, 2010 when calculated in accordance with accounting principles generally accepted in the United States, or GAAP basis, and decreased $5.4 million, or 45%, to $6.5 million for the three months ended March 31, 2011 from $11.9 million for the three months ended March 31, 2010 on a non-GAAP basis; and
•	Net income decreased $3.3 million, or 65%, to $1.7 million for the three months ended March 31, 2011 from $5.0 million for the three months ended March 31, 2010 on a GAAP basis, and decreased $2.9 million, or 39%, to $4.5 million for the three months ended March 31, 2011 from $7.4 million for the three months ended March 31, 2010 on a non-GAAP basis.
     Sales of some of our products fluctuate with the seasonality of the respiratory season, which primarily results in higher revenues in our first and fourth fiscal quarters. We do not believe that our product sales for the three months ended March 31, 2011 are indicative of the results we expect for the remaining nine months of 2011. However, we will continue to focus on growing sales of all of our strategic products, even during the periods when demand for certain of those products is customarily lower.
Opportunities and Trends
     We generate revenue by promoting our products to targeted physicians whose practices focus on the treatment of respiratory disorders. Primarily, these physicians are specialists. However, we continually identify and target highest decile physicians who are treating patients with respiratory ailments.
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
     As of March 31, 2011, our working capital was $55.2 million which represents a $6.0 million decrease from our December 31, 2010 working capital of $61.2 million. The primary drivers of our working capital change were decreases in accounts receivable, net of $36.3 million, inventory, net of $1.9 million and an increase in current liabilities of $1.8 million, partially offset by a $35.1 million increase in available cash to $86.1 million.
     Also, our relationship with Chiesi Farmaceutici S.p.A., or Chiesi, as a commercial partner continues to strengthen. In what we view as a challenging economic environment, we believe that our available cash and the Chiesi relationship, uniquely position us among our peers to capitalize on potential growth opportunities.
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
     During 2010, we continued our intentional, strategic shift away from marketed unapproved products in order to focus on the branded approved products and, as of December 31, 2010, we ceased manufacturing and distributing all of our marketed unapproved products. Although we will continue to recognize revenue from marketed unapproved products based on prescriptions filled, we expect that net sales from these products will gradually decline. We plan to replace these revenues, as well as revenues from other products we withdrew from the market in 2010, with increased revenues from our branded approved products, particularly CUROSURF and ZYFLO CR®, and with revenues from our cough/cold product candidate, CRTX 067, for which we are targeting FDA approval during 2011, and from any other approved products which we can acquire and commercialize.

Results of Operations
Comparison of the Three Months Ended March 31, 2011 and 2010
     The following table sets forth certain consolidated statement of income data and certain non-GAAP financial information for the periods indicated (in thousands, except percentages and per share data):

	Three Months Ended
	March 31,		Change
	2011	2010	$	%
Net product sales
CUROSURF	$7,508	$7,097	$411	6%
ZYFLO product family	7,412	6,274	1,138	18
FACTIVE®	2,800	2,107	693	33
SPECTRACEF® product family	3,277	1,977	1,300	66
ALLERX® Dose Pack products	11,581	12,369	(788)	(6)
HYOMAX® product family	788	3,899	(3,111)	(80)
Other products	(3,391)	2,669	(6,060)	(227)

Total net product sales	29,975	36,392	(6,417)	(18)
License and royalty agreement revenues	22	14	8	57

Net revenues	29,997	36,406	(6,409)	(18)
Cost of product sales (exclusive of amortization of product rights)	7,537	6,819	718	11
Selling, general and administrative	13,269	12,425	844	7
Royalties	2,497	4,598	(2,101)	(46)
Research and development	559	906	(347)	(38)
Amortization of product rights	3,595	3,595	0	0

Income from operations	2,540	8,063	(5,523)	(68)
Total other expenses, net	(41)	(1)	(40)	NM

Income before income taxes	2,499	8,062	(5,563)	(69)
Provision for income taxes	(757)	(3,049)	2,292	(75)

Net income	$1,742	$5,013	$(3,271)	(65)%

Net income per share, diluted	$0.07	$0.19	$(0.12)	(63)%

Non-GAAP income from operations (1)	$6,514	$11,938	$(5,424)	(45)%

Non-GAAP net income (1)	$4,512	$7,423	$(2,911)	(39)%

Non-GAAP net income per share, diluted (1)	$0.17	$0.29	$(0.12)	(41)%

(1)	A reconciliation of our non-GAAP financial measures to the comparable GAAP measures is included below.
NM Not meaningful.
Net Revenues
     Net Product Sales.
     CUROSURF net product sales increased $411,000, or 6%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to the accelerated rate of hospital conversions to CUROSURF in the second half of 2010.
     ZYFLO CR and ZYFLO net product sales increased $1.1 million, or 18%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to the positive impact of sales and marketing efforts during the course of 2010 and the implementation of patient support initiatives.

     FACTIVE net product sales increased $693,000, or 33%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to additional promotional efforts for our anti-infective products.
     SPECTRACEF product family net product sales increased $1.3 million, or 66%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to additional promotional efforts for our anti-infective products.
     ALLERX Dose Pack net product sales decreased $788,000, or 6%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. During the three months ended March 31, 2011, revenue was recognized as prescriptions were filled instead of our historic practice of recognizing revenue at the time of sale. This change was due to our inability to estimate product returns as a result of changes in market dynamics, large amounts of channel inventory and extended payment terms offered on certain sales. Because we began the quarter with inventory in the distribution channel for which revenue had already been recognized, which was then used to fill prescriptions during the quarter, we did not recognize additional revenue until this inventory had been depleted. This resulted in lower net product sales in the three months ended March 31, 2011 compared to the same period in 2010. At March 31, 2011, approximately $42.4 million of revenue from sales of ALLERX products remained deferred due to our inability to estimate returns.
     HYOMAX net product sales decreased $3.1 million, or 80%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. During the three months ended March 31, 2011, revenue was recognized as prescriptions were filled instead of our historic practice of recognizing revenue at the time of sale. This change was due to our inability to estimate product returns as a result of changes in market dynamics, large amounts of channel inventory and extended payment terms offered on certain sales. Because we began the quarter with inventory in the distribution channel for which revenue had already been recognized, which was then used to fill prescriptions during the quarter, we did not recognize additional revenue until this inventory had been depleted. This resulted in lower net product sales in the three months ended March 31, 2011 compared to the same period in 2010. At March 31, 2011, approximately $1.6 million of revenue from sales of HYOMAX products remained deferred due to our inability to estimate returns.
     Net product sales from other products decreased $6.1 million, or 227%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to the November 2010 withdrawal from the market of our propoxyphene/acetaminophen products, which included BALACET® 325; APAP 325; our generic formulation of BALACET 325; and APAP 500. We voluntarily withdrew these products in response to the FDA’s actions requiring the withdrawal of the branded versions of propoxyphene, specifically Darvon®, Darvon-N® and Darvocet-N®. Net product sales for these products during the three months ended March 31, 2010 were $2.7 million, whereas we had no product sales from these products during the three months ended March 31, 2011. During the three months ended March 31, 2011, we also recorded returns in excess of our original estimates related to these products resulting in an additional $3.4 million decrease in net product sales.
Costs and Expenses
     Cost of Product Sales. Cost of product sales (exclusive of amortization of product rights of $3.6 million for each of the three months ended March 31, 2011 and 2010) increased $718,000, or 11%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
     Gross margin (exclusive of license and royalty agreement revenues and amortization of product rights) was as follows (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2011	2010	$	%
Net product sales	$29,975	$36,392	$(6,417)	(18)%
Cost of product sales (exclusive of amortization of product rights)	7,537	6,819	718	11

Gross margin	$22,438	$29,573	$(7,135)	(24)%

% of net product sales	75%	81%

     Gross margin as a percentage of net product sales for the three months ended March 31, 2011 decreased six percentage points compared to the three months ended March 31, 2010 primarily due to a shift in product mix. Gross margin was also negatively impacted by an adjustment related to our propoxyphene/acetaminophen products and higher costs related to certain of our promotional efforts for our anti-infective products.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $845,000, or 7%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was primarily due to increases in our marketing and promotional spending relating to FACTIVE and SPECTRACEF; a Risk Evaluation and Mitigation Strategy (REMS) study for FACTIVE; and post-marketing stability expenses.
     Royalty Expenses. Royalty expenses decreased $2.1 million, or 46%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This decrease was primarily due to lower net revenues of the HYOMAX products.
     Research and Development Expenses. Research and development expenses decreased $347,000, or 38%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This decrease is due to the timing of our product development expenses, which remains consistent with our development plan. Our product development expenses for particular product candidates vary significantly from period to period depending on the product development stage and the nature and extent of the activities undertaken to advance the product candidate’s development in a given reporting period.
Provision for Income Taxes
     The provision for income taxes was $757,000 for the three months ended March 31, 2011 compared to $3.0 million for the three months ended March 31, 2010. Our effective tax rates for the three months ended March 31, 2011 and 2010 were 30.3% and 37.8%, respectively. The decrease in the effective tax rate was due primarily to changes resulting from an increase in our net operating loss usage generating a tax benefit recognized in the three months ended March 31, 2011.
Reconciliation of Non-GAAP Financial Measures
     To supplement the consolidated financial statements presented in accordance with GAAP, we use non-GAAP measures of certain components of financial performance. These non-GAAP measures include non-GAAP operating income, non-GAAP net income and non-GAAP net income per diluted share. Our management regularly uses supplemental non-GAAP financial measures to understand, manage and evaluate our business and make operating and compensation decisions. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods.
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
     The non-GAAP financial measures reflect adjustments for stock-based compensation expense and amortization of product rights. We exclude these expenses from our non-GAAP measures because we believe that their exclusion provides an additional means to assess the extent to which our efforts and execution of our strategy are reflected in our operating results. In particular, stock-based compensation expense is excluded primarily because it is a non-cash expense that is determined based on subjective assumptions. Product rights amortization is excluded because it is not reflective of the cash-settled expenses incurred related to product sales. Our management believes that these non-GAAP measures, when shown in conjunction with the corresponding GAAP measures, enhance investors’ and management’s overall understanding of our current financial performance and our prospects for the future.

     The non-GAAP measures are subject to inherent limitations because (1) they do not reflect all of the expenses associated with the results of operations as determined in accordance with GAAP and (2) the exclusion of these expenses involved the exercise of judgment by management. Even though we have excluded stock-based compensation expense and amortization of product rights from the non-GAAP financial measures, stock-based compensation is an integral part of our compensation structure and the acquisition of product rights is an important part of our business strategy.
     The following tables reconcile our non-GAAP measures to the most directly comparable GAAP financial measures (in thousands, except share and per share data):

	For the three months ended
	March 31,
	2011	2010
GAAP income from operations	$2,540	$8,063
Add: stock-based compensation	379	280
Add: amortization of product rights	3,595	3,595

Non-GAAP income from operations	$6,514	$11,938

GAAP net income	$1,742	$5,013
Add: stock-based compensation	379	280
Add: amortization of product rights	3,595	3,595
Less: tax effects related to above items[1]	(1,204)	(1,465)

Non-GAAP net income	$4,512	$7,423

GAAP net income per share, diluted	$0.07	$0.19

Non-GAAP net income per share, diluted	$0.17	$0.29

Shares used in diluted net income per share calculation:

GAAP net income	26,088,851	25,951,952

Non-GAAP net income	26,088,851	25,951,952

[1]	Tax effects for the three months ended March 31, 2011 and 2010 are calculated using effective tax rates of 30.3% and 37.8% respectively.
Liquidity and Capital Resources
Sources of Liquidity
     We require cash to meet our operating expenses and for capital expenditures, acquisitions and in-licenses of rights to products and payments on our license agreement liability. To date, we have funded our operations primarily from product sales, royalty agreement revenues and the investment from Chiesi. As of March 31, 2011, we had $86.1 million in cash and cash equivalents.

Cash Flows
     The following table provides information regarding our cash flows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cash provided by (used in):
Operating activities	$35,199	$7,918
Investing activities	(57)	(136)
Financing activities	(9)	901

Net increase in cash and cash equivalents	$35,133	$8,683

Net Cash Provided By Operating Activities
     Our primary sources of operating cash flows are product sales. Our primary uses of cash in our operations are for funding working capital, selling, general and administrative expenses and royalties.
     Net cash provided by operating activities for the three months ended March 31, 2011 reflected our net income of $1.7 million, adjusted by non-cash expenses totaling $5.1 million and changes in accounts receivable, inventories, deferred revenue, income taxes payable, accrued expenses and other operating assets and liabilities totaling $28.3 million. Non-cash items included amortization and depreciation of $3.7 million, changes in allowances for prompt payment discounts and inventory obsolescence totaling $799,000, stock-based compensation of $379,000 and changes in deferred income tax of $251,000. Accounts receivable decreased by $35.2 million from December 31, 2010 to March 31, 2011, primarily due to collections of receivables in connection with the December 2010 distribution of ALLERX and HYOMAX products. Inventories decreased by $2.1 million from December 31, 2010 to March 31, 2011, primarily due to reductions in CUROSURF, SPECTRACEF and FACTIVE finished product and samples for FACTIVE. Prepaid expenses, long-term accounts receivable and other assets decreased by $6.6 million, primarily due to the decrease of long-term accounts receivable, amortization of regulatory fees and changes in our voucher programs. Accounts payable increased by $705,000 from December 31, 2010 to March 31, 2011, primarily due to timing differences. Accrued expenses decreased by $3.6 million from December 31, 2010 to March 31, 2011, primarily due to a decrease in accrued price adjustments and chargebacks as well as a decrease in the bonus accrual. Income taxes payable increased by $421,000 and deferred revenue decreased by $13.2 million from December 31, 2010 to March 31, 2011.
     Net cash provided by operating activities for the three months ended March 31, 2010 reflected our net income of $5.0 million, adjusted by non-cash expenses totaling $3.9 million and changes in accounts receivable, inventories, income taxes payable, accrued expenses and other operating assets and liabilities totaling $1.0 million.
Net Cash Used in Investing Activities
     Net cash used in investing activities for the three months ended March 31, 2011 reflected the purchase of property and equipment for $57,000.
     Net cash used in investing activities for the three months ended March 31, 2010 reflected the purchase of property and equipment for $136,000.
Net Cash Provided by (Used in) Financing Activities
     Net cash used in financing activities for the three months ended March 31, 2011 reflected principal payments on capital leases of $20,000, partially offset by proceeds from common stock option exercises of $9,000 and an excess tax benefit from stock options of $2,000.
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
     As of March 31, 2011, we had approximately $86.1 million of cash and cash equivalents on hand. Based on our current operating plans, we believe that our existing cash and cash equivalents and anticipated revenues from product sales are sufficient to continue to fund our existing level of operating expenses and capital expenditure requirements for the foreseeable future.
Contractual Obligations
     Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, contingent royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. There have been no material changes outside the ordinary course of business to our contractual obligations during the three months ended March 31, 2011. The following table summarizes our contractual obligations as of March 31, 2011 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Capital lease obligations	$240	$75	$164	$1	$—
Operating leases(1)	2,930	482	1,113	1,183	152
Purchase obligations(2)	35,415	20,500	14,461	215	239
Royalty obligations(3)	1,065	15	750	150	150

Total contractual obligations	$39,650	$21,072	$16,488	$1,549	$541

(1)	Operating leases include minimum payments under leases for our facilities, automobiles and certain equipment. Our total minimum lease payments for the corporate headquarters are $482,000 in 2011 (of which we paid $119,000 during the first three months of 2011), $492,000 in 2012, $536,000 in 2013, $584,000 in 2014 and $751,000 thereafter.

(2)	Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers of $24.1 million; clinical trial and research agreements with contract research organizations and consultants of $2.7 million; agreements with providers of marketing analytical services of $8.3 million; and open purchase orders for the acquisition of goods and services in the ordinary course of business of $337,000.

(3)	Royalty obligations include minimum royalty payments due in connection with certain of our agreements.
     In addition to the material contractual cash obligations included in the chart above, we have committed to make potential future milestone payments to third parties as part of licensing, distribution and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. We may be required to make additional payments of $54.6 million if all milestones are met. Because the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on our consolidated balance sheets and have not been included in the table above.
Off-Balance Sheet Arrangements
     Since inception, we have not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.
Critical Accounting Policies and Estimates
     Our consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2010 and Note 2 to our consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report.
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

Foreign Currency Exchange Risk
     The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We currently have two development agreements denominated in foreign currencies, Euros and Swiss francs. Unfavorable fluctuations in these exchange rates could have a negative impact on our consolidated financial statements. The impact of changes in the exchange rates related to these contracts was immaterial to our consolidated financial statements for the three months ended March 31, 2011 and 2010. We do not believe a fluctuation in these exchange rates would have a material impact on us. To date, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. These circumstances may change.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     As of March 31, 2011, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There are no material pending legal proceedings to which we are a party or to which any of our property is subject.
ITEM 1A. RISK FACTORS
     We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Item 1A of our annual report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 3, 2011. There have been no material changes from the risk factors previously disclosed in that annual report on Form 10-K, except as follows:
Risks Relating to Product Development and Regulatory Matters
     Some of our pharmaceutical products have been marketed without approved NDAs or ANDAs.
     Even though the Federal Food, Drug and Cosmetic Act requires pre-marketing approval of all new drugs, as a matter of history and regulatory policy, the FDA has exercised its discretion to permit older legacy, unapproved drugs to remain on the market temporarily by employing a risk-based enforcement policy. Although the FDA considers all such drugs to require its approval, the FDA’s enforcement policy prioritizes unapproved products that pose potential safety risks, lack evidence of effectiveness, prevent patients from seeking effective therapies or are marketed fraudulently. In addition, the FDA is more likely to bring an enforcement action with respect to an unapproved drug if it finds that the marketer and its manufacturers are also allegedly in non-compliance with current Good Manufacturing Practices, or cGMP, requirements.
     In accordance with our overall business strategy, we discontinued manufacturing and distribution of all of our marketed unapproved products, including our ALLERX Dose Pack products and our HYOMAX line of products, as of December 31, 2010. Our decision does not limit the FDA’s enforcement authority and the FDA may seek to require the withdrawal of these products while revenue is still being recognized based off wholesaler and distributor pull-through.
     In March 2011, the FDA announced that it intends to initiate enforcement action against marketed unapproved prescription cough, cold and allergy products manufactured on or after June 1, 2011 or shipped on or after August 30, 2011. All of our marketed unapproved products were manufactured and shipped by December 31, 2010; furthermore, this action does not require the recall or withdrawal of any products. However, it is impossible to predict the impact that the FDA’s announcement may have on the market for products such as ALLERX, and certain of our partners in the distribution channel may choose to return some of our ALLERX products to us before the expiration of their shelf life. At March 31, 2011, approximately $42.4 million of revenue from sales of ALLERX remain deferred due to our inability to estimate returns. If we are required to accept a large amount of returns of ALLERX products and to issue refunds in respect of them, this may result in our not being able to recognize some or all of our deferred revenues, which could have a material adverse effect on our financial condition, results of operations, cash balances and cash flows.
     For the years ended December 31, 2009 and 2010, our ALLERX Dose Pack products and our HYOMAX line of products generated $59.9 million and $37.4 million of net product sales, respectively. We may not be able to replace these revenues with revenues from our strategic products. If we are not able to replace these product revenues, our discontinuance of these products could have a material adverse effect on our business, financial condition and results of operations and cash flows.
ITEM 6. EXHIBITS
     The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report on Form 10-Q, and such exhibit index is incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE THERAPEUTICS INC.
Date: May 12, 2011	/s/ Craig Collard
Craig Collard
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2011	/s/ Vincent T. Morgus
Vincent T. Morgus
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2011	/s/ Ira Duarte
Ira Duarte
Director of Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Executive Employment Agreement between the Registrant and Vincent T. Morgus dated February 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2011).

10.2	Amended and Restated Director Compensation and Reimbursement Policy of the Registrant effective May 18, 2011

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.