Form 10-K/A
period 2012-12-31
CORNERSTONE THERAPEUTICS INC
filed 2013-04-11
CIK 1145404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

As of April 5, 2013 the registrant had 26,788,641 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CORNERSTONE THERAPEUTICS INC.

ANNUAL REPORT

ON FORM 10-K

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2012 originally filed on March 14, 2013 (the “Form 10-K”) by Cornerstone Therapeutics Inc. (“Cornerstone,” the “company,” “we” or “us”). We are filing this Amendment to present the information required by Part III of the Form 10-K as we will not file a definitive proxy statement within 120 days of the end of fiscal year ended December 31, 2012.

Also included in this Amendment are (i) the signature page, (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (iii) the Exhibit Index, which has been amended and restated in its entirety as set forth below solely to include the additional certifications. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Form 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after March 14, 2013, the date of the Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of the copies of such forms furnished to us for the year ended December 31, 2012, and the information provided to us by those persons required to file such reports, no such person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis during the year ended December 31, 2012, except that one Form 4, covering a total of one transaction, was filed late by Mr. Collard; one Form 3 and one Form 4, covering a total of one transaction, were filed late by Mr. Franklin; one Form 4, covering a total of one transaction, was filed late by Mr. Harper; two Form 4s, covering a total of two transactions, were filed late by Mr. Roberts; and one Form 4, covering a total of one transaction, was filed late by Mr. Powell.

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

Director Nomination Process

The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become board members, consistent with criteria approved by the board, and recommending the persons to be nominated for election as directors, except where we are legally required by contract, bylaw or otherwise to provide third parties with the right to nominate directors. The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates includes requests to board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the committee and the board, with direct input from our Chief Executive Officer. From time to time, the Nominating and Corporate Governance Committee may retain the services of an executive search firm to help identify and evaluate potential director candidates but did not retain such services during the year ended December 31, 2012.

In considering whether to recommend any particular candidate for inclusion in the board’s slate of recommended director nominees, the Nominating and Corporate Governance Committee applies certain criteria, including the candidate’s reputation for integrity, honesty and adherence to high ethical standards, business acumen, experience and judgment, understanding of our business and industry, diligence, conflicts of interest or the appearance thereof, other directorships and their impact on the ability of the candidate to devote adequate time to service on our board and the ability to act in the interests of all stockholders. The committee does not assign specific weights to particular criteria, and no particular criterion is a prerequisite for any prospective nominee. Our Board of Directors has adopted guidelines that provide that nominees shall not be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability or any other basis proscribed by law and require the Nominating and Corporate Governance Committee to consider the value of diversity on our board. The Nominating and Corporate Governance Committee implements and assesses the effectiveness of these guidelines and the board’s commitment to diversity by considering these guidelines in our assessment of potential director nominees and the overall make-up of our Board of Directors. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant breadth of experience, knowledge and abilities that will assist our board in fulfilling its responsibilities.

Pursuant to our certificate of incorporation and our bylaws, the Nominating and Corporate Governance Committee selects and recommends the directors for nomination by our Board of Directors.

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to the Nominating and Corporate Governance Committee, c/o Corporate Secretary, Cornerstone Therapeutics Inc., 1255 Crescent Green Drive, Suite 250, Cary, North Carolina 27518. Assuming that appropriate biographical and background material has been provided on a timely basis, the Nominating and Corporate Governance Committee will evaluate stockholder recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. Stockholders also have the right under Section 1.10 of our bylaws to directly nominate director candidates, without any action or recommendation on the part of the Nominating and Corporate Governance Committee or the board, by following the procedures set forth therein.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mr. Codeanne, Mr. Enright and Dr. Shawver. Mr. Codeanne serves as chair of the Audit Committee. The Board of Directors has determined that all of the members of the Audit Committee are independent as defined under NASDAQ rules and that they meet the additional independence requirements applicable to audit committee members. The Board of Directors has also determined that Mr. Codeanne is an “audit committee financial expert” as defined by applicable SEC rules.

The Audit Committee’s responsibilities include:

•	appointing, approving the compensation of and assessing the independence of our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from the independent registered public accounting firm;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and retention of accounting-related complaints and concerns;

•	meeting independently with our independent registered public accounting firm and management to discuss our financial statements, and other financial reporting and audit matters;

•	preparing the audit committee report required by SEC rules; and

•	reviewing and approving or ratifying related person transactions.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis, which we refer to herein as the “CD&A,” describes our executive compensation philosophy, components and policies, including analysis of the compensation earned by our named executive officers for 2012 as detailed in the accompanying tables.

The following executives were our named executive officers for 2012:

Name	Position
Craig A. Collard	Chief Executive Officer

Alastair McEwan	Chief Financial Officer

Kenneth R. McBean	President

Andrew K. W. Powell	Executive Vice President, General Counsel and Secretary

Joshua B. Franklin	Vice President, Strategy and Business Development

Vincent T. Morgus	Former Executive Vice President, Chief Financial Officer and Treasurer

Executive Summary

Key Executive Compensation Actions and Highlights

In 2012, we continued to implement our pay for performance philosophy, taking into account both our company’s performance and various considerations that affect our ability to achieve our strategic growth objectives. The elements of our compensation process, and the rationale for each, are described below.

For 2012, our Compensation Committee decided not to award merit increases in base salary to our named executive officers, but made an adjustment to Mr. Powell’s base salary since it had been unchanged since his hiring in 2009. For 2013, merit increases for our named executive officers were based on executive performance and were decided on an individual basis.

Our Compensation Committee determined that we performed well in 2012, including over-achieving our key financial goal related to non-GAAP income from operations, growing revenue and completing the acquisition of EKR. The Committee also noted that we continued to execute our strategic plan, and that we met most of our other corporate and organizational goals. Accordingly, our named executive officers received cash bonuses which reflected both our company’s performance in 2012 and their performance against specific individual goals, and when taken together as a group, they received bonus pay outs that were broadly consistent with their target bonuses for 2012.

Our Compensation Committee determined that it would keep annual cash bonus targets for 2013 at 2012 levels.

In February 2012 and March 2013, we granted equity awards consisting of stock options and restricted stock to each of our named executive officers who had been with us for more than six months. These awards were based on our corporate performance, the executives’ individual performance and the target equity award levels reflected in certain executives’ employment agreements.

Compensation Governance

Consistent with our philosophy of pay for performance, the following features are built into our executive compensation process to ensure appropriate process and governance:

•	Our Compensation Committee is comprised solely of independent directors.

•	Our Compensation Committee uses independently generated third party data to obtain an understanding of compensation practices at companies in our industry.

•

Our Compensation Committee approves and reviews our executive officers’ individual goals to ensure that they are aligned with our corporate goals and that they do not create incentives to engage in behaviors that might expose us to undue risk or have a material adverse effect on us.

•

Our Compensation Committee regularly reviews our executive compensation program as a whole, including base salaries, annual cash incentives and equity-based incentives, to ensure that it properly rewards the value of executives’ contributions to the achievement of our corporate goals.

•

Our Board of Directors has adopted a clawback policy that will allow us to seek recovery of certain compensation from our executive officers in the event of an accounting restatement caused by our material noncompliance with applicable financial reporting requirements.

•	Our policies include stringent insider trading policy prohibitions as well as prohibitions on speculating or trading in derivative instruments related to company securities.

•

In 2011 we provided, and every three years thereafter we expect to provide, our stockholders with the opportunity to cast an advisory vote on executive compensation as required by Section 14A of the Exchange Act.

Executive Compensation Philosophy

The principal objectives of our executive compensation program are to attract and retain talented executives. Our philosophy is to use cash compensation, stock options and restricted stock to reward performance and incentivize our executives to create and maintain stockholder value.

Elements of Compensation

We have entered into executive employment agreements with each of our named executive officers. Each of our named executive officers is entitled to the following elements of compensation, which are discussed more fully below:

•	base salary;

•	target cash bonus (in the discretion of our Compensation Committee and ratified by the Board); and

•	target equity awards (in the discretion of our Compensation Committee and ratified by the Board).

Compensation Principles, Philosophy and Objectives

The following principles have guided our Compensation Committee in developing our compensation programs and in determining total compensation levels for our executive officers:

•	we must be prepared to compete with other organizations for executive talent and ensure that our compensation practices compare favorably with others in our industry;

•	our compensation practices should take into account the development of our business, our continuing growth and the company culture that we wish to build; and

•

our compensation programs should encourage our executive officers to increase long-term stockholder value in a manner that appropriately rewards the achievement of specified short-term objectives without creating undue risk for us or our stockholders.

Our philosophy is to relate compensation to measurable goals of both the company and our individual executives, and we strive to make our compensation decisions objective by rewarding our executives for meeting these goals.

The objective of our executive compensation program is to attract and retain key employees and then motivate them to achieve — and reward them for achieving — our business goals. We do this by:

•	providing competitive compensation that consists of cash and equity-based components that appropriately encourage and reward performance and create enduring long-term stockholder value;

•	rewarding our executive officers for their individual contributions to our success;

•

aligning the interests of our executives as a group by linking individual executive compensation to the company-wide achievement of both our short-term operating imperatives and our long-term strategic objectives; and

•	aligning the interests of our executives with those of our stockholders by building a culture of equity ownership and shared risk.

Elements of Executive Compensation

Consistent with our executive officers’ employment agreements, our Compensation Committee determined that the compensation of our executive officers for 2012 should consist of base salary, a discretionary bonus and stock-based compensation. The committee does not target a specific mix of executive compensation by allocating total compensation across cash and noncash pay, between current and long-term pay or among different types of long-term incentive awards.

Our overall executive compensation program includes the following major elements:

Compensation Element	Objective	Key Features
Base salary	Provide a fixed level of cash compensation based on responsibilities, background, training and experience to encourage retention and recognize performance.	Annually reviewed by our Compensation Committee.

Cash Bonus	Reward executive officers for their individual performance and contributions to corporate performance. Reinforce “pay for performance.”	Determined in the discretion of our Compensation Committee based on the achievement of specific corporate and individual goals.

Stock-based compensation	Align our executive officers’ long-term interests with those of our stockholders by rewarding officers for sustaining long-term corporate performance; encourage retention through the use of vesting provisions.	May consist of stock options and / or restricted stock awards.

Broad-based benefits	Provide a safety net of protection against the financial catastrophes that can result from illness, disability or death.	Executive officers participate in the same plans as other employees, except that our medical insurance, dental insurance and vision insurance plans are provided to them at no cost.

Perquisites and severance benefits	Promote client development and fulfillment of business duties on an efficient and cost-effective basis; provide reasonable level of severance compensation in certain circumstances.	Designed to represent a small part of our overall compensation package.

Process for Determining Executive Compensation

Overview

Our Compensation Committee annually approves salary increases, targets for annual bonuses, the amounts of stock option and restricted stock awards and payouts of bonuses, in its discretion. In exercising its discretion, the committee considers our actual corporate performance compared to our corporate goals and actual individual performance compared to individual goals. The committee also ascribes weight to the Chief Executive Officer’s assessment of executive performance. In general, our Compensation Committee does not take into account amounts realizable from prior compensation when making future pay decisions.

Role of Executive Officers

Our Chief Executive Officer assists our Compensation Committee by annually developing the individual objectives and reviewing the performance of each of our executive officers (other than his own, which is reviewed by our Compensation Committee). Our Chief Executive Officer generally makes specific recommendations regarding salary adjustments and amounts of discretionary bonuses, if any, for each executive. Our Chief Executive Officer’s recommendations are then reviewed by our Compensation Committee. That review includes a rigorous assessment of our overall corporate performance and the performance of individual executives, and includes consideration of any factors that are relevant to corporate or executive performance. The committee then either approves our Chief Executive Officer’s recommendations or exercises its discretion by modifying any recommended salary adjustments and/or bonus payments to our executive officers. In exercising its discretion the committee may take into account the market data information discussed below.

Role of Compensation Consultants and Surveys

In setting executive compensation, our Compensation Committee generally considers, along with various other factors, the compensation paid to officers with similar responsibilities in similar companies. Our Compensation Committee does not retain a compensation consultant to assist in setting executive compensation. However, in order to improve its understanding of compensation practices at companies in our industry, our Compensation Committee does consider market data from a variety of sources, including the Radford Survey covering pharmaceutical and bio-technology companies having between 150 and 499 employees and between $50 million and $150 million in revenues. The committee does not use this data, or any customized subset thereof, to benchmark its compensation decisions. In 2012, after establishing compensation levels, it used this data to assess and confirm generally whether the nature and overall level of compensation paid to our executives, including the compensation packages provided to our newly hired executives, is reasonably sufficient to support our objectives of attracting and retaining talented executives. Our Compensation Committee did not attempt to align our overall compensation structure to any specific percentile of the companies whose data it reviewed.

Role of Corporate and Individual Performance

Our Compensation Committee believes that our success is dependent upon, and reflective of, the performance of our senior management team, including our executive officers. In an effort to appropriately incentivize our executives to achieve certain objectives, the committee approves various commercialization, development, clinical, regulatory, financial, operational and organizational goals. The process of setting performance goals begins with our Chief Executive Officer proposing our annual corporate goals. These are reviewed by our Compensation Committee and then modified as the committee believes is appropriate. Our Compensation Committee then recommends that our full Board provisionally adopt these corporate goals, subject to further review and adjustment throughout the year as necessary based on changing market and competitive conditions.

Once we have set our corporate goals, we establish individual goals for each of our executive officers. Our Chief Executive Officer’s individual goals are the same as our corporate goals. The individual goals for our other executive officers are set early in the first quarter of the calendar year and focus on contributions that will facilitate the achievement of our corporate goals. Each executive officer reviews our corporate goals and proposes individual goals that appropriately support our corporate goals, taking into account the executive’s functional responsibilities. These individual goals are approved by our Chief Executive Officer and then submitted to our Compensation Committee for discussion, revision and adoption.

Our Compensation Committee regularly tracks our progress towards our corporate and individual goals. As part of this process the Compensation Committee also assesses the continuing relevance of these goals, and may add to or revise these goals as necessary or appropriate based on emergent challenges and opportunities. Our Compensation Committee believes that if our focus changes due to market shifts or potential opportunities, our goals, on an individual and corporate basis, should be correspondingly adjusted to encourage our executive officers to position us to capitalize on such shifts and opportunities, rather than focusing on past goals that may or may not continue to enhance stockholder value. Any change in our corporate goals is subject to adoption by the full Board of Directors.

Goals may relate to objective financial metrics (such as the achievement of a certain level of sales), to objective non-financial achievements (such as the approval of a product for sale) or to qualitative performance (such as building and integrating a new process into our operational structure). We intend for goals to be achievable as the result of sustained focused effort on the part of the executive team, and it is our expectation that in normal circumstances executives will achieve substantially all of their individual goals, and as a result we will achieve substantially all of our corporate goals.

Corporate Performance

When making compensation decisions for our executive officers with respect to annual bonuses and equity awards, our Compensation Committee first assesses the level to which we have achieved our corporate goals. The assessment of the achievement of any corporate goal is in the discretion of our Compensation Committee, and may exceed 100%. In reaching an overall assessment of corporate performance, our Compensation Committee may choose to weight our corporate goals. The overall assessment may be expressed as a percentage of full goal achievement. The assessment takes into account any revisions to goals made throughout the year. The weighting of particular goals is a matter of committee discretion, though as a general rule the committee ascribes particular weight to goals related to financial performance. While total achievement of all corporate goals, as revised during the year, may not be expected, our Compensation Committee demands that management significantly advance our business objectives and the interests of stockholders throughout the year for the committee to consider it appropriate to base decisions regarding cash and equity incentive compensation on an overall assessment that we achieved our corporate goals at 100% or more.

Individual Performance

Having made an overall assessment of corporate performance, our Compensation Committee then assesses the level to which each of our executive officers achieved their individual goals. In assessing individual achievement, our Compensation Committee may choose to weight an individual’s goals, and the resulting assessment may be expressed as a percentage of full goal achievement.

In making compensation decisions for each individual executive officer, our Compensation Committee considers both the executive’s achievement of his individual goals and our achievement of our corporate goals. Because the goals of our Chief Executive Officer are the same as our corporate goals, the committee’s assessment of his individual achievement will normally be the same as the committee’s overall assessment of our corporate performance. In addition to assessing the Chief Executive Officer’s performance against operating goals, the Committee may take into account his strategic leadership and its impact on our company’s direction. In the case of other executive officers, the committee will exercise its discretion in balancing individual achievement and corporate performance when determining annual cash bonus and equity awards, as it deems appropriate.

Our Compensation Committee believes that it is not appropriate, for a company that is transforming its business, to have a rigid funding metric for executive bonus and equity awards. However, as a general matter, the committee believes that, in the absence of special circumstances, our pay-for-performance philosophy demands that actual annual bonus and equity awards made to our executive officers, as a group, should not reflect a level of achievement in excess of that reflected in the committee’s overall assessment of corporate performance. Our Compensation Committee believes that, at this time, this flexible but principled process is appropriate because it allows the committee to consider (i) goals established by the committee at the beginning of the year and goals communicated to our executive officers at any point throughout the year, (ii) the effects of unanticipated events and circumstances on our business or on a particular executive’s performance, and (iii) the performance of our executives in managing change, addressing emergent challenges and exploiting unexpected opportunities.

Our 2012 corporate and individual goals and their impact on our named executive officers’ compensation are discussed more fully below.

Impact of 2011 Say-on-Pay Vote on Executive Compensation

In approving the 2013 compensation of our named executive officers, our Compensation Committee considered the results of the advisory vote on executive compensation at the 2011 Annual Meeting of Stockholders. Over 99% of the votes cast on this “say-on-pay” proposal were voted in favor of approving, on an advisory basis, the compensation of our named executive officers. Our Compensation Committee believes these results affirm our stockholders’ support of our approach to executive compensation. Accordingly, our Compensation Committee did not adopt any changes to our executive compensation based on the results of the say-on-pay vote. Our Compensation Committee will continue to consider the outcome of say-on-pay proposals when making future compensation decisions for our named executive officers.

Executive Compensation in 2012

Base Salary

Our Compensation Committee has established base salaries for our named executive officers at levels that are intended to reflect the scope of their responsibilities and relevant backgrounds, training and experience. When establishing a named executive officer’s base salary, our Compensation Committee takes into account his seniority, his level of responsibility, the functional role of the position and compensation practices in the pharmaceutical industry and among public companies. The Compensation Committee reviews our named executive officers’ base salaries annually.

The following table shows annual base salaries in effect for 2011, 2012 and 2013 for each named executive officer, as well as the percentage increase from 2012 to 2013:

Executive	2011 Base Salary	2012 Base Salary	Percent Increase	2013 Base Salary
Craig A. Collard	$400,000	$400,000	12.5%	$450,000
Alastair McEwan	N/A	$190,000	N/A	$190,000
Kenneth R. McBean	$295,000	$295,000	2.0%	$300,900
Andrew K. W. Powell	$275,000	$280,500	N/A	$280,500
Joshua B. Franklin	$231,750	$233,864	2.0%	$238,541
Vincent T. Morgus	$285,000	$285,000	N/A	N/A

For 2012, our Compensation Committee decided not to award merit increases in base salary to our named executive officers, but made an adjustment to Mr. Powell’s base salary since it had been unchanged since his hiring in 2009. For 2013, we awarded merit increases of 2% to all of our named executives except for Mr. McEwan who was hired in November 2012 and for Mr. Powell. We made a further increase to Mr. Collard’s salary for 2013 in order to reflect his strategic responsibilities and his importance to our company.

Annual Performance-Based Cash Incentive Compensation

Our current named executive officers are eligible for annual cash bonuses pursuant to the terms of their respective employment agreements. Annual bonuses are intended to link our strategic and corporate operating plans with individual performance, and to provide executive officers with incentives to achieve greater corporate performance by focusing on the attainment of specific goals.

Our Compensation Committee annually determines the target cash bonus for each named executive officer based on a percentage of such officer’s annual base salary. Although the employment agreements we have entered into with each of our named executive officers provide for target cash bonuses up to 50% for Mr. Collard, 40% for Mr. McBean and 35% for our other named executive officers, our Compensation Committee retains discretion to set the target cash bonuses for each named executive officer either above or below these levels. For 2012, our Compensation Committee set the target cash bonus for each of our named executive officers, other than Mr. Collard, at the maximum target level set forth in the executive’s respective employment agreement. In the case of Mr. Collard, the committee set the target cash bonus percentage at 75% of base salary to incentivize performance during 2012.

2012 Cash Bonus

When exercising its discretion in awarding cash bonuses for 2012, our Compensation Committee considered our achievement of our overall corporate goals and our named executive officers’ achievement of their individual goals. In part, our Compensation Committee used non-GAAP income from operations as one of the measures of our performance. The section titled “Reconciliation of Non-GAAP Financial Measures” in Item 7 of this annual report on Form 10-K contains an explanation of how we calculate this measure and provides a reconciliation of this measure to the most directly comparable GAAP measure.

In addition, our Compensation Committee also used, in part, non-GAAP pre-tax income, which is calculated as GAAP income (loss) before income taxes adjusted for stock-based compensation expense, amortization and impairment of product rights, transaction-related expenses, acquisition adjustments related to inventory, our CARDENE I.V. charitable inventory donation, our RETAVASE inventory write-off, changes in acquisition-related contingent payments, and the gain on the divestiture of certain product rights, divided by the sum of the weighted-average number of common shares and dilutive common share equivalents outstanding during the year, as adjusted for the impact of the shares related to the convertible debt.

In reviewing all of our 2012 corporate goals, our Compensation Committee focused on the degree to which we were able to achieve our corporate goals, which included:

•	To achieve net revenue of at least $87.6 million;

•	To achieve non-GAAP income from operations of at least $11.8 million;

•	To achieve non-GAAP pre-tax income per share of $0.36;

•	To complete an accretive acquisition transaction with $50 million in annualized revenues that is expected to provide 20% net income per share growth;

•	To achieve development and approval milestones for certain products in our pipeline; and

•	To make certain organizational changes to enhance organizational alignment, efficiency and compliance.

Based on its review of our corporate performance, our Compensation Committee determined that we performed well in 2012 and over-achieved our financial goals and our acquisition goal, while achieving approval of only one of our products in development. Our Compensation Committee ultimately determined that 90% represented a reasonable estimate of the extent to which we had met our corporate goals for 2012 and was therefore an appropriate basis from which to make bonus determinations.

In making this estimate, our Compensation Committee considered all aspects of our corporate performance in 2012, focusing on the following key financial and non-financial results for the year:

•	Net revenues from all products were $116.1 million;

•	Non-GAAP income from operations was $30.0 million;

•	Non-GAAP pre-tax income per share was $0.91;

•

We completed the acquisition of EKR, the licensing of BETHKIS and the revision of our CUROSURF license in 2012 with the result that we estimate annual revenues will increase by more than $50 million and we believe we have a reasonable basis for double digit net income per share growth in future;

•	We achieved approval of our Hydrocodone Polistirex and Chlorpheniramine Polistirex Extended Release Suspension product, but failed to achieve approval of our LIXAR product candidate; and

•	We enhanced our organization through changes to our management, compliance and human resources development processes.

In reaching its final assessment that we achieved nearly all of our goals, our Compensation Committee applied a subjective approach, ascribing particular weight to our achievement of financial metrics and our success in completing strategic acquisitions. At the same time, however, our Compensation Committee also took note of the fact that our development projects failed to result in the approval of our LIXAR product.

In addition to considering our overall corporate performance, our Compensation Committee also took into account the achievement by our named executive officers of the following individual goals:

•

Craig Collard. Mr. Collard’s goals were the same as our corporate goals and the committee took that into account when assessing his performance. At the same time, the committee considered that Mr. Collard’s exceptional leadership and the strategic development of our company more than offset the shortfall in the achievement of our corporate goals and the committee awarded him a cash bonus substantially in excess of his target.

•

Ken McBean. Mr. McBean’s goals related to the management of our commercial functions and the integration of the EKR products into our portfolio. In determining Mr. McBean’s annual cash bonus award, the committee considered that our company exceeded our sales targets and integrated the EKR team into [our existing?] hospital sales force.

•

Alastair McEwan. Mr. McEwan’s goals related to the management of our finance and investor relations functions and the completion and integration of the EKR transaction. In determining Mr. McEwan’s annual cash bonus award, the committee considered that Mr. McEwan had only been with the company since November 2012.

•

Andrew Powell. Mr. Powell’s goals related to the management of our legal function, the oversight of our governance and organizational processes, the execution of our acquisition transactions, and the enhancement of our intellectual property portfolio. In determining Mr. Powell’s annual cash bonus award, the committee considered that our corporate goals and the interests of our stockholders were significantly advanced in each of these areas.

•

Joshua Franklin. Mr. Franklin’s goals related to the company’s business development efforts and the execution and integration of significant acquisition and licensing transactions. In determining Mr. Franklin’s annual cash bonus award the committee took note of the acquisition and timely integration of EKR, the licensing of BETHKIS and the revision of our CUROSURF license.

•

Vincent Morgus. Mr. Morgus’s cash bonus award was determined at the time of his separation from the company and reflected the terms of the Separation Letter Agreement and General Release we entered into with him.

Our Compensation Committee’s assessment of each named executive officer’s achievement, based in part upon the recommendation of the Chief Executive Officer, was then weighed together with the committee’s overall assessment of our performance against our corporate goals. The committee, in its discretion, then made awards to each executive officer that it considered appropriately reflected their overall performance.

The following table illustrates our actual and target cash bonuses for 2012:

	2012 Target Bonus		2012 Actual Cash Bonus
Executive	Dollars	% of Base Salary	Dollars	% of Base Salary	% of Target
Craig A. Collard	$300,000	75%	$375,000	94%	125%
Kenneth R. McBean	$118,000	40%	$109,740	37%	93%
Alastair McEwan (1)	$11,084	35%	$10,308	5%	93%
Andrew K. W. Powell	$98,175	35%	$83,940	30%	86%
Joshua B. Franklin	$81,852	35%	$76,122	33%	93%

(1)	Mr. McEwan’s employment with us commenced on November 6, 2012. Under the terms of his executive employment agreement, his prorated target bonus for fiscal year 2012 was 5% of his annual base salary.

2013 Target Cash Bonus

Our Compensation Committee determined that it would keep annual cash bonus targets at 2012 levels, and for purposes of measuring performance and determining appropriate incentive awards it would follow a similar process to that followed in 2012.

Stock-Based Compensation

Background

Our named executive officers are generally awarded initial stock options and/or, in certain cases, restricted stock grants at the time of hire. Additionally, our Compensation Committee approves annual equity grants to our named executive officers based on level of responsibility and perceived overall contribution to the generation of stockholder value. The degree to which an individual achieved his goals for a particular year is factored into making the assessment of overall contribution, but the individual’s performance of non-goal specific activities may be taken into account. Although we do not measure ourselves against a specific benchmark, we believe that the annual aggregate value of awards (using the Black Scholes-Merton or equivalent valuation methodology) of equity to named executive officers reflects competitive levels for similar companies, as reflected in the third-party data that is available to our Compensation Committee.

We have granted certain named executive officers shares of restricted stock at the time of hire because we believe that in such circumstances restricted stock enables us to attract executive talent and is a powerful retention tool.

In 2012 we continued our practice of granting executive officers options to purchase common stock, with the intent to provide an incentive to build and sustain stockholder value over an extended period of time and align the interests of executives and stockholders by enabling our executives to participate in any increase in stockholder value resulting from their efforts.

Our Compensation Committee generally recommends annual equity awards at the committee meeting held in conjunction with the first meeting of the Board of Directors each year, and, if its recommendation is approved by our Board, such awards are normally effective on the date of ratification. We believe that this timing is appropriate as it provides sufficient time for a thorough review of corporate and individual performance during the preceding year, while also providing timely reinforcement for award recipients. Our Compensation Committee awards equity grants without regard to any scheduled or anticipated release of material information. We do not accelerate or delay equity grants in response to material information, nor do we delay the disclosure of information due to plans to make equity grants.

2012 Equity Awards

In February 2012, we made annual stock option awards to each of our then-serving named executive officers that had served in their positions for six months or more in 2011. In making these equity awards, our Compensation Committee considered our named executive officers’ achievements in 2011, including:

•	Craig Collard. Mr. Collard’s goals were the same as our corporate goals, so the committee assessed his performance in the same way that it assessed our overall performance in 2011.

•

Andrew Powell. In determining Mr. Powell’s 2012 equity award, our Compensation Committee considered his performance relative to his 2011 personal goals, including the management of our disclosure and compliance functions, the reduction of our legal expenses, the completion of certain acquisition and divestiture transactions, the rationalization of our intellectual property portfolio and the adoption of governance and organizational processes appropriate for a company of our size and structure.

•

Joshua Franklin. In determining Mr. Franklin’s 2012 equity award, our Compensation Committee considered his performance relative to his 2011 personal goals, including his role in defining our strategy and revitalizing our business development function, resulting in our identification of a number of potential transactions during the year.

•

Vincent Morgus. In determining Mr. Morgus’s 2012 equity award, our Compensation Committee considered his performance relative to his 2011 personal goals, including the progress achieved by our finance and investor relations functions, the increase in opportunities identified by our business development function and our performance against our working capital goal.

In light of their consideration, our Compensation Committee approved, and our Board of Directors ratified, the following stock option grants to our named executive officers in 2012:

Executive	No. of Options
Craig A. Collard	95,000
Alastair McEwan (1)	—
Kenneth R. McBean (2)	—
Andrew K. W. Powell	50,000
Joshua B. Franklin	50,000
Vincent T. Morgus	45,000

(1)	Mr. McEwan’s employment with us commenced on November 6, 2012, and he was not awarded any stock options during 2012. Under the terms of his executive employment agreement, and in connection with his appointment as our Chief Financial Officer, he was granted 50,000 shares of restricted stock, of which 50% vests on the first two annual anniversaries of the grant date.
(2)	Mr. McBean’s employment with us commenced on September 6, 2011, and he was not awarded any stock options during 2012.

Each option award vests over four years, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting in 36 equal monthly installments, subject to the named executive officer’s continued employment with us.

2013 Equity Awards

In March 2013, our Compensation Committee, in the exercise of its discretion to make executive equity awards, conducted the same analysis of corporate and individual performance as it conducted in determining the level of 2012 cash bonuses (see “Annual Performance-Based Cash Incentive Compensation” above). The committee additionally conducted an extensive analysis of the relative merits of stock options versus restricted stock as tools to attract, motivate and retain executives. This analysis took account of the capital structure and share ownership of our company, as well as other circumstances that might influence the value and utility of these instruments. As a result of its analysis, the committee concluded, in consultation with the full Board, that making equity awards in restricted stock would be the most effective equity instrument to attract, retain and incentivize our named executive officers.

As a result of this conclusion, and taking into account the annual equity award targets set forth in certain of the named executive officers’ employment agreements, and the strategic importance of each executive’s contribution to the future of our company, we made the following restricted stock awards to our named executive officers in 2013:

Executive	No. of Restricted Shares

Craig A. Collard	45,000
Kenneth R. McBean	40,000
Andrew K. W. Powell	21,375
Joshua B. Franklin	25,000

Each restricted stock award vests over four years, with 25% vesting on each annual anniversary of the grant date, subject to the executive’s continued employment with us.

Stock Ownership and Retention Guidelines

Although we encourage our executive officers and directors to hold stock in our company to better align their interests with those of our stockholders, we do not currently have in place any formal stock ownership or retention guidelines. However, we provide equity awards to each of our executive officers and directors, and each of these equity awards contains vesting provisions that prevent such persons from disposing of these shares until these conditions are satisfied. In addition, our insider trading policy prohibits our executive officers and directors, as well as certain of their family members and all entities controlled by them, from engaging in short sales of our securities or puts and purchases or sales of puts or calls for speculative purposes. We believe that these provisions are currently sufficient to promote equity ownership in our company by our executive officers and directors and to help align their interests with those of our stockholders.

Other Elements of Compensation

We primarily compensate our named executive officers through base salaries, annual bonuses and annual equity grants. In addition, our Compensation Committee has determined that it is appropriate to provide our named executive officers the same broad-based benefits as our other employees, a limited amount of perquisites and certain protections in the event of the termination of the named executive officer’s employment with us and/or in connection with a change in control.

Broad-based benefits

Our named executive officers, like other employees, are entitled to participate in our employee benefit plans, including medical insurance, dental insurance, vision insurance, life insurance, long-term disability insurance and a 401(k) savings plan, including company matching contributions. In addition, our named executive officers, unlike other employees, are not required to make any payments or other contributions to participate in our medical insurance, dental insurance or vision insurance plans. Our Compensation Committee has determined that it is appropriate to provide medical, dental and vision insurance at no cost to our named executive officers as part of our compensation package to help us attract and retain superior talent and to encourage our named executive officers to utilize these programs.

Perquisites

We have provided limited perquisites to our named executive officers as a means of providing additional compensation to them, through the availability of benefits that are convenient for the executives to use when faced with the demands of their positions. During 2012, these perquisites included the use of company cars or automobile allowances, and in the case of Mr. Collard, country club memberships. Because our Compensation Committee has determined that the payment of perquisites generally does not fit our pay-for-performance model, it only represents a relatively small part of our overall compensation package. Accordingly, our Compensation Committee only approves the payment of perquisites in limited circumstances. Our Compensation Committee periodically reviews these arrangements to ensure they continue to fulfill our business needs. In 2013, for instance, we intend to discontinue the practice of providing automobile allowances and will make corresponding adjustments to the salaries of our named executive officers to reflect this change.

Executive Employment Agreements

We have entered into employment agreements with each of our named executive officers. The form of these agreements was negotiated in connection with our transaction with Chiesi. In light of the competitive industry in which we operate, combined with our majority ownership by Chiesi, our Compensation Committee believes that these employment agreements are necessary for us to attract and retain the talent necessary to lead our company. We also believe that our executive employment agreements help focus our executive officers on performance and enhancing stockholder value.

Our executive employment agreements provide benefits in connection with certain terminations of employment and certain changes of control. These provisions are discussed more fully in “Potential Payments Upon Termination and Change in Control — Employment Agreements” below. In general, if we terminate a named executive officer “without cause,” or if the named executive officer resigns with “good reason,” the officer is entitled to cash severance, continuation of healthcare benefits and acceleration of vesting of his outstanding equity awards by one year. If such without cause or good reason termination occurs three months before or three months after a “change of control,” the executive officer’s equity will become 100% vested.

In addition, if we experience a change of control, we provide our named executive officers with immediate acceleration of their equity. We believe that accelerating the vesting of outstanding equity awards is appropriate because, depending on the structure of the transaction, the continuation of such awards may unnecessarily complicate a potentially beneficial transaction. It may not be possible to replace these awards with comparable awards of the acquiring company’s stock, and we believe that it would not be fair to our executives to lose the benefit of these outstanding awards. The acceleration of such awards may allow the executive to exercise the awards and possibly participate in the change in control transaction for the shares received. We believe that our change of control benefits promote the stability and retention of our named executive officers in the event of a potential change of control and assist them in being able to react neutrally and not be influenced by personal financial concerns. In addition, the acceleration of vesting aligns the interests of executives in a potential change of control transaction with those of our stockholders, by motivating them to work towards the completion of the transaction.

Tax and Accounting Considerations

Tax Deductibility of Compensation Expense

Under Section 162(m) of the Internal Revenue Code of 1986, as amended, a publicly held corporation such as ours will generally not be allowed a federal income tax deduction for otherwise deductible compensation paid to our named executive officers to the extent that compensation paid to a particular officer is not “performance-based” and exceeds $1 million in any fiscal year. However, qualifying performance-based compensation, including compensation attributable to the issuance or exercise of equity incentives, such as nonstatutory stock options, will not be subject to the deductibility limitation if certain conditions are met.

The base salaries, cash bonuses and certain equity incentive components of our executive compensation program (e.g., any service-based restricted stock awards that we make) generally do not constitute qualifying performance-based compensation for purposes of Section 162(m). However, given that the annual non-performance-based compensation of our named executive officers is below $1 million per year, Section 162(m) does not have a significant impact on our Compensation Committee’s executive compensation decisions.

Accounting Considerations

Our Compensation Committee also considers the accounting and cash flow implications of various forms of executive compensation. In our financial statements, we record salaries and bonuses as expenses in the amount paid or to be paid to our named executive officers. Accounting rules also require us to record an expense in our financial statements for equity awards, even though equity awards are not paid as cash to employees. The accounting expense of equity awards to employees is calculated in accordance with GAAP. Under GAAP, stock-based compensation expense is measured at the grant date based on the fair value of the award and is generally recognized on a straight-line basis over the vesting period. Our Compensation Committee believes that the many advantages of equity compensation, as discussed above, more than compensate for the non-cash accounting expense associated with it.

Executive Incentive Compensation Recovery (“Clawback”) Policy

Our Board of Directors adopted an Executive Incentive Compensation Recovery (“Clawback”) Policy, effective as of March 2, 2011, pursuant to which, in the event that noncompliance with applicable financial reporting requirements results in a material restatement of our financial statements, we will have the right to recover from an executive officer any portion of cash or equity incentive compensation awards granted after January 1, 2011 in excess of what should have been paid or awarded. We will implement this policy in accordance with the rules of the SEC, as they are promulgated.

Risk Management

Our Compensation Committee endeavors to design our compensation programs to help ensure that these programs do not encourage our executive officers to take unnecessary and excessive risks that could harm our long-term value. We believe that the following components of our executive compensation program, which are discussed more fully below, discourage our executive officers from taking unnecessary or excessive risks:

•	Base salaries and benefits are sufficiently competitive and not subject to performance risk.

•	Individual and corporate goals for our executive officers are generally designed to be achievable with sustained and focused effort.

•

Equity awards begin vesting no earlier than one year from the date of grant and incentivize our executive officers to take steps designed to increase our share price, thus aligning our executives’ interests with the interests of our stockholders.

•

Our clawback policy allows us to seek recovery of certain compensation from our executive officers in the event of accounting restatement caused by our material noncompliance with applicable financial reporting requirements.

Our Compensation Committee annually reviews our executive compensation programs to ensure that they do not encourage excess risk-taking.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” section of this Proxy Statement. Based on the review and discussions, the Compensation Committee recommended to the company’s Board of Directors, and the Board of Directors has approved, the inclusion of the Compensation Discussion and Analysis in this annual report on Form 10-K.

COMPENSATION COMMITTEE

Michael Heffernan (Chair) Jim Harper Laura Shawver

Compensation Program Risk Assessment

During 2012, we conducted a risk assessment of our compensation policies and practices for all of our employees (not just our executive officers). Based on this review, we concluded that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on us. Our risk assessment included a review of program policies and practices; program analysis to identify risk and risk control related to the programs; and determinations as to the sufficiency of risk identification, the balance of potential risk to potential reward, risk control and the support of the programs and their risks to company strategy. Although we reviewed all compensation programs, we focused on the programs with variability of payout (e.g., bonus plans and sales commissions), with the ability of a participant to directly affect payout and the controls on participant action and payout. As part of our review, we specifically noted the following factors that reduce the likelihood that excessive risk taking would have a material adverse effect on us: (i) a strong internal control structure, (ii) payment to our employees of competitive base salaries and benefits that are not subject to performance risk, (iii) performance bonuses that are not based on preset formulas but are in the discretion of our Compensation Committee and (iv) short-term incentive compensation that is counterbalanced with long-term incentive compensation.

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2012, 2011 and 2010 regarding the compensation of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Craig A. Collard	2012	400,000	375,000	—	347,311	127,430	(3)	1,249,741
Chief Executive Officer	2011	400,000	285,000	—	323,456	95,047		1,103,503
	2010	400,000	285,000	—	683,280	100,793		1,469,073

Alastair McEwan	2012	24,846	10,308	242,500	—	1,549	(4)	279,203
Chief Financial Officer

Kenneth R. McBean	2012	295,000	109,740	—	—	61,426	(5)	466,166
President	2011	85,711	38,940	356,000	340,013	12,913		833,577

Andrew K. W. Powell	2012	280,500	83,940	—	182,795	28,701	(6)	575,936
Executive Vice President, General Counsel and Secretary	2011	275,000	96,250	—	170,240	14,259		555,749
	2010	275,000	112,292	—	—	26,806		414,098

Joshua B. Franklin	2012	233,864	76,122	—	182,795	31,835	(7)	524,616
Vice President, Strategy and Business Development

Vincent T. Morgus	2012	249,027	74,812	—	164,516	95,126	(8)	583,481
Former Executive Vice President, Finance and Chief Financial Officer	2011	256,500	89,775	323,400	266,420	16,051		952,146

(1)	Annual bonuses for 2012 reflected in this column are described in the section “Compensation Discussion and Analysis — Annual Performance-Based Cash Incentive Compensation.”
(2)	The amounts in these columns reflect the aggregate grant date fair value of awards granted during the year computed in accordance with Financial Accounting Standards Board ASC Topic 718, Compensation — Stock Compensation. The assumptions made in determining the fair values of our stock and option awards are set forth in Note 9 to our 2012 Consolidated Financial Statements and in the Critical Accounting Policies and Estimates section of our Management’s Discussion and Analysis, each of which is included in Items 8 and 7, respectively, of this annual report on Form 10-K.
(3)	Represents $34,232 in automobile related payments for company car for personal use, $39,555 in country club membership payments, $18,197 in additional payments for employee benefits and $35,446 for tax gross-ups.
(4)	Represents $1,549 in additional payments for employee benefits.
(5)	Represents $31,563 in automobile related payments, $1,236 in country club membership payments, $17,771 in additional payments for employee benefits and $10,856 for tax gross-ups.
(6)	Represents $10,282 in automobile related payments, $18,382 in additional payments for employee benefits and $37 for tax gross-ups.
(7)	Represents $13,063 in automobile related payments, $17,398 in additional payments for employee benefits and $1,374 for tax gross-ups.
(8)	Represents $9,097 in automobile related payments, $17,649 in additional payments for employee benefits, $67,779 in severance and $601 for tax gross-ups.

Grants of Plan-Based Awards in Fiscal 2012

The table below summarizes the material terms of each equity award made to our named executive officers during the fiscal year ended December 31, 2012:

		Option Awards		Stock Awards
Name	Grant Date	Number of Securities Underlying Options(1)	Option Exercise Price	Number of Shares of Stock Awarded(2)	Grant Date Fair Value
Craig A. Collard	2/29/2012	95,000	$5.74	—	$347,311
Alastair McEwan	11/6/2012	—	—	50,000	$242,500
Kenneth R. McBean	—	—	—	—	—
Andrew K. W. Powell	2/29/2012	50,000	$5.74	—	$182,795
Joshua B. Franklin	2/29/2012	50,000	$5.74	—	$182,795
Vincent T. Morgus (3)	2/29/2012	45,000	$5.74	—	$164,516

(1)	The option awards reflected in these columns will vest 25% on the first anniversary of the date of the grant and approximately 2.08% monthly thereafter. The options expire 10 years from the grant date.
(2)	The vesting schedule for this restricted stock award is 50% on the first two anniversaries of the grant date.
(3)	Effective October 19, 2012, 27,187 of Mr. Morgus’s option awards were forfeited upon his termination.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table sets forth information regarding unexercised stock options and restricted stock that has not vested for each of our named executive officers outstanding as of December 31, 2012.

		Option Awards(1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Craig A. Collard	1/17/06	11,904	—	$0.43	8/1/2015
	3/16/07	238,083	—	$1.77	3/16/2017
	10/31/08	35,712	—	$3.90	10/31/2018
	5/28/09	44,791	5,209	$7.09	5/27/2019
	3/3/10	137,500	62,500	$5.26	3/2/2020
	3/2/11	41,562	53,438	$5.25	3/1/2021
	2/29/12	—	95,000	$5.74	2/27/2022

Alastair McEwan	11/6/12					50,000	(3)	236,500

Kenneth R. McBean	9/6/11	23,437	51,563	$7.12	9/5/2021
	9/6/11					34,350	(4)	162,476

Andrew K. W. Powell	3/2/11	21,875	28,125	$5.25	3/1/2021
	2/29/12	—	50,000	$5.74	2/27/2022
	10/30/09					27,060	(5)	127,994

Joshua B. Franklin	5/28/09	22,395	2,605	$7.09	5/27/2019
	7/28/09	42,708	7,292	$9.30	7/27/2019
	3/3/10	24,062	10,938	$5.26	3/2/2020
	3/2/11	10,937	14,063	$5.25	3/1/2021
	2/29/12	—	50,000	$5.74	2/27/2022
	5/28/09					12,500	(6)	59,125

Vincent T. Morgus	2/1/11	46,665	—	$5.88	1/31/2021
	2/29/12	17,813	—	$5.74	2/27/2022

(1)	Option awards granted on or before October 31, 2008 were fully vested as of December 31, 2010. Option awards granted on or after May 28, 2009 vest 25% on the first anniversary of the date of the grant and approximately 2.08% monthly thereafter.
(2)	All option awards are granted with exercise prices equal to the fair market value of our common stock on the grant date. The option awards granted by Cornerstone BioPharma prior to our merger with Cornerstone BioPharma on October 31, 2008 (the “Merger”) were based on Cornerstone BioPharma’s per share fair market value as determined by Cornerstone BioPharma’s Board of Directors. The option awards Cornerstone BioPharma granted on the date of the Merger were based on the closing price per share of our common stock reported by NASDAQ. Following the Merger, the exercise prices of all option awards we have granted equal the closing price per share of our common stock reported by NASDAQ on the grant date.
(3)	The vesting schedule for this restricted stock award is 50% on each of the first two anniversaries of the grant date. The grant date for the award was November 6, 2012.
(4)	The vesting schedule for this restricted stock award is 25% on each of the first anniversary of the grant date and approximately 6.3% on a day to be randomly determined in each of the next 11 calendar quarters (provided that in no event shall the days so chosen in two consecutive quarters be less than 60 days apart from each other). The grant date for the award was September 6, 2011.
(5)	The vesting schedule for this restricted stock award is 25% on each of the first anniversary of the grant date and approximately 6.3% on a day to be randomly determined in each of the next 11 calendar quarters (provided that in no event shall the days so chosen in two consecutive quarters be less than 60 days apart from each other). The grant date for the award was October 30, 2009.
(6)	The vesting schedule for this restricted stock award is 25% on each of the first four anniversaries of the grant date. The grant date for the award was May 28, 2009.

Option Exercises and Stock Vested in Fiscal 2012

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Craig A. Collard	—	—	—	—
Alastair McEwan	—	—	—	—
Kenneth R. McBean	—	—	15,650	94,028
Andrew K. W. Powell	—	—	27,720	157,727
Joshua B. Franklin	—	—	12,500	63,000
Vincent T. Morgus	—	—	55,000	303,211

Potential Payments Upon Termination and Change in Control

Employment Agreements

We have entered into employment agreements with each of our named executive officers that provide that each of our named executive officers is (or was) entitled to minimum annual base salary; consideration for a discretionary target annual bonus specified as a percentage of the executive officer’s base salary; car allowance or reimbursement (except Mr. McEwan); certain health, retirement and other benefits; and severance. The discretionary target annual bonus amounts are (or were) 50% for Mr. Collard, 40% for Mr. McBean and 35% for our other named executive officers. In addition, the employment agreement for Mr. Franklin provides for target annual awards of options to purchase 50,000 shares of our common stock, in the discretion of the Compensation Committee, in each of 2010, 2011 and 2012.

Each of the employment agreements with our named executive officers provides (or provided) that the named executive officer may not compete with us during the term of his employment and, if his employment is terminated, for certain periods following termination. For Mr. Collard, the noncompetition period continues for (i) one and a half years following a termination without Cause or for Good Reason and not during a Change of Control Period, (ii) two years following a termination without Cause or for Good Reason during a Change of Control Period and (iii) one year following a termination under any other circumstances. The noncompetition period for each of our other named executive officers extends for one year following termination in all circumstances.

The employment agreements also prohibit each of our named executive officers from soliciting, among others, our employees and customers during the term of his employment and for one year following the termination of his employment. Each employment agreement also contains customary provisions relating to confidentiality, proprietary information and non-disparagement. Additionally, the employment agreements provide that upon a Change of Control 100% of the named executive officer’s unvested stock options and restricted stock vest, regardless of whether his employment is terminated (except Mr. McEwan’s).

With respect to our named executive officers, except Mr. McEwan, if we terminate such executive officer’s employment without Cause or if the executive officer terminates his employment for Good Reason and such termination is not during a Change of Control Period, and if the executive officer executes a release and settlement agreement in a form acceptable to us, he will be entitled to:

•	a lump sum payment equal to one times (1.5 times in the case of Mr. Collard) his annualized base salary;

•	continuation of benefits for the shorter of 12 months or until he is eligible for other employer-sponsored health coverage;

•	a lump sum payment in an amount equal to a pro rata payment of his target cash bonus; and

•	accelerated vesting of all of his outstanding unvested stock options and restricted stock by one year.

With respect to Mr. Morgus and Mr. McBean, however, if we had provided notice of termination without Cause prior to the first anniversary of the effective date of the executive’s employment agreement, the above provisions would have been inapplicable.

With respect to Mr. McEwan, however, if we terminate his employment without Cause or he terminates his employment for Good Reason, without regard to our company being in a Change of Control Period, he will be entitled to:

•	a lump sum payment in an amount equal to a pro rata payment of his target cash bonus; and

•	accelerated vesting of all of his outstanding unvested stock options and restricted stock.

If we terminate a named executive officer’s (other than Mr. McEwan’s) employment without Cause or if the named executive officer terminates his employment for Good Reason and such termination is during a Change in Control Period, and if the named executive officer executes a release and settlement agreement in a form acceptable to us, he will be entitled to:

•	a lump sum payment equal to one times his annualized base salary (two times his highest annualized base salary during the three-year period prior to the Change in Control in the case of Mr. Collard);

•	continuation of benefits for the shorter of 12 months (24 months in the case of Mr. Collard) or until he is eligible for other employer-sponsored health coverage;

•	a lump sum payment in an amount equal to a pro rata payment of his target cash bonus (the annual bonus paid or payable for the most recently completed fiscal year in the case of Mr. Collard); and

•	accelerated vesting of 100% of his outstanding unvested stock options and restricted stock.

If Mr. Collard’s employment is terminated due to his death, then his estate will receive a lump sum payment in an amount equal to a pro rata payment of the annual cash bonus, if any, paid to him in the year prior to his death. For all other named executive officers, if terminated due to their death, the named executive officer’s estate will receive a lump sum payment in an amount equal to a pro rata payment of the annual cash bonus for which such named executive officer would have been eligible.

Upon termination of Mr. Collard’s employment, we will pay or reimburse Mr. Collard for the balance of the remaining lease payments on the vehicle provided by us for his use, and will assign and transfer title and other appropriate evidence of ownership of the vehicle to him in exchange for $100.

For purposes of each of the employment agreements with our named executive officers, the applicable terms below have the following meanings:

“Cause” means:

•	use of alcohol or narcotics which proximately results in the willful material breach or habitual willful neglect of duties;

•	criminal conviction of fraud, embezzlement, misappropriation of assets, or conviction of any felony or certain other serious crimes, but in no event traffic or similar violations;

•

any act constituting willful misconduct which is materially detrimental to our best interests, including but not limited to misappropriation of, or intentional damage to, our funds, property or business;

•	a material violation of our policies, including but not limited to violations of our policies prohibiting harassment or discrimination; or

•	willful breach of the employment agreement, if such willful breach is not cured within thirty (30) days after our written notice thereof specifying the nature of such willful material breach.

“Good Reason” means:

•	a material reduction in the annual base compensation (but exclusive of any target cash bonus, annual equity award or other similar cash bonus or equity plans for this purpose);

•	relocation of the place of business at which the named executive officer is principally located to a location that is greater than thirty (30) miles from its current location;

•	our failure to comply with a material term of the named executive officer’s employment agreement; or

•

a material reduction in the named executive officer’s level of responsibility to that which is not consistent with the position held by the named executive officer, and with respect to Mr. McEwan, a change in his reporting relationship.

In addition, Mr. Morgus’s executive employment agreement provided, and Mr. McBean’s executive employment agreement provides, that “Good Reason” exists if (i) our shares cease to be publicly traded at a time when Chiesi and its affiliates do not own at least 50% of our outstanding shares or (ii) our shares are delisted from or by NASDAQ at a time when Chiesi and its affiliates do not own at least 50% of our outstanding shares.

“Change of Control” means:

•

an acquisition of beneficial ownership of our capital stock by any one person or group (other than, in the case of Mr. Morgus and Mr. McBean, Chiesi or its affiliates) if, following such acquisition, such person or group has 50% or more of the combined voting power of our then-outstanding securities entitled to vote generally in the election of directors;

•

such time as the Continuing Directors (as defined below) do not constitute a majority of our Board of Directors, where the term “Continuing Director” means at any date a member of the Board of Directors (i) who was a member of the Board of Directors on the date of the initial adoption of the Employment Agreement by the Board of Directors or (ii) who was nominated or elected subsequent to such date by at least a majority of the directors who were Continuing Directors at the time of such nomination or election or whose election to the Board of Directors was recommended or endorsed by at least a majority of the directors who were Continuing Directors at the time of such nomination or election; provided, however, that (x) there shall be excluded from clause (i) any individual whose initial assumption of office occurred as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents, by or on behalf of a person other than the Board of Directors and (y) with respect to Mr. Morgus and Mr. McBean, changes in board composition initiated by Chiesi or its affiliates do not constitute a Change of Control;

•

the consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving us or a sale or other disposition of all or substantially all of our assets unless, immediately following such transaction (i) all or substantially all of the individuals and entities who were the beneficial owners of the outstanding voting securities immediately prior to such transaction beneficially own, directly or indirectly, more than 50% of the combined voting power of the then-outstanding securities entitled to vote generally in the election of directors, respectively, of the resulting or acquiring corporation in such transaction in substantially the same proportions as their ownership of the outstanding voting securities immediately prior to such transaction and (ii) no person beneficially owns, directly or indirectly, 50% or more of the combined voting power of the then-outstanding securities of such corporation entitled to vote generally in the election of directors (except to the extent that such ownership existed prior to such transaction); or

•	our liquidation or dissolution.

“Change of Control Period” means the period from three (3) months before until three (3) months after the date on which a Change of Control occurs.

Payments Upon Termination or Change of Control

The following table summarizes the estimated amounts payable to each named executive officer, other than Mr. Morgus, in the event of a termination of employment or change of control, or both. These estimates are based on the assumption that the various triggering events occurred on December 31, 2012, the last business day of fiscal 2012, when the closing price of the company’s stock was $4.73.

Name	Triggering Event	Severance	Bonus	Equity	Health(1)	Other(2)	Total
Craig A. Collard	Voluntary/For Cause/Disability	$—	$—	$—	$—	$—	$—
	Death	$—	$300,000	$—	$—	$—	$300,000
	Without Cause/For Good Reason (not in Change of Control Period)	$600,000	$300,000	$—	$18,659	$26,899	$945,558
	Without Cause/For Good Reason (in Change of Control Period)	$800,000	$375,000	$—	$37,318	$29,635	$1,241,953
	Change of Control (no termination)	$—	$—	$—	$—	$—	$—

Alastair McEwan	Voluntary/For Cause/Disability	$—	$—	$—	$—	$—	$—
	Death	$—	$16,625	$—	$—	$—	$16,625
	Without Cause/For Good Reason	$—	$16,625	$236,500	$—	$—	$253,125
	Change of Control (no termination)	$—	$—	$—	$—	$—	$—

Kenneth R. McBean	Voluntary/For Cause/Disability	$—	$—	$—	$—	$—	$—
	Death	$—	$118,000	$—	$—	$—	$118,000
	Without Cause/For Good Reason (not in Change of Control Period)	$295,000	$118,000	$59,598	$18,659	$2,018	$493,275
	Without Cause/For Good Reason (in Change of Control Period)	$295,000	$118,000	$162,476	$18,659	$2,018	$596,153
	Change of Control (no termination)	$—	$—	$162,476	$—	$—	$162,476

Andrew K. W. Powell	Voluntary/For Cause/Disability	$—	$—	$—	$—	$—	$—
	Death	$—	$98,175	$—	$—	$—	$98,175
	Without Cause/For Good Reason (not in Change of Control Period)	$280,500	$98,175	$82,775	$18,659	$1,919	$482,028
	Without Cause/For Good Reason (in Change of Control Period)	$280,500	$98,175	$82,775	$18,659	$1,919	$482,028
	Change of Control (no termination)	$—	$—	$82,775	$—	$—	$82,775

Joshua B. Franklin	Voluntary/For Cause/Disability	$—	$—	$—	$—	$—	$—
	Death	$—	$81,113	$—	$—	$—	$81,113
	Without Cause/For Good Reason (not in Change of Control Period)	$233,864	$81,113	$59,125	$18,659	$1,600	$394,361
	Without Cause/For Good Reason (in Change of Control Period)	$233,864	$81,113	$59,125	$18,659	$1,600	$394,361
	Change of Control (no termination)	$—	$—	$59,125	$—	$—	$59,125

(1)	Represents the cost of healthcare continuation that we would pay during the severance period. Amounts are based on the cost of continuing coverage under the Consolidated Omnibus Budget Reconciliation Act, as amended (“COBRA”). The expenses are based on the coverage and premium rates in force on December 31, 2012.
(2)	Represents life and disability insurance premiums for 12 months for each named executive officer, except Mr. McEwan and that in the case of Mr. Collard, it represents life and disability insurance premiums for 24 months if terminated without cause or for good reason during a change of control period. In addition, Mr. Collard’s amount includes $24,262 representing the balance of the remaining lease payments on the vehicle provided by us for his use.

In October 2012, Mr. Morgus was terminated. In connection with the termination of his employment, Mr. Morgus received the following severance benefits: (i) a lump sum payment of $285,000, being an amount equal to one times his annual base salary and $74,812, being a pro rata portion of his target cash bonus for 2012, provided, however, that the amount of the lump sum payment was reduced by (a) the value of his 20,460 shares of remaining unvested restricted stock and (b) the amount of withholding tax paid by the company with respect to the vesting of all of his previously unvested 34,320 shares of restricted stock; (ii) monthly payments in the amount of 100% of the monthly COBRA premiums for continued health and dental coverage for him and his dependents and 100% of the amount of the monthly premiums paid by our company for life insurance and disability insurance for him until the earlier of one year after his last day of employment or the last day of the first month when he is eligible for other employer-sponsored health coverage; and (iii) accelerated vesting of his 35,312 outstanding unvested stock options and 13,860 shares of restricted stock that would have vested on or before October 19, 2013.

Director Compensation

We use fees and option awards to attract and retain qualified candidates to serve on our Board of Directors. In setting director compensation, we consider both the significant amount of time directors expend in fulfilling their duties to us and the skill level required to be a director.

Director Compensation for Fiscal 2012

The table below summarizes the compensation we paid our directors for the fiscal year ended December 31, 2012.

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Total ($)
Alessandro Chiesi(3)	26,000	48,756	74,756
Christopher Codeanne(4)	55,000	48,756	103,756
Michael Enright(4)	50,000	48,756	98,756
Anton Giorgio Failla(5)	45,000	48,756	93,756
James Harper(6)	48,750	20,315	69,065
Michael Heffernan(7)	52,500	48,756	101,256
Laura Shawver(8)	21,500	68,902	90,402
Robert Stephan(5)	45,000	48,756	93,756
Marco Vecchia(9)	45,000	48,756	93,756

(1)	Craig A. Collard, our Chief Executive Officer, is a director but receives no additional compensation for his services as a director. The compensation received by Mr. Collard as our President (through September) and Chief Executive Officer in 2012 is shown in the Summary Compensation Table.
(2)	The amounts in this column reflect the aggregate grant date fair value of stock option awards granted during the year computed in accordance with Financial Accounting Standards Board ASC Topic 718, Compensation — Stock Compensation. The assumptions made in determining the fair values of our option awards are set forth in Note 9 to our 2012 Consolidated Financial Statements and in the Critical Accounting Policies and Estimates section of our Management’s Discussion and Analysis, each of which is included in Items 8 and 7, respectively of this annual report on Form 10-K.
(3)	Option awards consist of one grant for 15,000 shares made on May 22, 2012 with a grant date fair value of $48,756. No option awards have been forfeited and there were 30,000 aggregate shares underlying outstanding option awards as of December 31, 2012. Effective June 6, 2012, Mr. Chiesi resigned from the Board of Directors. His outstanding option awards expired unexercised on March 6, 2013.
(4)	Option awards consist of one grant for 15,000 shares made on May 22, 2012 with a grant date fair value of $48,756. No option awards have been forfeited and there were 60,833 aggregate shares underlying outstanding option awards as of December 31, 2012.
(5)	Option awards consist of one grant for 15,000 shares made on May 22, 2012 with a grant date fair value of $48,756. No option awards have been forfeited and there were 52,500 aggregate shares underlying outstanding option awards as of December 31, 2012.
(6)	Option awards consist of one grant for 6,250 shares made on May 22, 2012 with a grant date fair value of $20,315. No option awards have been forfeited and there were 26,250 aggregate shares underlying outstanding option awards as of December 31, 2012.
(7)	Option awards consist of one grant for 15,000 shares made on May 22, 2012 with a grant date fair value of $48,756. No option awards have been forfeited and there were 64,404 aggregate shares underlying outstanding option awards as of December 31, 2012.
(8)	Option awards consist of one grant for 20,000 shares made on June 6, 2012 with a grant date fair value of $68,902. No option awards have been forfeited and there were 20,000 aggregate shares underlying outstanding option awards as of December 31, 2012.
(9)	Option awards consist of one grant for 15,000 shares made on June 6, 2012 with a grant date fair value of $48,756. No option awards have been forfeited and there were 45,000 aggregate shares underlying outstanding option awards as of December 31, 2012.

Our Board of Directors has approved a Non-Employee Director Compensation and Reimbursement Policy, or the Director Compensation Policy, which applies to all non-employee directors, with effect from their date of election or appointment. The Director Compensation Policy provides that each non-employee member of our Board of Directors is eligible to receive the following:

•	A $30,000 annual retainer, payable in installments of $7,500 quarterly in arrears; and

•	Up to an annual aggregate maximum of $15,000 for attendance fees for the following:

•	$2,000 for each meeting of the Board of Directors that the director attends in person;

•	$1,000 for each meeting of any board committee on which the director serves that the director attends in person;

•	$1,000 for each meeting of the Board of Directors that the director attends by teleconference; and

•	$500 for each meeting of any board committee on which the director serves that the director attends by teleconference.

The annual fee for the lead independent director, if any, is $10,000, the annual fee for the chair of the Audit Committee is $10,000, the annual fee for the chair of the Compensation Committee is $7,500, and the annual fee for the chair of the Nominating and Corporate Governance Committee is $5,000.

Under the Director Compensation Policy, each non-employee director will receive an option to purchase up to 20,000 shares of our common stock upon his or her initial election to our Board of Directors and an option to purchase up to 15,000 shares of our common stock at each year’s annual meeting after which he or she continues to serve as a director. The shares subject to options granted upon initial election will become exercisable in 36 equal monthly installments beginning one month from the date of grant, and the shares subject to options granted upon re-election will become exercisable in 12 equal monthly installments beginning one month from the date of grant.

We reimburse each non-employee director for reasonable travel and other expenses incurred in connection with attending meetings of the Board of Directors and its committees. We pay all reasonable expenses related to continuing director education. However, we pay only a pro rata portion of education expenses for our non-employee directors who serve on any additional public company boards.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors consists of Mr. Heffernan, Mr. Harper and Ms. Shawver. Mr. Heffernan is the chairman of the Compensation Committee. No member of the Compensation Committee was at any time during the fiscal year ended December 31, 2012, or formerly, an officer or employee of Cornerstone Therapeutics or any subsidiary of Cornerstone Therapeutics, nor has any member of the Compensation Committee had any relationship with us during the fiscal year ended December 31, 2012 requiring disclosure under Item 404 of Regulation S-K under the Exchange Act.

None of our executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of the Compensation Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 regarding securities authorized for issuance under our equity compensation plans, consisting of our 2004 Stock Incentive Plan, our 2003 Stock Incentive Plan, the 2005 Cornerstone BioPharma Holdings, Inc. Stock Incentive Plan, or the 2005 Stock Incentive Plan, and the Cornerstone BioPharma Holdings, Inc. 2005 Stock Option Plan, or the 2005 Stock Option Plan. All of our equity compensation plans were approved by our stockholders, except that the 2005 Stock Incentive Plan and the 2005 Stock Option Plan were approved by Cornerstone BioPharma’s stockholders prior to the Merger. In connection with the Merger, we assumed each outstanding option, whether vested or unvested, to purchase Cornerstone BioPharma’s common stock, and these options became options to purchase our common stock. We assumed the 2005 Stock Incentive Plan and the 2005 Stock Option Plan on the same terms and conditions as were applicable under those plans immediately prior to the effective time of Merger.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1) (c)
Equity compensation plans approved by stockholders	2,448,354	$5.26	801,361

Equity compensation plans not approved by stockholders	—	—	—

Total	2,448,354	$5.26	801,361

(1)	In addition to being available for future issuance upon exercise of stock options that may be granted after December 31, 2012, our 2004 Stock Incentive Plan provides for the issuance of restricted stock awards and other stock-based awards.

STOCK OWNERSHIP INFORMATION

The following table sets forth information regarding beneficial ownership of our common stock as of April 5, 2013 by:

•	each person, entity or group of affiliated persons or entities known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	our Chief Executive Officer, our Chief Financial Officer, our three other most highly compensated executive officers during 2012 and our former Chief Financial Officer; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the applicable rules of the SEC and includes voting or investment power with respect to shares of our common stock. Shares of common stock issuable under stock options and warrants that are currently exercisable or exercisable within 60 days of April 5, 2013 are deemed to be beneficially owned by the person holding the option or warrant for purposes of calculating the percentage ownership of that person but are not deemed outstanding for purposes of calculating the percentage ownership of any other person. The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to the shares of common stock beneficially owned by them, except, where applicable, to the extent authority is shared by spouses under community property laws.

Name and Address of Beneficial Owner(1)	Number of Outstanding Shares Beneficially Owned	Shares Underlying Options Exercisable within 60 Days		Total Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders
Chiesi Farmaceutici S.p.A.(2)	15,687,538	4,226,542	(3)	19,914,080	64.2%
Via Palermo 26/A
43122 Parma, Italy
Craig A. Collard(4)	1,612,225	575,386		2,187,611	8.0%
Chief Executive Officer and Director
Cornerstone Biopharma Holdings, Ltd.	1,567,225	—		1,567,225	5.9%
Directors and Named Executive Officers
Christopher Codeanne	—	60,833		60,833	*
Director
Michael Enright	—	60,833		60,833	*
Director
Anton Giorgio Failla	—	52,500		52,500	*
Director
James Harper	—	16,250		16,250	*
Director
Michael Heffernan	—	64,404		64,404	*
Director
Laura Shawver	—	6,111		6,111	*
Director
Robert Stephan	—	52,500		52,500	*
Director
Marco Vecchia	—	45,000		45,000	*
Director
Alastair McEwan	297,241	—		297,241	1.1%
Chief Financial Officer
Kenneth R. McBean	83,705	31,248		114,953	*
President
Andrew K. W. Powell	117,430	43,749		161,179	*
Executive Vice President, General Counsel and Secretary
Joshua B. Franklin	45,944	127,914		173,858	*
Vice President, Strategy and Business Development
Vincent T. Morgus	57,566	—		57,566	*
Former Executive Vice President, Finance, Chief Financial Officer and Treasurer
All executive officers and directors as a group (14 persons, consisting of 6 executive officers and 8 non-employee directors)	2,237,492	1,252,299		3,489,791	12.4%

*	Represents beneficial ownership of less than one percent of common stock.
(1)	Unless otherwise indicated, the address of each beneficial owner is care of Cornerstone Therapeutics Inc., 1255 Crescent Green Drive, Suite 250, Cary, North Carolina 27518.
(2)	Includes 15,687,538 shares of common stock held by Chiesi U.S. Corporation, a wholly owned subsidiary of Chiesi.
(3)	Includes 4,226,542 shares of common stock issuable upon conversion of the $30,000,000 principal amount of Term Loan B, as of April 5, 2013, pursuant to the Credit Agreement, at a conversion rate of $7.098 per share.
(4)	Includes 1,567,225 shares of common stock held by Cornerstone Biopharma Holdings, Ltd. Mr. Collard owns 100% of the outstanding common stock and is the President, Chief Executive Officer and a director of Cornerstone Biopharma Holdings, Ltd. and by virtue of such positions exercises voting and investment power with respect to the Cornerstone Therapeutics Inc. shares owned by Cornerstone Biopharma Holdings, Ltd.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

U.S. CUROSURF Agreement

As a result of the Chiesi Transaction, Chiesi manufactures all of our requirements of CUROSURF, which we began promoting and selling in September 2009. Pursuant to our license and distribution agreement with Chiesi for CUROSURF, as amended (the “U.S. CUROSURF Agreement”), we purchase inventory from Chiesi at a defined supply price by product as set forth in the agreement. Inventory purchases from Chiesi under the U.S. CUROSURF Agreement from inception through March 31, 2013 aggregated approximately $83.6 million. As of March 31, 2013, we had accounts payable of approximately $2.7 million due to Chiesi.

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

BETHKIS® License and Distribution Agreement

On November 6, 2012, we entered into a license and distribution agreement with Chiesi pursuant to which we obtained an exclusive license to the U.S. commercial rights to Chiesi’s BETHKIS product. Under the agreement, we made an initial payment to Chiesi of $1.0 million and will make a $2.5 million payment upon the first commercial sale of the product in the United States. We are also required to pay certain costs related to a Phase IV clinical trial with respect to the product and quarterly royalties based on a percentage of net sales.

Consulting Agreement with Alastair McEwan

Prior to serving as of Chief Financial Officer, Mr. McEwan was a consultant to our company providing strategic, management, financial and corporate governance advice to us from November 1, 2009 through November 5, 2012. In connection with his service as a consultant during the year ended December 31, 2012, Mr. McEwan received compensation of approximately $122,000.

Policies and Procedures Regarding Review, Approval or Ratification of Related Person Transactions

In March 2007, our Board of Directors adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our General Counsel, who we refer to as our chief legal officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Audit Committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chair of the Audit Committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the Audit Committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the Audit Committee will review and consider:

•	the related person’s interest in the related person transaction;

•	the approximate dollar value of the amount involved in the related person transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to us of, the transaction; and

•

any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Audit Committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in, or is not in conflict with, our best interests. The Audit Committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our Board of Directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•

interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and

•	a transaction that is specifically contemplated by provisions of our charter or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the Compensation Committee in the manner specified in its charter.

Board Determination of Independence

Under applicable NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. These rules also specify certain persons whose relationships with us would preclude them from being considered independent. Our Board of Directors has determined that each of the following current members of our Board of Directors is an “independent director” as defined under applicable NASDAQ rules, including that each such director is free of any relationship that would interfere with the exercise of his or her independent judgment in carrying out his or her responsibilities as a director: Mr. Codeanne, Mr. Enright, Mr. Harper, Mr. Heffernan, Dr. Shawver and Mr. Stephan. In reaching the determination with respect to Mr. Stephan, the Board of Directors considered Mr. Stephan’s prior representation of Chiesi in various matters unrelated to the Chiesi Transaction, and the fees he received from Chiesi under consulting and/or retainer arrangements prior to his retirement in 2012.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policy and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

Independent Registered Public Accounting Firm’s Fees

The following table summarizes the fees that Ernst & Young LLP billed to us during 2012, its first year as our independent registered public accounting firm for audit and other services. Audit fees include an estimate of amounts not yet billed.

Fee Category	2012
Audit Fees(1)	$339,000
Audit-Related Fees(2)	44,000
Tax Fees(3)	73,000
All Other Fees(4)	—

Total Fees	$456,000

(1)	Audit fees consist of fees related to professional services rendered in connection with reviews of our quarterly filings on Form 10-Q, the audit of our consolidated financial statements and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.”
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services relate to the preparation of federal and state tax returns and quarterly estimated tax payments. Tax advice and tax planning services relate to miscellaneous items.
(4)	No fees for other services were incurred in 2012.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

For a list of the financial information included herein, see “Index to Consolidated Financial Statements” in Item 8 of this annual report on Form 10-K.

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
Craig A. Collard
Chief Executive Officer
April 11, 2013

Date: April 11, 2013

Exhibit Index

Exhibit No	Description

2.1	Agreement and Plan of Merger among the Registrant, Neptune Acquisition Corp. and Cornerstone BioPharma Holdings, Inc. dated May 1, 2008 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2008).

2.2	Amendment No. 1, dated August 7, 2008, to Agreement and Plan of Merger among the Registrant, Neptune Acquisition Corp. and Cornerstone BioPharma Holdings, Inc. dated May 1, 2008 (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

2.3	Agreement and Plan of Merger among the Registrant, Cohesion Merger Sub, Inc., Cardiokine, Inc. and Shareholder Representative Services LLC dated December 28, 2011 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 28, 2011).

2.4+**	Asset Purchase Agreement between the Registrant and Vansen Pharma, Inc. dated March 7, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

2.5+**	Asset Purchase Agreement between the Registrant and Merus Labs International Inc. dated March 7, 2012 (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

2.6**	Agreement and Plan of Merger among the Registrant, Stone Acquisition Sub, Inc., EKR Holdings, Inc. and EKR Therapeutics, Inc. dated May 14, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 14, 2012).

2.7	Amendment No. 1, dated June 26, 2012, to Agreement and Plan of Merger among the Registrant, Stone Acquisition Sub, Inc., EKR Holdings, Inc. and EKR Therapeutics, Inc. dated May 14, 2012 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated June 21, 2012).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.2	Amendment to the Registrant’s Certificate of Incorporation, effecting a 10-to-1 reverse stock split of the Registrant’s common stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).

3.3	Amendment to the Registrant’s Certificate of Incorporation, changing the name of the corporation from Critical Therapeutics, Inc. to Cornerstone Therapeutics Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).

3.4	Amendment to the Registrant’s Certificate of Incorporation, effecting certain changes pursuant to the Governance Agreement among Chiesi Farmaceutici S.p.A., the Registrant and certain other stockholders of the Registrant dated May 6, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 27, 2009).

3.5	Fourth Amended and Restated Bylaws of the Registrant dated July 28, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 27, 2009).

4.1	Form of the Registrant’s Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).

10.1+	Co-Promotion and Marketing Services Agreement between the Registrant and Dey, L.P. dated March 13, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.2+	Amendment No. 1, dated June 25, 2007, to Co-Promotion and Marketing Services Agreement between the Registrant and Dey, L.P. dated March 13, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.3+	Amendment No. 2, dated May 4, 2009, to Co-Promotion and Marketing Services Agreement between the Registrant and Dey, L.P. dated March 13, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.4	Consent and Waiver, dated March 7, 2012, with respect to Co-Promotion and Marketing Services Agreement between the Registrant and Dey, L.P. dated March 13, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.5+	Agreement for Manufacturing and Supply of Zileuton between Shasun Pharma Solutions Limited (formerly known as Rhodia Pharma Solutions Ltd.) and the Registrant dated February 8, 2005 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.6+	Amendment No. 1, dated May 9, 2007, to Agreement for Manufacturing and Supply of Zileuton, between Shasun Pharma Solutions Limited (formerly known as Rhodia Pharma Solutions Ltd.) and the Registrant dated February 8, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.7+	Manufacturing and Supply Agreement among the Registrant, Jagotec AG and SkyePharma PLC dated August 20, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.8+	Letter Amendment, dated June 12, 2009, to Manufacturing and Supply Agreement among the Registrant, Jagotec AG and SkyePharma PLC dated August 20, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 12, 2009).

10.9+	License Agreement between the Registrant and Abbott Laboratories dated December 18, 2003 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).

10.10	Amendment No. 1, dated April 13, 2005, to License Agreement between the Registrant and Abbott Laboratories dated December 18, 2003 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.11+	Amendment No. 2, dated January 28, 2010, to License Agreement between the Registrant and Abbott Laboratories dated December 18, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.12+	License Agreement between the Registrant and Abbott Laboratories dated March 19, 2004 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).

10.13	Amendment No. 1, dated September 15, 2004, to License Agreement between the Registrant and Abbott Laboratories dated March 19, 2004 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.14+	Agreement between the Registrant and Jagotec AG dated December 3, 2003 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).

10.15+	Development and Scale-Up Agreement between the Registrant and Jagotec AG dated May 5, 2004 (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113727)).

10.16+	Development and Manufacturing Agreement among Neos Therapeutics, L.P., Coating Place, Inc. and Cornerstone BioPharma, Inc. dated February 27, 2008 (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).

10.17+	Amendment No. 1, dated June 16, 2009, to Development and Manufacturing Agreement among Neos Therapeutics, L.P., Coating Place, Inc. and Cornerstone BioPharma, Inc. dated February 27, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2009).

10.18+	Copromotion Agreement between the Registrant and Vansen Pharma, Inc. dated March 7, 2012 (included as Exhibit F in Exhibit 2.4 hereto).

10.19+	Amended and Restated Development and Manufacturing Agreement between EKR Therapeutics, Inc. and Baxter Healthcare Corporation dated April 9, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.20	Stock Purchase Agreement between Chiesi Farmaceutici S.p.A. and the Registrant dated May 6, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2009; Exhibits A, B, C, D and E thereto incorporated by reference to Exhibits 10.9-10.14, 10.4, 10.3, 10.5 and 10.6, respectively, to the Registrant’s Current Report on Form 8-K dated May 6, 2009; and Exhibit H thereto incorporated by reference to Exhibit 10.2 to the Registrant’s Amendment No. 1 on Form 8-K/A to Current Report on Form 8-K dated May 6, 2009).

10.21+	License and Distribution Agreement between Chiesi Farmaceutici S.p.A. and the Registrant dated May 6, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Amendment No. 1 on Form 8-K/A to Current Report on Form 8-K dated May 6, 2009).

10.22	Amendment No. 1, dated September 28, 2010, to License and Distribution Agreement between Chiesi Farmaceutici S.p.A. and the Registrant dated May 6, 2009 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.23+	Amendment No. 2, dated December 14, 2012, to License and Distribution Agreement between Chiesi Farmaceutici S.p.A. and the Registrant dated May 6, 2009 (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.24	Commitment Letter between the Registrant and Chiesi Farmaceutici S.p.A. dated May 14, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 14, 2012).

10.25	Credit Agreement among the Registrant, Chiesi Farmaceutici S.p.A., as administrative agent and the initial lender, and the other lenders from time to time party thereto dated June 21, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2012).

10.26	License and Distribution Agreement between Chiesi Farmaceutici S.p.A. and the Registrant dated November 6, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated November 6, 2012).

10.27	Governance Agreement among the Registrant, Chiesi Farmaceutici S.p.A. and, solely with respect to the sections identified therein, Cornerstone BioPharma Holdings, Ltd., Carolina Pharmaceuticals Ltd. and Lutz Family Limited Partnership dated May 6, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).

10.28	Stockholders Agreement among the Registrant, Chiesi Farmaceutici S.p.A., Craig A. Collard, Steven M. Lutz, Cornerstone BioPharma Holdings, Ltd., Carolina Pharmaceuticals Ltd. and Lutz Family Limited Partnership dated May 6, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).

10.29	Amendment, dated June 26, 2009, to Stockholders Agreement among the Registrant, Chiesi Farmaceutici S.p.A., Craig A. Collard, Steven M. Lutz, Cornerstone BioPharma Holdings, Ltd., Carolina Pharmaceuticals Ltd. and Lutz Family Limited Partnership dated May 6, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 26, 2009).

10.30	Registration Rights Agreement between the Registrant and Chiesi Farmaceutici S.p.A. dated May 6, 2009 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).

10.31	Registration Rights Agreement among the Registrant, Craig A. Collard, Steven M. Lutz, Cornerstone BioPharma Holdings, Ltd., Carolina Pharmaceuticals Ltd. and Lutz Family Limited Partnership dated May 6, 2009 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).

10.32	Stock Purchase Agreement among the Registrant, Chiesi Farmaceutici S.p.A., Craig A. Collard, Steven M. Lutz, Cornerstone BioPharma Holdings, Ltd. and Lutz Family Limited Partnership dated December 16, 2010 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.33	Lease Agreement between Crescent Lakeside, LLC and the Registrant (as assignee of Cornerstone BioPharma Holdings, Inc.) dated May 1, 2008 (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).

10.34	Lease Modification Agreement No. 1, dated October 31, 2008, to Lease Agreement between Crescent Lakeside, LLC and the Registrant (as assignee of Cornerstone BioPharma Holdings, Inc.) dated May 1, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.35	Lease Modification Agreement No. 2, dated October 2, 2009, to Lease Agreement between Crescent Lakeside, LLC and the Registrant (as assignee of Cornerstone BioPharma Holdings, Inc.) dated May 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.36#	2004 Stock Incentive Plan of the Registrant (as Amended and Restated May 20, 2010) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2010).

10.37#	Form of Incentive Stock Option Agreement granted under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.38#	Form of Nonstatutory Stock Option Agreement granted under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.39#	Form of Nonstatutory Stock Option Agreement for a Non-Employee Director granted under the 2004 Stock Incentive Plan (for awards granted before May 20, 2010) (incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.40#	Form of Nonstatutory Stock Option Agreement for a Non-Employee Director granted under the 2004 Stock Incentive Plan (for awards granted from May 20, 2010 to May 18, 2011) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.41#	Form of Nonstatutory Stock Option Agreement for a Non-Employee Director granted under the 2004 Stock Incentive Plan (for awards granted on or after May 19, 2011) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.42#	Form of Restricted Stock Agreement granted under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.43#	Cornerstone BioPharma Holdings, Inc. 2005 Stock Incentive Plan (as Amended and Restated effective October 31, 2008) (incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).

10.44#	Form of Nonstatutory Stock Option Agreement granted under the Cornerstone BioPharma Holdings, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).

10.45#	Cornerstone BioPharma Holdings, Inc. 2005 Stock Option Plan (as Amended and Restated effective October 31, 2008) (incorporated by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).

10.46#	Form of Nonstatutory Employee Stock Option Agreement granted under the Cornerstone BioPharma Holdings, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).

10.47#	Amended and Restated Non-Employee Director Compensation and Reimbursement Policy of the Registrant effective May 18, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.48#	Amended and Restated Executive Employment Agreement between the Registrant and Craig A. Collard dated May 6, 2009 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).

10.49#	Amended and Restated Executive Employment Agreement between the Registrant and Joshua B. Franklin dated May 6, 2009 (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).

10.50#	Executive Employment Agreement between the Registrant and Kenneth R. McBean dated September 6, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 30, 2011).

10.51#	Executive Employment Agreement between the Registrant and Alastair McEwan dated November 6, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 5, 2012).

10.52#	Letter Agreement between the Registrant and Alastair McEwan dated November 6, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 5, 2012).

10.53#	Executive Employment Agreement between the Registrant and Vincent T. Morgus dated February 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2011).

10.54#	Separation Letter Agreement and General Release between the Registrant and Vincent T. Morgus dated October 19, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 19, 2012).

10.55#	Executive Employment Agreement between the Registrant and Andrew K. W. Powell dated October 30, 2009 (incorporated by reference to Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.56#	Executive Employment Agreement between the Registrant and Alan Roberts dated May 6, 2009 (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated May 6, 2009).

10.57#	Form of Indemnification Agreement, entered into between Cornerstone BioPharma Holdings, Inc. and each of Craig A. Collard and Alastair McEwan (incorporated by reference to Exhibit 10.36 to the Registrant’s Current Report on Form 8-K dated October 30, 2008).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

23.1	Consent of Ernst & Young LLP (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

23.2	Consent of Grant Thornton LLP (filed as Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

101*	The following materials from Cornerstone Therapeutics Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (furnished as Exhibit 101 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	Pursuant to Regulation S-K, Item 601(b)(2), certain schedules to this exhibit have not been filed herewith. A list of omitted schedules is included in the agreement. The Registrant agrees to furnish supplementally a copy of any such schedule to the Securities and Exchange Commission upon request; provided, however, that the Registrant may request confidential treatment of omitted items.
#	Management contract or compensatory plan or arrangement.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment, which portions have been separately filed with the Securities and Exchange Commission.