Form 10-Q
period 2013-03-31
CORNERSTONE THERAPEUTICS INC
filed 2013-05-09
CIK 1145404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 2, 2013, the registrant had 26,802,150 shares of Common Stock, $0.001 par value per share, outstanding.

CORNERSTONE THERAPEUTICS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of historical fact, including statements regarding the progress and timing of our product development programs and related trials; our future opportunities; our strategy, future operations, anticipated financial position, future revenues and projected costs; our management’s prospects, plans and objectives; and any other statements about management’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates”; our ability to develop and maintain the necessary sales, marketing, supply chain, distribution and manufacturing capabilities to commercialize our products; our ability to replace the revenues from products we no longer market; patient, physician and third-party payer acceptance of our products as safe and effective therapeutic products; our heavy dependence on the commercial success of a relatively small number of currently marketed products; our ability to maintain regulatory approvals to market and sell our products; our ability to obtain U.S. Food and Drug Administration, or FDA, approval to manufacture, market and sell our products and product candidates, including LIXAR® and RETAVASE®; our ability to successfully and effectively launch our Hydrocodone Polistirex and Chlorpheniramine Polistirex Extended Release Suspension product and BETHKIS®; our ability to enter into additional strategic licensing, product acquisition, collaboration or co-promotion transactions on favorable terms, if at all; our ability to manage and control unknown liabilities in connection with any acquisitions; our ability to successfully manage growth or integrate acquired businesses and operations; our ability to maintain compliance with NASDAQ listing requirements; adverse side effects experienced by patients taking our products; difficulties relating to clinical trials, including difficulties or delays in the completion of patient enrollment, data collection or data analysis; the results of preclinical studies and clinical trials with respect to our product candidates and whether such results will be indicative of results obtained in later clinical trials; our ability to develop and commercialize our product candidates before our competitors develop and commercialize competing products; our ability to satisfy FDA and other regulatory requirements; our substantial indebtedness and debt covenants; and our ability to obtain, maintain and enforce patent and other intellectual property protection for our products and product candidates. These and other risks are described in greater detail in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, or SEC, on March 14, 2013. Any material changes to the risk factors disclosed in the annual report are discussed below in “Part II – Item 1A. Risk Factors.” If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements in this quarterly report on Form 10-Q represent our views only as of the date of this quarterly report on Form 10-Q and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, whether as a result of new information, future events or otherwise, except as may be required by law. Our forward-looking statements do not reflect the potential impact of any acquisitions, mergers, dispositions, business development transactions, joint ventures or investments we may enter into or make.

ITEM 1. FINANCIAL STATEMENTS

CORNERSTONE THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2013 (Unaudited)	December 31, 2012 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$63,392	$56,250
Accounts receivable, net	16,672	14,368
Inventories, net	9,808	11,384
Prepaid expenses	4,374	3,343
Income tax receivable	450	4,094
Deferred tax asset	2,593	1,614
Acquisition-related current assets	9,655	11,134
Other current assets	221	379

Total current assets	107,165	102,566

Property and equipment, net	1,489	1,310
Product rights, net	227,956	232,111
Goodwill	33,180	33,356
Other assets	32	32

Total assets	$369,822	$369,375

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,904	$12,439
Accrued expenses	36,920	37,379
Acquisition-related contingent payments	7,156	6,846
Acquisition-related current liabilities	8,053	9,636
Other current liabilities	641	525

Total current liabilities	64,674	66,825

Acquisition-related contingent payments, less current portion	27,288	26,362
Long-term debt	89,566	89,540
Deferred tax liability	14,110	15,683
Other long-term liabilities	4,553	4,792

Total liabilities	200,191	203,202

Commitments and contingencies, Note 11
Stockholders’ equity
Preferred stock—$0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock—$0.001 par value, 90,000,000 shares authorized; 26,426,811 and 26,348,470 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	26	26

Additional paid-in capital	168,504	167,461
Retained earnings (accumulated deficit)	1,101	(1,314)

Total stockholders’ equity	169,631	166,173

Total liabilities and stockholders’ equity	$369,822	$369,375

The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Net revenues	$37,980	$22,161
Costs and expenses:
Cost of product sales (exclusive of amortization of product rights)	12,157	8,686
Selling, general and administrative	13,117	10,922
Research and development	827	1,045
Amortization of product rights	4,155	5,301
Change in acquisition-related contingent payments	2,398	—
Transaction-related expenses	683	742
Other operating expenses, net	—	(1,492)

Total costs and expenses	33,337	25,204

Income (loss) from operations	4,643	(3,043)
Other expenses, net:
Interest expense, net	(1,663)	(2)
Other income (expense), net	529	—

Total other expenses	(1,134)	(2)

Income (loss) before income taxes	3,509	(3,045)
(Provision for) benefit from income taxes	(1,094)	1,220

Net income (loss)	$2,415	$(1,825)

Comprehensive income (loss)	$2,415	$(1,825)

Net income (loss) per share, basic	$0.09	$(0.07)

Net income (loss) per share, diluted	$0.09	$(0.07)

Weighted-average common shares, basic	26,364,035	25,817,185

Weighted-average common shares, diluted	30,972,585	25,817,185

The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$2,415	$(1,825)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	4,340	5,455
Amortization of debt costs	26	—
Provision for prompt payment discounts	1,110	664
Provision for other receivables	23	—
Provision for inventory allowances	1,572	12
Acquisition accounting adjustment on inventory sold	29	—
Gain on sale of product rights	—	(1,492)
Change in acquisition-related contingent payments	2,398	—
Stock-based compensation	668	675
Deferred revenue	—	(608)
Deferred income taxes	932	(1,222)
Changes in operating assets and liabilities:
Accounts receivable	(3,368)	(2,770)
Inventories	(25)	(325)
Prepaid expenses and other assets	(1,031)	1,424
Accounts payable, accrued expenses, and other liabilities	(891)	(2,796)
Acquisition-related current assets and liabilities	31	(1,000)
Income taxes receivable	160	1,099

Net cash provided by (used in) operating activities	8,389	(2,709)

Cash flows from investing activities
Purchase of property and equipment	(364)	(80)
Proceeds from sale of product rights	—	3,000

Net cash (used in) provided by investing activities	(364)	2,920

Cash flows from financing activities
Proceeds from exercise of common stock options	382	23
Excess tax benefit from stock-based compensation	—	38
Payments related to net settlement of restricted stock	(7)	(24)
Acquisition-related contingent payments	(1,229)	—
Principal payments on capital lease obligation	(29)	(17)

Net cash (used in) provided by financing activities	(883)	20

Net increase in cash and cash equivalents	7,142	231
Cash and cash equivalents as of beginning of period	56,250	73,968

Cash and cash equivalents as of end of period	$63,392	$74,199

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Cornerstone Therapeutics Inc., together with its subsidiaries (collectively, the “Company”), is a specialty pharmaceutical company focused on commercializing products for the hospital and adjacent specialty markets. Key elements of the Company’s strategy are to focus its commercial and development efforts in the hospital and adjacent specialty markets within the U.S. pharmaceutical marketplace; continue to seek out opportunities to acquire companies, marketed or registration-stage products and late-stage development products that fit within the Company’s focus areas; and generate revenues by marketing approved generic products through the Company’s wholly owned subsidiary, Aristos Pharmaceuticals, Inc.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Cornerstone Therapeutics Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Transaction-related expenses previously included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss) are separately disclosed. Transaction-related expenses consist of (i) costs incurred to complete product or company acquisitions or other strategic transactions, including due diligence and legal, consulting and other related fees; (ii) integration costs related to completed transactions; and (iii) transaction-related fees associated with transactions that are not consummated. The gain on divestiture of product rights previously classified separately is included in other operating expenses, net in the accompanying consolidated statements of comprehensive income (loss). These reclassifications had no effect on net loss as previously reported.

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements. The consolidated balance sheet at December 31, 2012 has been derived from the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2012. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash deposits with federally insured banks, however, as of March 31, 2013, the majority of the Company’s cash deposits were not federally insured.

Accounts Receivable

The Company typically requires its customers to remit payments within the first 30 to 35 days, depending on the customer and the products purchased. In addition, the Company offers wholesale distributors a prompt payment discount if they make payments within these deadlines. This discount is generally 2%, but may be higher in some instances due to product launches or customer and/or industry expectations. Because the Company’s wholesale distributors typically take the prompt payment discount, the Company accrues 100% of the prompt payment discounts, based on the gross amount of each invoice, at the time of sale, and the Company applies earned discounts at the time of payment. The Company adjusts the accrual periodically to reflect actual experience. Historically, these adjustments have not been material. The allowance for prompt payment discounts was $360,000 and $320,000 as of March 31, 2013 and December 31, 2012, respectively.

The Company performs ongoing credit evaluations and does not require collateral. As appropriate, the Company establishes provisions for potential credit losses. In the opinion of management, no allowance for doubtful accounts was necessary as of March 31, 2013 or December 31, 2012. The Company writes off accounts receivable when management determines they are uncollectible and credits payments subsequently received on such receivables to bad debt expense in the period received. There were no write-offs during the three months ended March 31, 2013 or 2012.

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

Pre-approval inventory is expensed until it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after the Company has submitted a filing with the FDA. If the Company is aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process, its projected sales volume and estimated selling price. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, including due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. At March 31, 2013, inventories included $773,000 of costs capitalized as raw materials prior to regulatory approval of the Supplemental Biologics License Application (“sBLA”) for RETAVASE. This inventory will be used in manufacturing saleable product after approval and will not be used in the remaining testing required for the sBLA approval. The sBLA is intended to qualify SCIL Proteins Production in Germany as a new supplier of reteplase, the API for RETAVASE, and to modify the existing approved Biologics License Application to include an intermediate step between the API and finished good manufacturing processes.

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

Revenue Recognition

The Company’s consolidated net revenues represent the Company’s net product sales and license and royalty agreement revenues. The following table sets forth the categories of the Company’s net revenues (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Gross product sales	$56,554	$34,186
Sales allowances	(18,574)	(12,029)

Net product sales	37,980	22,157
License and royalty agreement revenues	—	4

Net revenues	$37,980	$22,161

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

The Company, from time to time, offers certain promotional product-related incentives to its customers. These programs include certain product incentives to pharmacy customers and other sales stocking allowances. The Company has voucher programs for ZYFLO CR® whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these voucher programs based on the historical redemption rates for similar completed programs used by other pharmaceutical companies as reported to the Company by a third-party claims processing organization and actual redemption rates for the Company’s completed programs. In addition, the Company offers a customer loyalty program for CARDENE® I.V. The Company estimates its liability for this program based on historical participation and redemption rates as well as projected sales for individual customers during the program evaluation period. The Company accounts for the costs of these special promotional programs as price adjustments, which are a reduction of gross revenue.

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

Stock-Based Compensation

The Company measures compensation cost for share-based payment awards granted, including grants of stock options and restricted stock, to employees and non-employee directors at fair value. The fair value of stock options is determined by using the Black-Scholes-Merton option-pricing model. The Company determines the fair value of restricted stock based on the market price of its common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the service period for awards expected to vest. Stock-based compensation cost related to share-based payment awards granted to non-employees is adjusted each reporting period for changes in the fair value of the Company’s stock until the measurement date. The measurement date is generally considered to be the date when all services have been rendered or the date that options are fully vested.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. In periods for which the convertible term loan is determined to be dilutive to earnings per share, net income is adjusted for interest expense related to the convertible term loan, net of tax effects. Dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants, the impact of non-vested restricted stock and the impact of the convertible debt.

Fair Value Measurements

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values as of March 31, 2013 and December 31, 2012 due to the short-term nature of these financial items.

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

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 (in thousands):

	December 31, 2012	Issuances	Payments (1)	Adjustments (2)	March 31, 2013

Acquisition-related contingent consideration (3)	$33,208	$—	$(1,229)	$2,465	$34,444

(1)	Relates to payments of acquisition-related contingent consideration with respect to CARDENE I.V.
(2)	This amount includes fair value adjustments to the acquisition-related contingent consideration for CARDENE I.V. and RETAVASE. The adjustment is recognized as change in acquisition-related contingent payments in the consolidated statements of comprehensive income (loss).
(3)	Acquisition-related contingent consideration is classified as acquisition-related contingent payments in the accompanying consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis in the three months ended March 31, 2013.

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

The following table presents the preliminary allocation of the total fair value of consideration transferred, as shown above, to the acquired tangible and intangible assets and assumed liabilities of EKR based on their estimated fair values as of the closing date of the transaction, measurement period adjustments recorded during the first quarter of 2013 and the as adjusted allocations of the total fair value (in thousands):

	June 26, 2012(1)	Measurement Period Adjustments (2)	June 26, 2012 (As adjusted)
Cash	$516	$—	$516
Accounts receivable, net	7,401	46	7,447
Inventory, net	32,226	—	32,226
Prepaid expenses and other assets	14,682	—	14,682
Identifiable intangibles	154,123	—	154,123
Deferred tax assets	35,079	—	35,079
Accounts payable	(2,690)	—	(2,690)
Accrued liabilities	(29,515)	130	(29,385)
Deferred tax liability related to intangibles acquired	(65,735)	—	(65,735)

Total identifiable net assets	$146,087	$176	$146,263
Goodwill	18,138	(176)	17,962

Total fair value of consideration	$164,225	$—	$164,225

(1)	As reported previously in the Company’s annual report on Form 10-K for the year ended December 31, 2012.
(2)	The measurement period adjustments during the first quarter of 2013 primarily reflect changes in accounts receivables, net and accrued liabilities. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These measurement period adjustments did not have a material impact on the Company’s December 31, 2012 consolidated financial statements. Accordingly, the Company has not retrospectively adjusted those financial statements.

The Company believes that the above information provides a reasonable basis for estimating the fair values but is waiting for additional information necessary to finalize the amount of goodwill, including potential post-closing working capital adjustments that existed at the closing date. Thus, the Company’s provisional measurement of goodwill is subject to change.

The Company recorded $154.1 million in identifiable intangibles at fair value, consisting of $158.4 million in acquired product rights, partially offset by $4.3 million related to an unfavorable contract liability. The fair value of the product rights was allocated as $131.6 million for CARDENE I.V. and $26.9 million for RETAVASE. CARDENE I.V. product rights are being amortized over 15 years. RETAVASE product rights will be amortized over approximately 12 years beginning upon commercial launch. The unfavorable contract liability resulted from an existing supply contract that was determined to have terms that were less favorable than market. The liability was recorded at fair value determined based on the discounted cash flows resulting from the Company’s estimated loss that will be incurred on the manufacturing of RETAVASE inventory for the provider of RETAVASE in the European market. The fair value of the unfavorable contract liability as of June 30, 2012 was $4.3 million and is classified in other long-term liabilities on the consolidated balance sheet as of March 31, 2013. The value of the contract will be amortized and recorded as an offset to cost of product sales based on inventory movement over the life of the contract.

Acquired inventory was recorded at fair value and includes an acquisition accounting adjustment of approximately $19.4 million to increase inventory to its fair value.

The Company initially recorded indemnification assets of $3.2 million and indemnification liabilities of $9.9 million, which are offset by corresponding liabilities and assets, respectively. The indemnification balances relate to (i) certain litigation and contractual liabilities included in accrued expenses and (ii) anticipated income tax refunds related to federal net operating loss (“NOL”) carryback claims and EKR’s 2012 short period tax return. EKR’s former shareholders are responsible for specified litigation and contractual liabilities included in acquisition-related current liabilities and for tax liabilities related to pre-closing periods and are obligated to fully indemnify the Company against losses related to these matters. EKR’s former shareholders are also generally entitled to the benefit of tax refunds associated with pre-closing periods. These indemnification assets and liabilities are classified in acquisition-related current assets and liabilities. The measurement period adjusted balances are reflected on the accompanying consolidated balance sheet as of March 31, 2013. The Company expects the full amount of the liabilities related to these matters to be covered by the EKR shareholders.

At the closing of the acquisition, the fair value for contingent consideration potentially payable was $37.8 million, of which $23.9 million related to a contingent consideration arrangement related to the ready-to-use formulation of CARDENE I.V. that existed prior to the acquisition date. The fair value of these liabilities was determined using a discounted cash flow analysis incorporating the estimated future cash flows from potential milestones and royalty payments. The liabilities were evaluated as of March 31, 2013 as discussed above in Note 2. The Company will continue to evaluate these liabilities for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income (loss). The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the carrying value of the liability.

Goodwill was calculated as the difference between the fair value of the consideration and the preliminary values assigned to the assets acquired and liabilities assumed. The goodwill allocation is expected to be finalized during 2013 as the Company finalizes any potential post-closing working capital adjustments that existed at the closing date. None of the goodwill will be deductible for tax purposes.

In connection with the acquisition, during the three months ended March 31, 2013 and 2012, the Company incurred $124,000 and $189,000, respectively, of transaction-related costs, which include severance expenses and the costs of advisory, legal, valuation and accounting services. These costs were expensed as incurred and are included in transaction-related expenses on the accompanying consolidated statements of comprehensive income (loss).

NOTE 4: INVENTORY

The following table represents inventories, net as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
Raw materials	$4,400	$3,561
Work in process	2,392	2,920
Finished goods:
Pharmaceutical products—trade	6,134	6,991
Pharmaceutical products—samples	2	25

Total	12,928	13,497

Inventory allowances	(3,120)	(2,113)

Inventories, net	$9,808	$11,384

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance was $33.2 million and $33.4 million as of March 31, 2013 and December 31, 2012, respectively. The change in goodwill is described in Note 3. No amount of the goodwill balance at March 31, 2013 will be deductible for income tax purposes.

Product Rights

The following tables represent product rights, net as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Amortization Period (yrs.)
CUROSURF®	$107,606	$36,302	$71,304	15.0
ZYFLO®	11,500	7,087	4,413	7.1
CARDENE I.V.	131,556	6,675	124,881	15.0
RETAVASE	26,858	—	26,858	n/a
Other	575	75	500	n/a

Total	$278,095	$50,139	$227,956	14.6

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Amortization Period (yrs.)
CUROSURF	$107,606	$34,740	$72,866	15.0
ZYFLO	11,500	6,686	4,814	7.1
CARDENE I.V.	131,556	4,483	127,073	15.0
RETAVASE	26,858	—	26,858	n/a
Other	575	75	500	n/a

Total	$278,095	$45,984	$232,111	14.6

The Company amortizes the product rights related to its currently marketed products over their estimated useful lives, which range from seven to fifteen years. As of March 31, 2013, the Company had $27.4 million of product rights related to RETAVASE and its Hydrocodone Polistirex and Chlorpheniramine Polistirex Extended Release Suspension product, both of which are expected to be launched in the future. The rights will be amortized over the product candidates’ estimated useful lives.

NOTE 6: ACCRUED EXPENSES

The components of accrued expenses are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Accrued product returns	$14,813	$13,629
Accrued rebates	1,958	1,766
Accrued price adjustments and chargebacks	8,658	9,651
Accrued compensation and benefits	2,213	3,022
Accrued royalties	2,806	3,487
Accrued research and development	1,453	1,300
Accrued co-promotion	1,624	2,330
Accrued expenses, other	3,395	2,194

Total accrued expenses	$36,920	$37,379

NOTE 7: LONG TERM DEBT

Term Loans A and B

On June 21, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with Chiesi in connection with its acquisition of EKR. The Credit Agreement governs the senior secured term loan facility with Chiesi (the “Term Loan Facility”), which is comprised of a five-year Term Loan A of $60.0 million and a five-year Term Loan B of $30.0 million (the “Term Loans”). The Term Loans were funded on June 25, 2012 and the acquisition of EKR closed on June 26, 2012. The proceeds of the Term Loan Facility were used, together with the Company’s cash on hand, to finance the acquisition of EKR and the related fees and expenses incurred by the Company in connection with the acquisition. All obligations under the Term Loan Facility are guaranteed by the Company’s domestic subsidiaries, and are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries. Under the Credit Agreement, Chiesi is the administrative agent and collateral agent in respect of the Term Loan Facility.

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

The following table summarizes information on the Term Loans as of March 31, 2013 (in thousands):

	Maturity Date	March 31, 2013
Term Loan A (7.5% interest payable quarterly and principal payable in quarterly installments of $3.5 million starting on December 31, 2014)	June 2017

Principal amount		$60,000
Unamortized debt financing costs		(286)

Net carrying amount		59,714

Term Loan B (6.5% interest payable quarterly and principal payable upon maturity, with conversion option through June 21, 2014)	June 2017

Principal amount		30,000
Unamortized debt financing costs		(148)

Net carrying amount		29,852

Total debt, carrying amount		89,566
Less: current portion		—
Total long-term debt, carrying amount		$89,566

NOTE 8: STOCK-BASED COMPENSATION

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

There were 0 and 69,478 stock options granted and exercised, respectively, during the three months ended March 31, 2013.

As of March 31, 2013, the aggregate intrinsic value of options outstanding and exercisable was $4.6 million and $3.6 million, respectively.

As of March 31, 2013, there was $2.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.09 years.

Restricted Stock

During the three months ended March 31, 2013, 230,500 shares of restricted stock were issued and 10,080 shares vested. As of March 31, 2013, there were 361,830 restricted common shares outstanding and approximately $2.1 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.98 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized based on the total grant date fair value of shares vested was approximately $668,000 and $675,000 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 9: INCOME TAXES

The Company computes an estimated annual effective tax rate for interim financial reporting purposes. The estimated annual effective tax rate is used to compute the tax expense or benefit related to ordinary income or loss. Tax expense or benefit related to all other items is individually computed and recognized when the items occur. The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was 31.2% and (40.1)%, respectively. The change in the effective tax rate was due primarily to the tax impact of projected income for 2013 as compared to losses for 2012. The effective tax rate was also impacted by a change in the Company’s treatment of its 2012 NOLs, which resulted in the Company recording a discrete item that reduced the effective tax rate for the first quarter of 2013 by 14.0 percentage points.

As of March 31, 2013 and December 31, 2012 the Company had provided a valuation allowance related to federal NOL carryforwards and federal tax credits due to uncertainty regarding the Company’s ability to fully realize these assets. This determination considered the limitations on the utilization of NOLs and tax credits imposed by Section 382 and 383, respectively, of the Internal Revenue Code. The Company has not established any other valuation allowances and it will continue to assess the realizability of its deferred tax assets and the corresponding impact on the valuation allowance.

The 2009 through 2011 tax years of the Company are open to examination by federal and state tax authorities. Currently Cardiokine Inc. (“Cardiokine”) and EKR are under audit by the federal authorities. EKR is also currently under audit in the state of New Jersey. The Company is fully indemnified by the former shareholders and participating equityholders of EKR and Cardiokine, respectively, for any losses related to audits by federal and state tax authorities for pre-acquisition periods.

There were no changes in unrecognized tax positions for the three months ended March 31, 2013. As of March 31, 2013, the Company has no unrecognized tax benefits. The Company does not reasonably expect any change to the amount of unrecognized tax benefits within the next 12 months.

NOTE 10: NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income (loss)	$2,415	$(1,825)
Interest on convertible debt, net of tax effects	341	—

Net income (loss) used to calculate diluted earnings per share	$2,756	$(1,825)

Denominator:
Weighted-average common shares, basic	26,364,035	25,817,185
Dilutive effect of stock options and restricted stock	382,008	—
Dilutive effect of convertible debt	4,226,542	—

Weighted-average common shares, diluted	30,972,585	25,817,185

Net income (loss) per share, basic	$0.09	$(0.07)

Net income (loss) per share, diluted	$0.09	$(0.07)

Anti-dilutive weighted-average shares	1,371,299	2,045,152

As of March 31, 2013 and 2012, there were 361,830 and 199,100 shares of unvested restricted stock outstanding that contain non-forfeitable rights to dividends. These securities are considered to be participating securities under the two-class method for determining basic and fully diluted net income (loss) per share. Because the treasury stock method and the two-class method yield the same result for both basic and diluted net income (loss) in each of the periods presented, only the treasury stock method has been disclosed.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases its facilities, certain equipment and automobiles under non-cancelable operating leases expiring at various dates through 2016. The Company recognizes lease expense on a straight-line basis over the term of the lease, excluding renewal periods, unless renewal of the lease is reasonably assured. Lease expense was approximately $143,000 and $234,000 for the three months ended March 31, 2013 and 2012, respectively.

Supply Agreements

The Company has entered into various supply agreements with certain vendors and pharmaceutical manufacturers. Financial commitments related to these agreements totaled approximately $63.9 million as of March 31, 2013, which includes any minimum amounts payable and penalties for failure to satisfy purchase commitments that the Company has determined to be probable and that are reasonably estimable. Since many of these commitment amounts are dependent on variable components of the agreements, actual payments and the timing of those payments may differ from management’s estimates. As of March 31, 2013, the Company had outstanding purchase orders related to inventory, excluding commitments under supply agreements, totaling approximately $32.4 million.

Royalty Agreements

The Company has contractual obligations to pay royalties to the former owners or current licensors of certain product rights that have been acquired by or licensed to the Company. These royalties are typically based on a percentage of net sales of the particular licensed product and are included in cost of product sales in the consolidated statements of comprehensive income (loss). For the three months ended March 31, 2013 and 2012, total royalty expenses were $1.2 million and $1.6 million, respectively.

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

As of March 31, 2013, the Company had outstanding financial commitments related to ongoing research and development contracts totaling approximately $823,000.

Additional Consideration for the Cardiokine Merger

In addition, in connection with its acquisition of Cardiokine in December 2011, the Company recorded an $8.8 million contingent liability for additional consideration potentially payable under the merger agreement. The Company agreed to pay potential consideration consisting of each of the following: (i) either $7.0 million or $8.5 million if Cardiokine’s pending NDA for its lixivaptan compound, LIXAR, is approved for sale by the FDA; (ii) up to $147.5 million based on the achievement of certain sales related milestones ($7.5 million at $75 million, $15 million at $150 million, $25 million at $250 million and $100 million at $500 million, each payable at the first time the annual sales reach the relevant milestone); (iii) quarterly earnout payments of 8% or 12% of net sales of the approved product, with such rate being dependent upon the scope of the labeling which the FDA may approve for the product; and (iv) one-half of any proceeds realized from the license of the approved product outside the United States (collectively, the “Purchase Consideration”). The Purchase Consideration will be paid first to a subsidiary of Pfizer Inc. (“Pfizer”), the licensor of certain rights to the lixivaptan compound, in satisfaction of Cardiokine’s payment obligations to Pfizer, until Pfizer has been paid a total of $20 million. Thereafter, any further Purchase Consideration will be paid in accordance with the merger agreement to certain other parties for which obligations existed and then directly to Cardiokine’s former stockholders.

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

Co-Promotion and Marketing Services Agreements

The Company entered into, but has now terminated, a co-promotion agreement that grants a third party the exclusive right to promote and sell ZYFLO CR and ZYFLO in conjunction with the Company. Under this agreement, the Company pays the third party co-promotion fees equal to the ratio of total prescriptions written by pulmonary specialists to total prescriptions during the applicable period multiplied by a percentage of quarterly net sales of the products covered by the agreement, after third-party royalties. Under this agreement, the Company is obligated to make these payments for a “sunset” period that lasts until the fourth quarter of 2013.

As of March 31, 2013, the Company had outstanding financial commitments related to various marketing and analytical service agreements totaling approximately $5.7 million.

Severance

Selected executive employees of the Company have employment agreements which provide for severance payments of up to two times base salary, bonuses and benefits upon termination, depending on the reasons for the termination. These executives would also be required to execute a release and settlement agreement. As of March 31, 2013, the Company had $12,000 recorded as accrued severance related to the departure of one of its executive officers in 2012.

Legal Proceedings

The Company is involved in lawsuits, claims, investigations and proceedings related to its business. There are no matters pending that the Company currently believes are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows.

NOTE 12: RELATED PARTY TRANSACTIONS

Chiesi, the Company’s majority stockholder, manufactures all of the Company’s requirements for CUROSURF pursuant to a license and distribution agreement that became effective on July 28, 2009, as amended on September 28, 2010 and December 14, 2012. The Company began promoting and selling CUROSURF in September 2009. Inventory purchases from Chiesi aggregated $6.5 million for the three months ended March 31, 2013. As of March 31, 2013, the Company had accounts payable of $2.7 million due to Chiesi.

As discussed in Note 7, on June 21, 2012, the Company entered into the Term Loan Facility with Chiesi in connection with its acquisition of EKR. The Term Loan Facility, which is governed by the Credit Agreement, includes a Term Loan A of $60.0 million and Term Loan B of $30.0 million. The Term Loans were funded on June 25, 2012 and the acquisition of EKR closed on June 26, 2012. As of March 31, 2013, the net carrying value of the Term Loans was $89.6 million, net of capitalized unamortized debt financing costs. During the three months ended March 31, 2013, the Company paid $1.5 million of interest expense less withholding tax to Chiesi related to the Term Loans. There was no accrued interest payable due to Chiesi as of March 31, 2013.

On November 6, 2012, the Company and Chiesi entered into a License and Distribution Agreement pursuant to which Chiesi granted the Company an exclusive license to market and sell Chiesi’s BETHKIS product in the United States. BETHKIS is an FDA-approved inhaled tobramycin-based product indicated for the management of cystic fibrosis patients with Pseudomonas aeruginosa. In consideration for the grant of the license, the Company made an initial payment of $1.0 million and will make a milestone payment of $2.5 million upon the first commercial sale of the product in the United States. The Company will also be required to pay certain costs related to a Phase IV clinical trial with respect to the product and quarterly royalties based on a percentage of net sales.

The BETHKIS license transfer between the Company and Chiesi was recorded by the Company as an equity transaction between entities under common control. As such, the Company did not record an asset for the license acquired, since there were no historical carrying amounts recorded by Chiesi. No liabilities were transferred.

NOTE 13: SUBSEQUENT EVENTS

On May 9, 2013, the Company and Digestive Care, Inc. (“DCI”), entered into a License and Distribution Agreement pursuant to which the Company acquired exclusive U.S. rights to market DCI’s PERTZYE® for the treatment of Exocrine Pancreatic Insufficiency due to cystic fibrosis. PERTZYE is an FDA-approved unique pancreatic enzyme replacement therapy drug product containing bicarbonate-buffered, enteric-coated microspheres. In consideration for marketing rights, the Company will make an initial payment of which a portion is earmarked to satisfy certain outstanding obligations of DCI. The Company will be required to make minimum investments in promotion during the first three years of the initial term and pay quarterly royalties based on a percentage of net sales in addition to certain milestone payments upon achievement of net sales targets. The initial term of the agreement is ten years with an automatic renewal provision for successive two-year terms unless either party provide written notice six months before the end of the current term. The agreement also includes the right of first refusal to negotiate a license to any alternative, substitute, successor or improvement to PERTZYE that DCI may develop.

NOTE 14: RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements that have not yet been adopted by the Company that are expected to have a material impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impact our performance and a summary of our operating results. You should read the following discussion and analysis of financial condition and results of operations together with our unaudited consolidated financial statements and the related notes included in “Part I—Item 1. Financial Statements” of this quarterly report on Form 10-Q and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the year ended December 31, 2012. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Part I—Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2012 and any material changes to those risk factors discussed below in “Part II—Item 1A. Risk Factors”.

Executive Overview

Strategy

We are a specialty pharmaceutical company focused on commercializing products for the hospital and adjacent specialty markets. We are actively seeking to expand our portfolio of products for these markets through the acquisition of companies and products and through internal development.

Our strategy is to:

•	Focus our commercial and development efforts in the hospital and adjacent specialty markets within the U.S. pharmaceutical marketplace;

•	Acquire companies, marketed or registration-stage products, and late-stage development products that fit within our focus areas; and

•	Market approved generic products through our wholly owned subsidiary, Aristos Pharmaceuticals, Inc., or Aristos.

We believe this strategy will allow us to increase our revenues, improve our margins and profitability and enhance stockholder value.

First Quarter 2013 Highlights

The following summarizes certain key financial measures for the three months ended March 31, 2013:

•	Net product sales were $38.0 million for the first quarter of 2013 compared to $22.2 million for the three months ended March 31, 2012, representing 71% year-over-year growth;

•

When calculated in accordance with accounting principles generally accepted in the United States, or GAAP, income from operations was $4.6 million for the three months ended March 31, 2013 compared to a loss of $3.0 million for the three months ended March 31, 2012 and net income was $2.4 million for the three months ended March 31, 2013 compared to a loss of $1.8 million for the three months ended March 31, 2012;

•

On a non-GAAP basis, income from operations increased $10.4 million to $12.6 million and net income increased $5.8 million to $7.1 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012; and

•	Cash and cash equivalents were $63.4 million at March 31, 2013.

Opportunities and Trends

We continue to promote CARDENE® I.V. and CUROSURF® with our hospital-based sales force and are managing the life cycle of ZYFLO CR®. We believe that the addition of RETAVASE®, if approved, to our product portfolio will give us the opportunity to further strengthen our existing relationships within the cardiology community and aid in our long-term growth in the hospital and adjacent specialty markets. In addition, we continue to expand our product portfolio by acquiring or in-licensing products, including our recent license of PERTZYE®, a unique pancreatic enzyme replacement therapy drug product. PERTZYE is a U.S. Food and Drug Administration, or FDA, approved product indicated for the treatment of Exocrine Pancreatic Insufficiency due to cystic fibrosis. The addition of PERTZYE to our product portfolio complements our launch of BETHKIS® planned for later this year.

As we focus on the growth of our existing products and product candidates, we also continue to position ourselves to execute upon the licensing and acquisition opportunities that will drive our next phase of growth. Our organization is fully committed to this effort, and we believe we will be successful in executing upon our corporate strategy in ways that will drive this future growth. In order to do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our alliance and partner relationships. We believe these actions, combined with the experience and expertise of our management team, position us well to drive the future growth of our revenue and income.

We are currently focused on the following priorities:

•	acquiring products and companies in the hospital and adjacent specialty markets;

•	growing revenue from our existing product portfolio;

•	integrating PERTZYE into our product portfolio;

•	launching BETHKIS pursuant to our license agreement with Chiesi Farmaceutici S.p.A., or Chiesi;

•	launching our Hydrocodone Polistirex and Chlorpheniramine Polistirex Extended Release Suspension product, which we expect to be distributed by Aristos; and

•	progressing toward validation of a new active pharmaceutical ingredient supplier and certain manufacturing process changes to allow for FDA approval and re-launch of RETAVASE.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

The following table sets forth certain consolidated statement of operations data and certain non-GAAP financial information for the periods indicated (in thousands, except percentages and per share data):

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
Net product sales
CARDENE I.V. product family	$13,839	$—	$13,839	100%
CUROSURF	9,520	7,613	1,907	25
ZYFLO® product family	14,624	12,448	2,176	17
Other products	(3)	2,096	(2,099)	(100)

Total net product sales	37,980	22,157	15,823	71
License and royalty agreement revenues	—	4	(4)	(100)

Net revenues	37,980	22,161	15,819	71
Cost of product sales (exclusive of amortization of product rights)	12,157	8,686	3,471	40
Selling, general and administrative	13,117	10,922	2,195	20
Research and development	827	1,045	(218)	(21)
Amortization of product rights	4,155	5,301	(1,146)	(22)
Change in acquisition-related contingent payments	2,398	—	2,398	100
Transaction-related expenses	683	742	(59)	(8)
Other operating expenses, net	—	(1,492)	1,492	100

Income (loss) from operations	4,643	(3,043)	7,686	NM
Total other expenses, net	(1,134)	(2)	(1,132)	NM

Income (loss) before income taxes	3,509	(3,045)	6,554	NM
(Provision for) benefit from income taxes	(1,094)	1,220	(2,314)	NM

Net income (loss)	$2,415	$(1,825)	$4,240	NM

Net income (loss) per share, diluted	$0.09	$(0.07)	$0.16	NM

Non-GAAP income from operations (1)	$12,576	$2,183	$10,393	476

Non-GAAP net income (1)	$7,105	$1,307	$5,798	444

Non-GAAP net income per share, diluted (1)	$0.24	$0.05	$0.19	380

(1)	A reconciliation of our non-GAAP financial measures to the comparable GAAP measures is included below.

NM Not meaningful.

Net Revenues

Net Product Sales.

CARDENE I.V. net product sales were $13.8 million during the three months ended March 31, 2013. We acquired the CARDENE I.V. product rights in our acquisition of EKR Holdings, Inc. and its wholly owned subsidiary, EKR Therapeutics, Inc. (collectively “EKR”), on June 26, 2012.

CUROSURF net product sales increased $1.9 million, or 25%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to increased unit volume, coupled with decreases in our estimated rates for chargebacks and price adjustments.

ZYFLO CR and ZYFLO net product sales increased $2.2 million, or 17%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily driven by price increases, partially offset by a decline in unit volume and an increase in fees payable to distributor.

Net product sales from other products decreased $2.1 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to our divestiture of the product rights and certain related assets and liabilities in early March 2012.

Costs and Expenses

Cost of Product Sales. Cost of product sales (exclusive of amortization of product rights of $4.2 million and $5.3 million for the three months ended March 31, 2013 and 2012, respectively) increased $3.5 million, or 40%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the addition of CARDENE I.V. to our product portfolio, coupled with first quarter 2013 inventory obsolescence charges related to ZYFLO. Cost of product sales consists primarily of standard costs for each of our commercial products, distribution costs, royalties and inventory allowances.

Gross profit (exclusive of license and royalty agreement revenues and amortization of product rights) was as follows (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
Net product sales	$37,980	$22,157	$15,823	71%
Cost of product sales (exclusive of amortization of product rights)	12,157	8,686	3,471	40

Gross profit	$25,823	$13,471	$12,352	92%

Gross margin	68%	61%

Gross margin of net product sales for the three months ended March 31, 2013 increased seven percentage points compared to the three months ended March 31, 2012. This increase was primarily due to the June 2012 addition of CARDENE I.V. to our product mix, which has a higher gross margin than CUROSURF. Additionally, as mentioned above, the decrease in estimated rates for chargebacks and price adjustments related to CUROSURF have had a positive impact on its gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.2 million, or 20%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was primarily due to increases in compensation, travel and other related employee benefits due to the continued growth of our products and related sales force, coupled with an increase in advertising and promotional expenses related to the addition of CARDENE I.V. and our anticipated launch of BETHKIS.

Research and Development Expenses. Research and development expenses decreased $218,000, or 21%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This decrease was mainly due to the costs related to LIXAR® during the first quarter of 2012, partially offset by an increase in development expenses related to RETAVASE in the first quarter of 2013. Our product development expenses for particular product candidates vary significantly from period to period depending on the product development stage and the nature and extent of the activities undertaken to advance the product candidate’s development in a given reporting period.

Amortization of Product Rights. Amortization of product rights decreased $1.1 million, or 22%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This decrease was primarily due to the divestiture of our anti-infective product rights in March 2012, coupled with the fourth quarter 2012 change in estimated life of CUROSURF from 10 to 15 years, offset by additional amortization related to CARDENE I.V. product rights which we acquired in June 2012.

Change in Acquisition-related Contingent Payments. The change in acquisition-related contingent payments increased $2.4 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to fair value adjustments to adjust the contingent consideration for CARDENE I.V. and RETAVASE. For additional information regarding the change in acquisition-related contingent payments, refer to Note 2.

Transaction- related Expenses. Transaction-related expenses decreased $59,000, or 8%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The transaction-related expenses in the first quarter of 2013 primarily related to costs incurred by the Special Committee in response to the going-private proposal from Chiesi.

Other operating expenses, net. The $1.5 million change in other operating expenses, net was due to the March 2012 gain on our divestiture of our anti-infective product rights.

Total other expenses, net. Total other expenses, net increased by $1.1 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to interest expense related to our term loan facility with Chiesi (the “Term Loan Facility”) entered into in June 2012, offset by a receipt of cash consideration from the demutualization of a former mutual insurance provider.

Provision for (Benefit from) Income Taxes. The provision for income taxes was $1.1 million for the three months ended March 31, 2013 compared to a benefit from income taxes of $1.2 million for the three months ended March 31, 2012. Our effective tax rates for the three months ended March 31, 2013 and 2012 were 31.2% and (40.1)%, respectively. The change in the effective tax rate was due primarily to the tax impact of projected income for 2013 as compared to losses for 2012. The effective tax rate was also impacted by a change in treatment of our 2012 net operating losses which resulted in us recording a discrete item that reduced the effective tax rate for the first quarter of 2013 by 14.0 percentage points.

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

The non-GAAP financial measures reflect adjustments for stock-based compensation expense, amortization of product rights, transaction-related expenses, acquisition adjustments related to inventory sold, changes in acquisition-related contingent payments and the gain on the divestiture of certain product rights. Transaction-related expenses consist of (1) costs incurred to complete product or company acquisitions or other strategic transactions, including due diligence and legal, consulting and other related fees; (2) integration costs related to our completed transactions; and (3) transaction-related fees associated with transactions that are not consummated. We exclude these expenses from our non-GAAP measures because we believe that their exclusion provides an additional means to assess the extent to which our efforts and execution of our strategy are reflected in our operating results. In particular, stock-based compensation expense is excluded primarily because it is a non-cash expense that is determined based on subjective assumptions, amortization of product rights is excluded because it is not reflective of the cash-settled expenses incurred related to product sales; and the transaction-related expenses, acquisition adjustments related to inventory sold, changes in acquisition contingent payments, and our gain on the divestiture of certain product rights are excluded because management believes they have no direct correlation to current operating results. Our management believes that these non-GAAP measures, when shown in conjunction with the corresponding GAAP measures, enhance investors’ and management’s overall understanding of our current financial performance and our prospects for the future.

The non-GAAP measures are subject to inherent limitations because (1) they do not reflect all of the expenses associated with the results of operations as determined in accordance with GAAP and (2) the exclusion of these expenses involves the exercise of judgment by management. Even though we have excluded stock-based compensation expense, amortization of product rights, transaction-related expenses, acquisition adjustments related to inventory sold, changes in acquisition-related contingent payments, and the gain from the divestiture of product rights from the non-GAAP financial measures, stock-based compensation is an integral part of our compensation structure, the acquisition of additional companies and/or product rights and the divestiture of our anti-infective product rights are an important part of our business strategy, and transaction-related expenses, whether or not the transaction is successfully closed, may be significant cash expenses.

The following tables reconcile our non-GAAP measures to the most directly comparable GAAP financial measures (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2013	2012
GAAP income (loss) from operations	$4,643	$(3,043)
Add: stock-based compensation	668	675
Add: amortization of product rights	4,155	5,301
Add: transaction-related expenses	683	742
Add: acquisition adjustments related to inventory sold	29	—
Less: change in acquisition-related contingent payments	2,398	—
Less: gain on divestiture of product rights	—	(1,492)

Non-GAAP income from operations	$12,576	$2,183

GAAP net income (loss)	$2,415	$(1,825)
Add: stock-based compensation	668	675
Add: amortization of product rights	4,155	5,301
Add: transaction-related expenses	683	742
Add: acquisition adjustments related to inventory sold	29	—
Less: change in acquisition-related contingent payments	2,398	—
Less: gain on divestiture of product rights	—	(1,492)
Less: tax effects related to above items[1]	(3,243)	(2,094)

Non-GAAP net income	$7,105	$1,307

GAAP net income (loss) per share, diluted	$0.09	$(0.07)

Non-GAAP net income per share, diluted[2]	$0.24	$0.05

Shares used in diluted net income (loss) per share calculation:
GAAP net income (loss)	30,972,585	25,817,185

Non-GAAP net income	30,972,585	26,292,839

(1)	Income taxes typically represent a complex element of our consolidated statement of comprehensive income (loss) and effective tax rates can vary widely between different periods. As such, for the three months ended March 31, 2013, we calculated non-GAAP net income by applying our statutory tax rate of 37.9% to non-GAAP income before taxes of $11.4 million. The tax effects for the three months ended March 31, 2013 represent the difference between our GAAP tax provision of $1.1 million and our calculated non-GAAP tax expense of $4.3 million. Tax effects for the three months ended March 31, 2012 were calculated using the effective tax rate of 40.1%.
(2)	The convertible term loan was determined to be dilutive to non-GAAP net income per share, diluted for the three months ended March 31, 2013. As such, for the three months ended March 31, 2013, non-GAAP net income was adjusted for $307,000 of interest expense related to the convertible term loan, net of tax effects. Non-GAAP net income adjusted for the related interest expense, net of tax effects, was divided by the sum of the weighted-average number of common shares and dilutive common share equivalents outstanding during the period, as adjusted for the impact of the shares related to the convertible debt of approximately 4.2 million shares for the three months ended March 31, 2013.

Liquidity and Capital Resources

Sources of Liquidity

We require cash to meet our operating expenses and for capital expenditures, acquisitions and in-licenses of rights to products. To date, we have funded our operations primarily from product sales, royalty agreement revenues, and an investment from Chiesi. In June 2012, we entered into the term loans with Chiesi with proceeds of $90.0 million (the “Term Loans), which are described below. We used the proceeds from the Term Loans, together with $36.4 million of cash on hand, to fund our acquisition of EKR. As of March 31, 2013, we had $63.4 million in cash and cash equivalents on hand.

Cash Flows

The following table provides information regarding our cash flows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$8,389	$(2,709)
Investing activities	(364)	2,920
Financing activities	(883)	20

Net increase in cash and cash equivalents	$7,142	$231

Net Cash Provided By (Used In) Operating Activities

Our primary sources of operating cash flows are product sales. Our primary uses of cash in our operations are for funding working capital, selling, general and administrative expenses and royalties.

Net cash provided by operating activities for the three months ended March 31, 2013 reflected our net income of $2.4 million, adjusted by non-cash expenses totaling $11.1 million and changes in operating assets and liabilities from December 31, 2012 to March 31, 2013 totaling $5.1 million. Non-cash items consisted primarily of amortization and depreciation of $4.3 million, provision increases for prompt payment discounts and inventory allowances of $2.7 million and fair value adjustments to acquisition-related contingent payments of $2.4 million. Changes in operating assets and liabilities were primarily affected by accounts receivable, prepaid expenses and other assets of $4.4 million.

Net cash used in operating activities for the three months ended March 31, 2012 reflected our net loss of $1.8 million, adjusted by non-cash expenses totaling $3.5 million and changes in operating assets and liabilities from December 31, 2011 to March 31, 2012 totaling $4.4 million.

Net Cash (Used in) Provided By Investing Activities

Our primary uses of cash in investing activities are the purchase of property and equipment and the acquisition and licensing of product rights.

Net cash used in investing activities for the three months ended March 31, 2013 reflected the purchase of property and equipment for $364,000.

Net cash provided by investing activities for the three months ended March 31, 2012 reflected the $3.0 million cash proceeds allocated to the divested anti-infective product rights and purchase of property and equipment for $80,000.

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

Net cash used in financing activities for the three months ended March 31, 2013 reflected purchases of treasury stock of $7,000, contingent payments relating to the CARDENE I.V. acquisition-related contingent consideration of $1.2 million, principal payments on capital leases of $29,000, partially offset by proceeds from common stock option exercises of $382,000.

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

As of March 31, 2013, we had $63.4 million of cash and cash equivalents on hand. Based on our current operating plans, we believe that our existing cash and cash equivalents and anticipated revenues from product sales are sufficient to continue to fund our existing level of operating expenses and capital expenditure requirements for at least the next 12 months.

Term Loan Facility

On June 21, 2012, we entered into a credit agreement (the “Credit Agreement”) with Chiesi in connection with our acquisition of EKR. The Credit Agreement governs the senior secured Term Loan Facility with Chiesi, which is comprised of a five-year Term Loan A of $60.0 million and five-year Term Loan B of $30.0 million, which we refer to as the Term Loans. The Term Loans were funded on June 25, 2012 and the acquisition of EKR closed on June 26, 2012. The proceeds of the Term Loan Facility were used, together with our cash on hand, to finance the acquisition of EKR and the related fees and expenses incurred by us in connection with the acquisition. All obligations under the Term Loan Facility are guaranteed by our domestic subsidiaries, and are secured by a security interest in substantially all of our assets and our domestic subsidiaries’ assets. Under the Credit Agreement, Chiesi is the administrative agent and collateral agent in respect of the Term Loan Facility.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, contingent royalty payments and/or scientific, regulatory or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of March 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$114,095	$4,927	$29,911	$79,257	$—
Capital lease obligations	98	59	39	—
Operating leases(2)	1,781	446	1,183	152	—
Purchase obligations(3)	103,359	38,393	25,696	22,862	16,408

Total(4)	$219,333	$43,825	$56,829	$102,271	$16,408

(1)	Long-term debt obligations represent future minimum principal and interest payments due under both our Term Loan A and Term Loan B assuming that the loans remain outstanding until maturity, the conversion option for Term Loan B is not exercised and the default rate of interest is not triggered.
(2)	Operating leases include minimum payments under leases for our facilities and automobiles. Our total minimum lease payments for the corporate headquarters are $536,000 in 2013 (of which we paid $108,000 during the first three months of 2013), $584,000 in 2014, $599,000 in 2015, $152,000 in 2016 and $0 thereafter.
(3)	Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers of $63.9 million; clinical trial and research agreements with contract research organizations and consultants of $823,000; agreements with providers of marketing analytical services of $5.7 million; and open purchase orders for the acquisition of goods and services in the ordinary course of business of $32.9 million.
(4)	Excluded from the contractual obligations table are (i) potential payments of up to $167.5 million for contingent consideration that we may be required to pay in connection with our acquisitions of Cardiokine Inc. (“Cardiokine”) and EKR; (ii) $8.4 million in potential future milestone payments as part of our other licensing, distribution and development agreements; (iii) a contingent liability of $815,000 related to our divestiture of Factive; and (iv) anticipated payments under the assumed contingent consideration arrangement related to the ready-to-use formulation of CARDENE I.V., which is based on a percentage of net sales. We have excluded these potential liabilities and milestone payments from the contractual obligations table because we are unable to precisely predict the timing or ultimate cash settlement amounts of these payments. See Note 11 for more information regarding the potential payments related to our acquisition of Cardiokine and milestone payments related to our licensing, distribution and development agreements.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2012 and Note 2 to our consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

As discussed in Note 14 to our consolidated financial statements included in “Part I—Item 1. Financial Statements” of this quarterly report on Form 10-Q, there are no recent accounting pronouncements that we have not yet adopted that are expected to have a material impact on our consolidated financial statements.

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

Chiesi, which owns a majority of our common stock, is considered to be an affiliate of ours under Section 13(r) of the Exchange Act. During the quarter ended March 31, 2013, Chiesi was a party to a distribution agreement with an Iranian distributor. Pursuant to the distribution agreement, the distributor has the right to sell and sold CUROSURF to hospitals in Iran, which may include hospitals owned by the Government of Iran. We believe Chiesi’s gross revenue attributable to such sales during the quarter ended March 31, 2013 was approximately $713,000, while net profit generated from such sales was approximately $327,000.

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

As of the date of this quarterly report on Form 10-Q, we are not aware of any other activity, transaction or dealing by us or any of our affiliates during the quarter ended March 31, 2013, that requires disclosure in this quarterly report under Section 13(r) of the Exchange Act. For affiliates that we do not control and that are our affiliates solely due to their common control by Chiesi, we have relied upon Chiesi for information regarding their activities, transactions and dealings.

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

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars and we do not have investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We currently have one supply contract denominated in Euros and two development agreements denominated in foreign currencies, Euros and Swiss francs. Unfavorable fluctuations in these exchange rates could have a negative impact on our consolidated financial statements. The impact of changes in the exchange rates related to these contracts was immaterial to our consolidated financial statements for the three months ended March 31, 2013 and 2012. We do not believe a fluctuation in these exchange rates would have a material impact on us. To date, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. These circumstances may change.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2013, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see “Part I—Item 3. Legal Proceedings” of our annual report on Form 10-K for the year ended December 31, 2012 for a description of certain pending legal proceedings to which we are subject. There have been no material developments in these legal proceedings since the filing of the Form 10-K on March 14, 2013 except as disclosed below.

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

On January 17, 2012, we filed a motion to dismiss the action for failure to state a claim on which relief could be granted and on May 18, 2012, the Court issued an order granting the motion to dismiss. On June 14, 2012, ONY notified the United States Court of Appeals for the Second Circuit that it intended to appeal that order. The appeal has been fully briefed and oral arguments were heard on April 25, 2013. The Court has not issued its ruling at this time.

Propoxyphene Litigation

Since January 11, 2012, we have been served with fifteen complaints involving 430 plaintiffs in which plaintiffs allege that they (or decedents) suffered personal injury related to their ingestion of prescription medication containing the active pharmaceutical ingredient propoxyphene marketed and sold as generic and/or brand-name drugs under various names by the numerous defendant companies. The suits name numerous pharmaceutical companies, including BioPharma Inc., Cornerstone BioPharma Holdings Inc., and Aristos and do not specify which company’s product each plaintiff allegedly ingested. The damages that the plaintiffs seek include compensatory and exemplary damages.

These cases were initially filed in various jurisdictions. Of the cases filed to date, four were originally filed in Federal Courts and eleven originally filed in State Courts.

The eleven State Court cases were initially removed to Federal Court; nine of those eleven and all four of the cases originally filed in Federal Court were then transferred to the pending MDL proceedings in the United States District Court, Eastern District of Kentucky (Northern Division). Seven currently remain there, two are pending in the United States District Court for the Northern District of California, two have been remanded to and currently remain in California Superior Court for the County of San Francisco, and four were dismissed on the basis that Federal food and drug laws preempted the plaintiffs’ claims. The dismissal rulings in two of the dismissed cases have been appealed to the United States Court of Appeals for the Sixth Circuit, but the Court has not yet set a briefing schedule.

Motions are pending in the two cases currently in the United States District Court for the Northern District of California to remand those cases to California State Courts. Similar motions to remand are pending or will soon be pending in the seven cases currently in the MDL. In the two cases remanded to and pending in California Superior Court for the County of San Francisco petitions for permission to appeal the remand decisions are pending in the United States Court of Appeals for the Ninth Circuit.

A coordination hearing to consider coordination of those propoxyphene cases pending in California State Courts occurred on April 17, 2013. The Court recommended that California propoxyphene cases be consolidated in a coordinated proceeding to take place in Los Angeles Superior Court. All propoxyphene cases pending in California state courts may accordingly be consolidated.

It is not possible at this time to predict the schedule, jurisdiction, or procedural context in which the propoxyphene litigation will ultimately be resolved.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, please refer to Item 1A of our annual report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 14, 2013. There have been no material changes from the risk factors previously disclosed in that annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended March 31, 2013.

The following table lists all repurchases during the three months ended March 31, 2013 of our common stock by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	—	$—	$—	$—
February 1, 2013 – February 29, 2013	1,217	5.58	—	—
March 1, 2013 – March 31, 2013	—	—	—	—

Total	1,217	$5.58	$—	$—

(1)	Represents shares that were surrendered to us by holders of restricted common stock under the 2004 Stock Incentive Plan to satisfy employee tax withholding obligations arising in connection with the vesting of their shares. We subsequently retired all of these surrendered shares.
(2)	Represents the average price paid per share for shares surrendered to us in satisfaction of employee tax withholding obligations.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report on Form 10-Q, and such exhibit index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE THERAPEUTICS INC.

Date: May 9, 2013	/s/ Craig Collard
Craig Collard
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2013	/s/ Alastair McEwan
Alastair McEwan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 9, 2013	/s/ Ira Duarte
Ira Duarte
Director, Accounting and Financial Planning and Analysis
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 1, dated July 12, 2010, to Amended and Restated Development and Manufacturing Agreement between EKR Therapeutics, Inc. and Baxter Healthcare Corporation dated November 6, 2009.

10.2+	Amendment No. 2, dated February 27, 2013, to Amended and Restated Development and Manufacturing Agreement between EKR Therapeutics, Inc. and Baxter Healthcare Corporation dated November 6, 2009.

10.3	Form of Restricted Stock Agreement granted under the 2004 Stock Incentive Plan (for awards granted after December 31, 2012).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment, which portions have been separately filed with the Securities and Exchange Commission.