Form 10-Q
period 2013-06-30
CORNERSTONE THERAPEUTICS INC
filed 2013-08-06
CIK 1145404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 1, 2013, the registrant had 26,840,834 shares of Common Stock, $0.001 par value per share, outstanding.

CORNERSTONE THERAPEUTICS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of historical fact, including statements regarding the progress and timing of our product development programs and related trials; our future opportunities; our strategy, future operations, anticipated financial position, future revenues and projected costs; our management’s prospects, plans and objectives; and any other statements about management’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including our “critical accounting estimates”; our ability to develop and maintain the necessary sales, marketing, supply chain, distribution and manufacturing capabilities to commercialize our products; patient, physician and third-party payer acceptance of our products as safe and effective therapeutic products; our heavy dependence on the commercial success of a relatively small number of currently marketed products; our ability to maintain regulatory approvals to market and sell our products; our ability to obtain U.S. Food and Drug Administration, or FDA, approval to manufacture, market and sell our products and product candidates, including RETAVASE®; our ability to successfully and effectively launch our Hydrocodone Polistirex and Chlorpheniramine Polistirex Extended Release Suspension product and BETHKIS®; our ability to enter into additional strategic licensing, product acquisition, collaboration or co-promotion transactions on favorable terms, if at all; our ability to manage and control unknown liabilities in connection with any acquisitions; our ability to successfully manage growth or integrate acquired businesses and operations; our ability to maintain compliance with NASDAQ listing requirements; adverse side effects experienced by patients taking our products; difficulties relating to clinical trials, including difficulties or delays in the completion of patient enrollment, data collection or data analysis; the results of preclinical studies and clinical trials with respect to our product candidates and whether such results will be indicative of results obtained in later clinical trials; our ability to develop and commercialize our product candidates before our competitors develop and commercialize competing products; our ability to satisfy FDA and other regulatory requirements; our substantial indebtedness and debt covenants; and our ability to obtain, maintain and enforce patent and other intellectual property protection for our products and product candidates. These and other risks are described in greater detail in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, or SEC, on March 14, 2013. Any material changes to the risk factors disclosed in the annual report are discussed below in “Part II – Item 1A. Risk Factors.” If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements in this quarterly report on Form 10-Q represent our views only as of the date of this quarterly report on Form 10-Q and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, whether as a result of new information, future events or otherwise, except as may be required by law. Our forward-looking statements do not reflect the potential impact of any acquisitions, mergers, dispositions, business development transactions, joint ventures or investments we may enter into or make.

ITEM 1. FINANCIAL STATEMENTS

CORNERSTONE THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$55,533	$56,250
Accounts receivable, net	21,912	14,368
Inventories, net	13,941	11,384
Prepaid expenses	4,434	3,343
Income tax receivable	—	4,094
Deferred tax asset	3,330	1,614
Acquisition-related current assets	6,759	11,134
Other current assets	193	379

Total current assets	106,102	102,566

Property and equipment, net	1,636	1,310
Product rights, net	233,656	232,111
Goodwill	33,151	33,356
Other assets	32	32

Total assets	$374,577	$369,375

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,247	$12,439
Accrued expenses	39,861	37,379
Acquisition-related contingent payments	8,035	6,846
Acquisition-related current liabilities	6,697	9,636
Other current liabilities	1,358	525

Total current liabilities	62,198	66,825

Acquisition-related contingent payments, less current portion	26,378	26,362
Long-term debt	89,592	89,540
Deferred tax liability	15,667	15,683
Other long-term liabilities	4,438	4,792

Total liabilities	198,273	203,202

Commitments and contingencies, Note 11
Stockholders’ equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock - $0.001 par value, 90,000,000 shares authorized; 26,497,738 and 26,348,470 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	26	26

Additional paid-in capital	169,414	167,461
Retained earnings (accumulated deficit)	6,864	(1,314)

Total stockholders’ equity	176,304	166,173

Total liabilities and stockholders’ equity	$374,577	$369,375

The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$40,406	$21,471	$78,386	$43,632
Costs and expenses:
Cost of product sales (exclusive of amortization of product rights)	10,105	8,901	22,262	17,587
Selling, general and administrative	13,800	8,890	26,917	19,812
Research and development	615	686	1,442	1,731
Amortization of product rights	4,300	3,189	8,455	8,490
Change in acquisition-related contingent payments	1,384	—	3,782	—
Transaction-related expenses	454	5,438	1,137	6,180
Other operating expenses, net	(988)	—	(988)	(1,492)

Total costs and expenses	29,670	27,104	63,007	52,308

Income (loss) from operations	10,736	(5,633)	15,379	(8,676)
Other expenses, net:
Interest expense, net	(1,661)	(113)	(3,324)	(115)
Other income, net	—	—	529	—

Total other expenses	(1,661)	(113)	(2,795)	(115)

Income (loss) before income taxes	9,075	(5,746)	12,584	(8,791)
(Provision for) benefit from income taxes	(3,312)	1,393	(4,406)	2,613

Net income (loss)	$5,763	$(4,353)	$8,178	$(6,178)

Comprehensive income (loss)	$5,763	$(4,353)	$8,178	$(6,178)

Net income (loss) per share, basic	$0.22	$(0.17)	$0.31	$(0.24)

Net income (loss) per share, diluted	$0.19	$(0.17)	$0.28	$(0.24)

Weighted-average common shares, basic	26,459,463	26,058,941	26,412,014	25,937,656

Weighted-average common shares, diluted	31,354,267	26,058,941	31,163,691	25,937,656

The accompanying notes are an integral part of the consolidated financial statements.

CORNERSTONE THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$8,178	$(6,178)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	8,826	8,788
Amortization of debt costs	52	—
Provision for prompt payment discounts	2,254	1,257
Provision for other receivables	52	—
Provision for inventory allowances	1,292	261
Acquisition accounting adjustment on inventory sold	75	159
Gain on sale of product rights	—	(1,492)
Change in acquisition-related contingent payments	3,782	—
Stock-based compensation	1,390	1,343
Deferred revenue	—	(1,047)
Deferred income taxes	2,026	(1,943)
Changes in operating assets and liabilities:
Accounts receivable	(9,752)	(1,205)
Inventories	(3,924)	(1,080)
Prepaid expenses and other assets	(1,213)	6,995
Accounts payable, accrued expenses, and other liabilities	(3,826)	(7,922)
Acquisition-related current assets and liabilities	1,571	—
Income taxes receivable	1,324	209

Net cash provided by (used in) operating activities	12,107	(1,855)

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	13	(126,920)
Purchase of product rights	(10,000)	—
Purchase of property and equipment	(697)	(99)
Proceeds from sale of product rights	—	3,000

Net cash used in investing activities	(10,684)	(124,019)

Cash flows from financing activities
Proceeds from term loans	—	90,000
Proceeds of debt financing costs	—	(511)
Proceeds from exercise of common stock options	567	818
Excess tax benefit from stock-based compensation	3	256
Payments related to net settlement of restricted stock	(7)	(79)
Acquisition-related contingent payments	(2,644)	—
Principal payments on capital lease obligation	(59)	(20)

Net cash (used in) provided by financing activities	(2,140)	90,464

Net decrease in cash and cash equivalents	(717)	(35,410)
Cash and cash equivalents as of beginning of period	56,250	73,968

Cash and cash equivalents as of end of period	$55,533	$38,558

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

Reclassifications

The gain on divestiture of product rights previously classified separately is included in other operating expenses, net in the accompanying consolidated statements of comprehensive income (loss). This reclassification had no effect on net loss as previously reported.

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

Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash deposits with federally insured banks. As of June 30, 2013, the majority of the Company’s cash deposits were federally insured.

Accounts Receivable

The Company typically requires its customers to remit payments within the first 30 to 35 days after the invoice date, depending on the customer and the products purchased. In addition, the Company offers wholesale distributors a prompt payment discount if they make payments within these deadlines. This discount is generally 2%, but may be higher in some instances due to product launches or customer and/or industry expectations. Because the Company’s wholesale distributors typically take the prompt payment discount, the Company accrues 100% of the prompt payment discounts, based on the gross amount of each invoice, at the time of sale, and the Company applies earned discounts at the time of payment. The Company adjusts the accrual periodically to reflect actual experience. Historically, these adjustments have not been material. The allowance for prompt payment discounts was $470,000 and $320,000 as of June 30, 2013 and December 31, 2012, respectively.

The Company performs ongoing credit evaluations and does not require collateral. As appropriate, the Company establishes provisions for potential credit losses. In the opinion of management, no allowance for doubtful accounts was necessary as of June 30, 2013 or December 31, 2012. The Company writes off accounts receivable when management determines they are uncollectible and credits payments subsequently received on such receivables to bad debt expense in the period received. There were no write-offs during the three or six months ended June 30, 2013 or 2012.

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

Pre-approval inventory is expensed until it is probable that the inventory will be saleable. The Company capitalizes inventory costs associated with marketed products and certain products prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. Capitalization of this inventory does not begin until the product candidate is considered to have a high probability of regulatory approval, which is generally after the Company has submitted a filing with the U.S. Food and Drug Administration (the “FDA”). If the Company is aware of any specific risks or contingencies that are likely to impact the expected regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling of the product candidate, the Company does not capitalize the related inventory. Once the Company capitalizes inventory for a product candidate that is not yet approved, the Company monitors, on a quarterly basis, the status of this candidate within the regulatory approval process, its projected sales volume and estimated selling price. The Company could be required to expense previously capitalized costs related to pre-approval inventory upon a change in its judgment of future commercial use and net realizable value, including due to a denial or delay of approval by regulatory bodies, a delay in the timeline for commercialization or other potential factors. At June 30, 2013, inventories included $3.4 million of costs capitalized as raw materials prior to regulatory approval of the Supplemental Biologics License Application (“sBLA”) for RETAVASE®. This inventory will be used in manufacturing saleable product after approval and will not be used in the remaining testing required for the sBLA approval. The sBLA is intended to qualify SCIL Proteins Production in Germany as a new supplier of reteplase, the API for RETAVASE, and to modify the existing approved Biologics License Application to include an intermediate step between the API and finished good manufacturing processes.

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

Acquired IPR&D resulting from a business combination is initially characterized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When the related research and development is completed, the asset will be assigned a useful life and amortized. Acquired IPR&D is classified as product rights on the accompanying consolidated balance sheets.

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

Revenue Recognition

The Company’s consolidated net revenues represent the Company’s net product sales and other revenues. The following table sets forth the categories of the Company’s net revenues (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gross product sales	$58,758	$30,288	$115,312	$64,474
Sales allowances	(18,530)	(8,817)	(37,104)	(20,846)

Net product sales	40,228	21,471	78,208	43,628
Other revenues	178	—	178	4

Net revenues	$40,406	$21,471	$78,386	$43,632

The Company records all of its revenue from product sales and other revenues when realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

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

Other Revenues

Other revenues include revenues from copromotion, license and royalty agreements. We record copromotion, license and royalty revenues from third parties based on the nature of the agreement (including its contractual terms), the nature of the payments and applicable accounting guidance. Copromotion and royalty revenues are typically based on net sales, as defined in the respective agreements, which may include estimates of sales discounts and other deductions. Any adjustments related to estimated sales discounts and other deductions are recognized in the period the third-party partner reports the amounts to the Company, which is typically the following quarter. Historically, these adjustments have not been significant.

Non-refundable fees where the Company has no continuing performance obligations are recognized as revenue when there is persuasive evidence of an arrangement and collection is reasonably assured. If the Company has continuing performance obligations, nonrefundable fees are deferred and recognized ratably over the estimated performance period. At-risk milestone payments, which are typically related to regulatory, commercial or other achievements by the Company’s licensees, are recognized as revenues when the milestone is accomplished and collection is reasonably assured. Refundable fees are deferred and recognized as revenues upon the later of when they become nonrefundable or when performance obligations are completed.

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

Fair Value Measurements

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values as of June 30, 2013 and December 31, 2012 due to the short-term nature of these financial items.

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

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 (in thousands):

	December 31, 2012	Issuances	Payments (1)	Adjustments (2)	June 30, 2013

Acquisition-related contingent consideration (3)	$33,208	$—	$(2,644)	$3,849	$34,413

(1)	Relates to payments of acquisition-related contingent consideration with respect to CARDENE I.V.
(2)	This amount includes fair value adjustments to the acquisition-related contingent consideration for CARDENE I.V. and RETAVASE. The adjustment is recognized as change in acquisition-related contingent payments in the consolidated statements of comprehensive income (loss).
(3)	Acquisition-related contingent consideration is classified as acquisition-related contingent payments in the accompanying consolidated balance sheets.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis in the six month period ended June 30, 2013.

NOTE 3: BUSINESS COMBINATIONS

Acquisition of EKR

Description of Transaction

On June 26, 2012, the Company completed its acquisition of EKR, a specialty pharmaceutical company focused on serving the acute-care hospital setting, for an estimated consideration of approximately $164.2 million. As part of the transaction, the Company acquired the product rights to the cardiovascular products CARDENE I.V. and RETAVASE. The Company made an upfront payment of $126.4 million and may pay a series of contingent consideration payments related to CARDENE I.V. and RETAVASE if certain milestones are achieved. The fair value for contingent consideration was determined to be $37.8 million.

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

Fair Value of Consideration Transferred

A summary of the purchase price is as follows (in thousands):

Cash paid for EKR’s outstanding shares	$126,424
Acquisition-related contingent consideration	37,788

Total fair value of consideration	$164,212

Assets Acquired and Liabilities Assumed

The total purchase price was allocated to the acquired tangible and intangible assets and assumed liabilities of EKR based on their estimated fair values as of June 26, 2012. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill.

The following table presents the preliminary allocation of the total fair value of consideration transferred to the acquired tangible and intangible assets and assumed liabilities of EKR based on their estimated fair values as of the closing date of the transaction, measurement period adjustments recorded during the first six months of 2013 and the as adjusted allocations of the total fair value of consideration transferred, as shown above (in thousands):

	June 26, 2012 (1)	Measurement Period Adjustments (2)	June 26, 2012 (As adjusted)
Cash	$516	$—	$516
Accounts receivable, net	7,401	46	7,447
Inventory, net	32,226	—	32,226
Prepaid expenses and other assets	14,682	(121)	14,561
Identifiable intangibles	154,123	—	154,123
Deferred tax assets	35,079	274	35,353
Accounts payable	(2,690)	—	(2,690)
Accrued liabilities	(29,515)	(7)	(29,522)
Deferred tax liability related to intangibles acquired	(65,735)	—	(65,735)

Total identifiable net assets	$146,087	$192	$146,279
Goodwill	18,138	(205)	17,933

Total fair value of consideration	$164,225	$(13)	$164,212

(1)	As reported previously in the Company’s annual report on Form 10-K for the year ended December 31, 2012.
(2)	The measurement period adjustments during the six months of 2013 primarily reflect changes in accounts receivables, net, indemnified assets and liabilities and the related impact on deferred taxes. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These measurement period adjustments did not have a material impact on the Company’s December 31, 2012 consolidated financial statements. Accordingly, the Company has not retrospectively adjusted those financial statements.

The Company recorded $154.1 million in identifiable intangibles at fair value, consisting of $158.4 million in acquired product rights, partially offset by $4.3 million related to an unfavorable contract liability. The fair value of the product rights was allocated as $131.6 million for CARDENE I.V. and $26.9 million for RETAVASE. CARDENE I.V. product rights are being amortized over 15 years. RETAVASE product rights will be amortized over approximately 12 years beginning upon commercial launch. The unfavorable contract liability resulted from an existing supply contract that was determined to have terms that were less favorable than market. The liability was recorded at fair value determined based on the discounted cash flows resulting from the Company’s estimated loss that will be incurred on the manufacturing of RETAVASE inventory for the provider of RETAVASE in the European market. The fair value of the unfavorable contract liability as of June 30, 2012 was $4.3 million and is classified in other long-term liabilities on the consolidated balance sheet as of June 30, 2013. The value of the contract will be amortized and recorded as an offset to cost of product sales based on inventory movement over the life of the contract.

Acquired inventory was recorded at fair value and includes an acquisition accounting adjustment of approximately $19.4 million to increase inventory to its fair value.

The Company recorded indemnification assets of $4.5 million and indemnification liabilities of $8.8 million, which are offset by corresponding liabilities and assets, respectively. The indemnification balances relate to (i) certain litigation and contractual liabilities included in accrued expenses and (ii) anticipated income tax refunds related to federal net operating loss (“NOL”) carryback claims and EKR’s 2012 short period tax return. EKR’s former shareholders are responsible for specified litigation and contractual liabilities included in acquisition-related current liabilities and for tax liabilities related to pre-closing periods and are obligated to fully indemnify the Company against losses related to these matters. EKR’s former shareholders are also generally entitled to the benefit of tax refunds associated with pre-closing periods. These indemnification assets and liabilities are classified in acquisition-related current assets and liabilities. The remaining balances are reflected on the accompanying consolidated balance sheet as of June 30, 2013. The Company expects the full amount of the liabilities related to these matters to be covered by the EKR shareholders.

At the closing of the acquisition, the fair value for contingent consideration potentially payable was $37.8 million, of which $23.9 million related to a contingent consideration arrangement related to the ready-to-use formulation of CARDENE I.V. that existed prior to the acquisition date. The fair value of these liabilities was determined using a discounted cash flow analysis incorporating the estimated future cash flows from potential milestones and royalty payments. The liabilities were evaluated as of June 30, 2013 as discussed above in Note 2. The Company will continue to evaluate these liabilities for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income (loss). The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the carrying value of the liability.

Goodwill was calculated as the difference between the fair value of the consideration and the values assigned to the assets acquired and liabilities assumed. None of the goodwill will be deductible for tax purposes.

In connection with the acquisition, during the six months ended June 30, 2013 and 2012, the Company incurred $128,000 and $5.6 million, respectively, of transaction-related costs, which include severance expenses and the costs of advisory, legal, valuation and accounting services. These costs were expensed as incurred and are included in transaction-related expenses on the accompanying consolidated statements of comprehensive income (loss).

During the three months ended June 30, 2013, the Company settled certain liabilities acquired in connection with the EKR acquisition resulting in a gain of approximately $700,000, which is included in other operating expenses, net on the accompanying consolidated statements of comprehensive income (loss).

Net revenues and net income for EKR of $736,000 and $420,000, respectively, are included in the Company’s consolidated statements of comprehensive (loss) income from the acquisition date, June 26, 2012 through June 30, 2012.

Pro Forma Impact of the Acquisition of EKR (Unaudited)

The following table presents pro forma results of operations and gives effect to the transaction as if the transaction had been consummated on January 1, 2011. The unaudited pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or of the results that may occur in the future. Furthermore, the pro forma financial information does not reflect the impact of any reorganization or restructuring expenses or operating efficiencies resulting from combining the two companies (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$32,075	$39,429	$69,903	$84,790

Net loss	$(2,781)	$(523)	$(6,518)	$(2,790)

Basic loss per share	$(0.11)	$(0.02)	$(0.25)	$(0.11)

Diluted loss per share	$(0.11)	$(0.02)	$(0.25)	$(0.11)

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and EKR, reflecting the Company’s and EKR’s results of operations for the three and six month periods ending June 30, 2012 and 2011. The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results reflect primarily the following pro forma adjustments:

•

Additional interest expense related to our long-term debt used to fund the acquisition (approximately $1.7 million for the three months ended June 30, 2012 and 2011 and $3.3 million for the six months ended June 30, 2012 and 2011);

•

Additional amortization expense related to the fair value of identifiable intangible assets acquired (approximately $2.2 million for the three months ended June 30, 2012 and 2011 and $4.4 million for the six months ended June 30, 2012 and 2011); and

•	Removal of acquisition-related transaction costs (approximately $11.1 million and $11.4 million for the three and six months ended June 30, 2012, respectively).

NOTE 4: INVENTORY

The following table represents inventories, net as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012
Raw materials	$7,138	$3,561
Work in process	2,656	2,920
Finished goods	6,988	7,016

Total	16,782	13,497

Inventory allowances	(2,841)	(2,113)

Inventories, net	$13,941	$11,384

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance was $33.2 million and $33.4 million as of June 30, 2013 and December 31, 2012, respectively. The change in goodwill is described in Note 3. No amount of the goodwill balance at June 30, 2013 will be deductible for income tax purposes.

Product Rights

The following tables represent product rights, net as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Amortization Period (yrs.)
CUROSURF®	$107,606	$37,863	$69,743	15.0
ZYFLO®	11,500	7,488	4,012	7.1
CARDENE I.V.	131,556	8,868	122,688	15.0
PERTZYE®	10,000	145	9,855	10.0
RETAVASE	26,858	—	26,858	n/a
Other	575	75	500	n/a

Total	$288,095	$54,439	$233,656	14.5

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted- Average Amortization Period (yrs.)
CUROSURF	$107,606	$34,740	$72,866	15.0
ZYFLO	11,500	6,686	4,814	7.1
CARDENE I.V.	131,556	4,483	127,073	15.0
RETAVASE	26,858	—	26,858	n/a
Other	575	75	500	n/a

Total	$278,095	$45,984	$232,111	14.6

The Company amortizes the product rights related to its currently marketed products over their estimated useful lives, which range from seven to fifteen years. As of June 30, 2013, the Company had $27.4 million of product rights related to RETAVASE and its Hydrocodone Polistirex and Chlorpheniramine Polistirex Extended Release Suspension product, both of which are expected to be launched in the future. The rights will be amortized over the product candidates’ estimated useful lives.

On May 9, 2013, the Company entered into a license and distribution agreement with Digestive Care, Inc. (“DCI”) pursuant to which it acquired exclusive U.S. rights to market DCI’s PERTZYE for the treatment of Exocrine Pancreatic Insufficiency due to cystic fibrosis. PERTZYE is an FDA approved unique pancreatic enzyme replacement therapy drug product containing bicarbonate-buffered, enteric-coated microspheres. In consideration for marketing rights, the Company made an initial payment of $10 million. The Company is required to make certain minimum investments in promotion and make payments based on a percentage of net sales. In addition, the Company is required to make certain milestone payments upon achievement of net sales targets. The initial payment, and potential future payments of milestones met will be capitalized and amortized over the remaining useful life of the asset which is currently estimated to be ten years. The initial term of the agreement is ten years with an automatic renewal provision for successive two-year terms unless either party provides written notice six months before the end of the current term.

Aggregate annual amortization expense of product rights (excluding the rights related to products expected to be launched) for each of the five succeeding fiscal years is estimated as follows (in thousands):

2013	$17,266
2014	17,621
2015	17,621
2016	16,016
2017	16,016
Thereafter	130,214

$214,754

Divestiture of Anti-infective Product Rights

In March 2012, the Company entered into asset purchase agreements with each of Merus Labs International Inc. (“Merus”) and Vansen Pharma Inc. (“Vansen”) pursuant to which the Company sold all of its rights to the anti-infective drugs Factive and Spectracef. In connection with the transaction, the Company divested approximately $3.8 million in product rights, net of accumulated amortization, $2.5 million in inventory and product samples, and other assets of $1.4 million. In addition, Merus and Vansen assumed product-related liabilities of approximately $4.1 million. Total cash consideration for the divestiture was $6.2 million, of which $1.2 million was recorded as a receivable from the buyers. Under the asset purchase agreement for Factive, the Company retained certain royalty obligations to LG Life Sciences, Ltd. and Oscient Pharmaceuticals Corporation through the end of September 30, 2014. The Company calculated the fair value of the expected royalty payments and recorded a contingent liability of $1.1 million, which is included in other current and other long-term liabilities. The Company also recognized a gain on the divestiture of $1.5 million which is included in other operating expenses, net in the accompanying consolidated statements of comprehensive income (loss).

NOTE 6: ACCRUED EXPENSES

The components of accrued expenses are as follows (in thousands):

	June 30,	December 31,
	2013	2012

Accrued product returns	$16,334	$13,629
Accrued rebates	1,748	1,766
Accrued price adjustments and chargebacks	10,664	9,651
Accrued compensation and benefits	2,572	3,022
Accrued royalties	2,497	3,487
Accrued research and development	1,098	1,300
Accrued co-promotion	1,687	2,330
Accrued expenses, other	3,261	2,194

Total accrued expenses	$39,861	$37,379

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

The following table summarizes information on the Term Loans as of June 30, 2013 (in thousands):

	Maturity Date	June 30, 2013
Term Loan A (7.5% interest payable quarterly and principal payable in quarterly installments of $3.5 million starting on December 31, 2014)	June 2017

Principal amount		$60,000
Unamortized debt financing costs		(268)

Net carrying amount		59,732

Term Loan B (6.5% interest payable quarterly and principal payable upon maturity, with conversion option through June 21, 2014)	June 2017

Principal amount		30,000
Unamortized debt financing costs		(140)

Net carrying amount		29,860

Total debt, carrying amount		89,592
Less: current portion		—
Total long-term debt, carrying amount		$89,592

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

There were 145,000 and 100,325 stock options granted and exercised, respectively, during the six months ended June 30, 2013.

The following table shows the assumptions used to value stock options on the date of grant, as follows:

Six Months Ended
June 30,
2013
Estimated dividend yield	0.0%
Expected stock price volatility	76-77%
Risk-free interest rate	0.97-1.69%
Expected life of option (in years)	5.83-5.84
Weighted-average grant date fair value per share of options granted	$5.45

The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend rate was assumed to be 0%. The expected stock price volatility was based on the Company’s historical volatility for the approximate five year period preceding June 30, 2013. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The expected life was estimated based on historical exercise patterns for previous grants, taking into account employee exercise strategy and cancellation behavior.

As of June 30, 2013, the aggregate intrinsic value of options outstanding and exercisable was $6.5 million and $5.2 million, respectively.

As of June 30, 2013, there was $2.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.87 years.

Restricted Stock

During the six months ended June 30, 2013, 255,500 shares of restricted stock were issued and 50,160 shares vested. As of June 30, 2013, there were 341,750 restricted common shares outstanding and approximately $2.0 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 3.10 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized based on the total grant date fair value of shares vested was approximately $722,000 and $668,000 for the three months ended June 30, 2013 and 2012, respectively, and $1.4 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively.

NOTE 9: INCOME TAXES

The Company computes an estimated annual effective tax rate for interim financial reporting purposes. The estimated annual effective tax rate is used to compute the tax expense or benefit related to ordinary income or loss. Tax expense or benefit related to all other items is individually computed and recognized when the items occur. The Company’s effective tax rate for the three and six months ended June 30, 2013 was 36.5% and 35.0%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2012 was (24.2)% and (29.7)%, respectively. The change in the effective tax rate for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 was due primarily to the tax impact of projected income for 2013 as compared to losses for 2012.

As of June 30, 2013 and December 31, 2012, the Company had provided a valuation allowance related to federal NOL and charitable contribution carryforwards and federal tax credits due to uncertainty regarding the Company’s ability to fully realize these assets. This determination considered the limitations on the utilization of NOLs and tax credits imposed by Section 382 and 383, respectively, of the Internal Revenue Code. The Company has not established any other valuation allowances and it will continue to assess the realizability of its deferred tax assets and the corresponding impact on the valuation allowance.

The 2009 through 2011 tax years of the Company are open to examination by federal and state tax authorities. Currently Cardiokine Inc. (“Cardiokine”) is under audit by the federal authorities, and EKR is under audit in the state of New Jersey. The Company is fully indemnified by the former shareholders and participating equityholders of EKR and Cardiokine, respectively, for any losses related to audits by federal and state tax authorities for pre-acquisition periods.

There were no changes in unrecognized tax positions for the six months ended June 30, 2013. As of June 30, 2013, the Company has no unrecognized tax benefits. The Company does not reasonably expect any change to the amount of unrecognized tax benefits within the next 12 months.

NOTE 10: NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Numerator:
Net income (loss)	$5,763	$(4,353)	$8,178	$(6,178)
Interest on convertible debt, net of tax effects	318	—	647	—

Net income (loss) used to calculate diluted earnings per share	$6,081	$(4,353)	$8,825	$(6,178)

Denominator:
Weighted-average common shares, basic	26,459,463	26,058,941	26,412,014	25,937,656
Dilutive effect of stock options and restricted stock	668,262	—	525,135	—
Dilutive effect of convertible debt	4,226,542	—	4,226,542	—

Weighted-average common shares, diluted	31,354,267	26,058,941	31,163,691	25,937,656

Net income (loss) per share, basic	$0.22	$(0.17)	$0.31	$(0.24)

Net income (loss) per share, diluted	$0.19	$(0.17)	$0.28	$(0.24)

Anti-dilutive weighted-average shares	427,385	3,213,867	875,318	3,054,686

As of June 30, 2013 and 2012, there were 341,750 and 158,705 shares of unvested restricted stock outstanding that contain non-forfeitable rights to dividends. These securities are considered to be participating securities under the two-class method for determining basic and fully diluted net income (loss) per share. Because the treasury stock method and the two-class method yield the same result for both basic and diluted net income (loss) in each of the periods presented, only the treasury stock method has been disclosed.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases its facilities, certain equipment and automobiles under non-cancelable operating leases expiring at various dates through 2016. The Company recognizes lease expense on a straight-line basis over the term of the lease, excluding renewal periods, unless renewal of the lease is reasonably assured. Lease expense was approximately $144,000 and $190,000 for the three months ended June 30, 2013 and 2012, respectively, and approximately $287,000 and $424,000 for the six months ended June 30, 2013 and 2012, respectively.

Supply Agreements

The Company has entered into various supply agreements with certain vendors and pharmaceutical manufacturers. Financial commitments related to these agreements totaled approximately $52.0 million as of June 30, 2013, which includes any minimum amounts payable and penalties for failure to satisfy purchase commitments that the Company has determined to be probable and that are reasonably estimable. Since many of these commitment amounts are dependent on variable components of the agreements, actual payments and the timing of those payments may differ from management’s estimates. As of June 30, 2013, the Company had outstanding purchase orders related to inventory, excluding commitments under supply agreements, totaling approximately $27.5 million.

Royalty Agreements

The Company has contractual obligations to pay royalties to the former owners or current licensors of certain product rights that have been acquired by or licensed to the Company. These royalties are typically based on a percentage of net sales of the particular licensed product and are included in cost of product sales in the consolidated statements of comprehensive income (loss). For the three months ended June 30, 2013 and 2012, total royalty expenses were $1.3 million and $1.2 million, respectively, and for the six months ended June 30, 2013 and 2012, total royalty expenses were $2.5 million and $2.8 million, respectively.

Other Licensing Agreements

The Company is committed to make potential future milestone payments to third parties as part of licensing, distribution and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. The Company may be required to make $28.4 million in additional payments to various parties if all milestones under the agreements are met. Because the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on the accompanying consolidated balance sheets. The Company is also obligated to pay royalties on net sales or gross profit, if any, of certain products and product candidates currently in its portfolio following their commercialization.

As of June 30, 2013, the Company had outstanding financial commitments related to ongoing research and development contracts totaling approximately $1.1 million.

Additional Consideration for the Cardiokine Merger

In addition, in connection with its acquisition of Cardiokine in December 2011, the Company recorded an $8.8 million contingent liability for additional consideration potentially payable under the merger agreement. The Company agreed to pay potential consideration consisting of each of the following: (i) either $7.0 million or $8.5 million if Cardiokine’s pending new drug application for its lixivaptan compound, LIXAR®, is approved for sale by the FDA; (ii) up to $147.5 million based on the achievement of certain sales related milestones ($7.5 million at $75 million, $15 million at $150 million, $25 million at $250 million and $100 million at $500 million, each payable at the first time the annual sales reach the relevant milestone); (iii) quarterly earnout payments of 8% or 12% of net sales of the approved product, with such rate being dependent upon the scope of the labeling which the FDA may approve for the product; and (iv) one-half of any proceeds realized from the license of the approved product outside the United States (collectively, the “Purchase Consideration”). The Purchase Consideration will be paid first to a subsidiary of Pfizer Inc. (“Pfizer”), the licensor of certain rights to the lixivaptan compound, in satisfaction of Cardiokine’s payment obligations to Pfizer, until Pfizer has been paid a total of $20 million. Thereafter, any further Purchase Consideration will be paid in accordance with the merger agreement to certain other parties for which obligations existed and then directly to Cardiokine’s former stockholders.

The initial fair value of this liability is a level 3 measurement and was determined using a probability-weighted discounted cash flow analysis incorporating the estimated future cash flows from potential milestones and royalty payments discounted to present value using a discount rate of 21.5%. The liability will be periodically assessed based on events and circumstances related to the underlying milestones, and any change in fair value will be recorded in the Company’s consolidated statement of comprehensive income (loss). The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the carrying value of the liability. At December 31, 2012, the Company determined the fair value of the contingent liability was zero. During the six months ended June 30, 2013, there were no events or circumstances that would have required a revaluation of the liability.

Co-Promotion and Marketing Services Agreements

The Company entered into, but has now terminated, a co-promotion agreement that granted a third party the exclusive right to promote and sell ZYFLO CR and ZYFLO in conjunction with the Company. Under this agreement, the Company pays the third party co-promotion fees equal to the ratio of total prescriptions written by pulmonary specialists to total prescriptions during the applicable period multiplied by a percentage of quarterly net sales of the products covered by the agreement, after third-party royalties. Under this agreement, the Company is obligated to make these payments for a “sunset” period that lasts until the fourth quarter of 2013.

The Company also entered into a license and distribution agreement with DCI, as discussed above in Note 5. Under this agreement, each of the Company and DCI is required to make payments to the other party based on a percentage of such party’s net sales of PERTZYE attributable to the cystic fibrosis market in the territory covered by the agreement.

As of June 30, 2013, the Company had outstanding financial commitments related to various marketing and analytical service agreements totaling approximately $5.3 million.

Severance

Selected executive employees of the Company have employment agreements which provide for severance payments of up to two times base salary, bonuses and benefits upon termination, depending on the reasons for the termination. These executives would also be required to execute a release and settlement agreement. As of June 30, 2013, the Company had no amounts recorded as accrued severance for executives under such agreements.

Legal Proceedings

The Company is involved in lawsuits, claims, investigations and proceedings related to its business. There are no matters pending that the Company currently believes are reasonably possible of having a material impact to its business, consolidated financial condition, results of operations or cash flows.

NOTE 12: RELATED PARTY TRANSACTIONS

Chiesi, the Company’s majority stockholder, manufactures all of the Company’s requirements for CUROSURF pursuant to a license and distribution agreement that became effective on July 28, 2009, as amended on September 28, 2010 and December 14, 2012. The Company began promoting and selling CUROSURF in September 2009. Inventory purchases from Chiesi aggregated $7.3 million and $13.8 million for the three and six months ended June 30, 2013, respectively, compared to $5.2 million and $12.1 million for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, the Company had accounts payable of $886,000 due to Chiesi.

As discussed in Note 7, on June 21, 2012, the Company entered into the Term Loan Facility with Chiesi in connection with its acquisition of EKR. The Term Loan Facility, which is governed by the Credit Agreement, includes a Term Loan A of $60.0 million and Term Loan B of $30.0 million. The Term Loans were funded on June 25, 2012 and the acquisition of EKR closed on June 26, 2012. As of June 30, 2013, the net carrying value of the Term Loans was $89.6 million, net of capitalized unamortized debt financing costs. During the three and six months ended June 30, 2013, the Company paid $1.5 million and $2.9 million, respectively, of interest expense less withholding tax to Chiesi related to the Term Loans. There was no accrued interest payable due to Chiesi as of June 30, 2013.

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

NOTE 13: SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after June 30, 2013. The Company did not have any material subsequent events that require adjustment or disclosure in these financial statements.

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

Our strategy is to:

•	Focus our commercial and development efforts in the hospital and adjacent specialty markets within the U.S. pharmaceutical marketplace;

•	Acquire companies, marketed or registration-stage products, and late-stage development products that fit within our focus areas; and

•	Market approved generic products through our wholly owned subsidiary, Aristos Pharmaceuticals, Inc., or Aristos.

We believe this strategy will allow us to increase our revenues, improve our margins and profitability and enhance stockholder value.

Second Quarter 2013 Highlights

The following summarizes certain key financial measures for the three months ended June 30, 2013:

•	Net revenues were $40.4 million for the second quarter of 2013 compared to $21.5 million for the three months ended June 30, 2012, representing 88% year-over-year growth;

•	Gross margin was 75% for the second quarter of 2013 compared to 59% for the three months ended June 30, 2012, representing a 16 percentage point increase year-over-year;

•

When calculated in accordance with accounting principles generally accepted in the United States, or GAAP, income from operations was $10.7 million for the three months ended June 30, 2013 compared to a loss of $5.6 million for the three months ended June 30, 2012 and net income was $5.8 million for the three months ended June 30, 2013 compared to a loss of $4.4 million for the three months ended June 30, 2012;

•

On a non-GAAP basis, income from operations increased $13.8 million to $17.6 million and net income increased $7.1 million to $9.9 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012; and

•	Cash and cash equivalents were $55.5 million at June 30, 2013.

On May 9, 2013, we entered into a License and Distribution Agreement with Digestive Care, Inc., or DCI, pursuant to which we acquired exclusive U.S. rights to market DCI’s PERTZYE® for the treatment of Exocrine Pancreatic Insufficiency due to cystic fibrosis. PERTZYE is an FDA approved unique pancreatic enzyme replacement therapy drug product containing bicarbonate-buffered, enteric-coated microspheres. In consideration for marketing rights, we made an initial payment of $10 million, a portion of which is earmarked to satisfy certain outstanding obligations of DCI. We are required to make certain minimum investments in promotion and make payments based on a percentage of net sales. In addition, we are required to make certain milestone payments upon achievement of net sales targets. The initial term of the agreement is ten years with an automatic renewal provision for successive two-year terms unless either party provides written notice six months before the end of the current term. The agreement also includes the right of first refusal to negotiate a license to any alternative, substitute, successor or improvement to PERTZYE that DCI may develop.

On June 11, 2013, we received a Paragraph IV Notice Letter, or the Notice Letter, from Exela Pharma Sciences, LLC, or Exela, advising us of the filing by Exela of a supplemental New Drug Application, or sNDA, seeking approval for a ready to use injectable formulation of 0.1 mg/mL and 0.2 mg/mL nicardipine hydrochloride in 0.9% sodium chloride. We market a ready to use injectable formulation of 0.1 mg/mL and 0.2 mg/mL nicardipine hydrochloride in 0.86% and 0.83% sodium chloride, respectively, under the name CARDENE® I.V. The Notice letter included a certification that Exela’s product will not infringe the claims of U.S. Patent No. 7,612,102 and U.S. Patent No. 7,659,291, and/or that the claims of those patents are invalid.

In response to the filing of the sNDA, on July 24, 2013, we filed a complaint against Exela in the United States District Court for the District of Delaware alleging that Exela infringed our U.S. Patent Nos. 7,612,102 and 7,659,291. By filing suit to enforce our patents within 45 days from our receipt of the Notice Letter, under the Hatch-Waxman Act, the FDA may not approve Exela’s product for a period of 30 months from our receipt of the Notice Letter, or until an earlier court decision adverse to our patents.

On July 12, 2013, we received a further Notice Letter making the same certification with respect to our U.S. Patent No. 8,455,524. We intend to file a similar complaint alleging that Exela infringed our U.S. Patent No. 8,455,524.

Opportunities and Trends

We continue to promote CARDENE I.V. and CUROSURF® with our hospital-based sales force and are managing the life cycle of ZYFLO CR®. Our recent license of PERTZYE adds to our product portfolio and complements our launch of BETHKIS planned for later this year. In addition, we believe that RETAVASE, if approved, will give us the opportunity to further strengthen our existing relationships within the cardiology community and aid in our long-term growth in the hospital and adjacent specialty markets.

We continue to prepare our request for a meeting with the Division of Cardiovascular and Renal Drug Products of the FDA to discuss the contents of the Complete Response Letter received on October 31, 2012 for our new drug application for LIXAR® and additional statistical analyses of the existing data. We target submitting our meeting request during the third quarter of 2013. Following such meeting, we will determine appropriate action regarding our LIXAR development program, which may result in abandonment of the development program.

As we focus on the growth of our existing products and other product candidates, we also continue to position ourselves to execute upon the licensing and acquisition opportunities that will drive our next phase of growth. Our organization is fully committed to this effort, and we believe we will be successful in executing upon our corporate strategy in ways that will drive this future growth. In order to do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our alliance and partner relationships. We believe these actions, combined with the experience and expertise of our management team, position us well to drive the future growth of our revenue and income.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

The following table sets forth certain consolidated statement of comprehensive income (loss) data and certain non-GAAP financial information for the periods indicated (in thousands, except percentages and per share data):

	Three Months Ended June 30,		Change
	2013	2012	$	%
Net product sales
CARDENE I.V. product family	$14,219	$736	$13,483	1,832%
CUROSURF	11,258	9,269	1,989	21
ZYFLO® product family	14,755	10,788	3,967	37
Other products	(4)	678	(682)	NM

Total net product sales	40,228	21,471	18,757	87
Other revenues	178	—	178	NM

Net revenues	40,406	21,471	18,935	88
Cost of product sales (exclusive of amortization of product rights)	10,105	8,901	1,204	14
Selling, general and administrative	13,800	8,890	4,910	55
Research and development	615	686	(71)	(10)
Amortization of product rights	4,300	3,189	1,111	35
Change in acquisition-related contingent payments	1,384	—	1,384	NM
Transaction-related expenses	454	5,438	(4,984)	(92)
Other operating expenses, net	(988)	—	(988)	NM

Income (loss) from operations	10,736	(5,633)	16,369	NM
Total other expenses, net	(1,661)	(113)	(1,548)	1,370

Income (loss) before income taxes	9,075	(5,746)	14,821	NM
(Provision for) benefit from income taxes	(3,312)	1,393	(4,705)	NM

Net income (loss)	$5,763	$(4,353)	$10,116	NM

Net income (loss) per share, diluted	$0.19	$(0.17)	$0.36	NM

Non-GAAP income from operations (1)	$17,642	$3,821	$13,821	362

Non-GAAP net income (1)	$9,924	$2,809	$7,115	253

Non-GAAP net income per share, diluted (1)	$0.33	$0.11	$0.22	200

(1)	A reconciliation of our non-GAAP financial measures to the comparable GAAP measures is included below.

NM Not meaningful.

Net Revenues

Net Product Sales.

CARDENE I.V. net product sales increased $13.5 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. We acquired the CARDENE I.V. product rights on June 26, 2012 as part of our acquisition of EKR Holdings, Inc. and its wholly owned subsidiary, EKR Therapeutics, Inc., collectively EKR.

CUROSURF net product sales increased $2.0 million, or 21%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to increased unit volume, coupled with decreases in our estimated rates for price adjustments and chargebacks.

ZYFLO CR and ZYFLO net product sales increased $4.0 million, or 37%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily driven by price increases, partially offset by a decline in unit volume.

Net product sales from other products decreased $682,000 during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to our divestiture of our anti-infective product rights and certain related assets and liabilities in early March 2012.

Costs and Expenses

Cost of Product Sales. Cost of product sales (exclusive of amortization of product rights of $4.3 million and $3.2 million for the three months ended June 30, 2013 and 2012, respectively) increased $1.2 million, or 14%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to the addition of CARDENE I.V. to our product portfolio. Cost of product sales consists primarily of standard costs for each of our commercial products, distribution costs, royalties and inventory allowances.

Gross profit (exclusive of other revenues and amortization of product rights) was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2013	2012	$	%
Net product sales	$40,228	$21,471	$18,757	87%
Cost of product sales (exclusive of amortization of product rights)	10,105	8,901	1,204	14

Gross profit	$30,123	$12,570	$17,553	140%

Gross margin	75%	59%

Gross margin of net product sales for the three months ended June 30, 2013 increased 16.0 percentage points compared to the three months ended June 30, 2012. This increase was primarily due to the June 2012 addition of CARDENE I.V. to our product mix, which has a higher gross margin than CUROSURF. Additionally, gross margin was impacted by growth in our net product sales due to price increases and lower estimated rates for certain sales allowances.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.9 million, or 55%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This increase was primarily due to increases in compensation, travel and other related employee benefits due to the continued growth of our products and related sales force, coupled with an increase in advertising and promotional expenses related to the addition of CARDENE I.V. and our anticipated launches of BETHKIS and PERTZYE.

Research and Development Expenses. Research and development expenses decreased $71,000, or 10%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This decrease was mainly due to the costs related to LIXAR® during the three months ended June 30, 2012, partially offset by an increase in development expenses related to RETAVASE in the three months ended June 30, 2013. Our product development expenses for particular product candidates vary significantly from period to period depending on the product development stage and the nature and extent of the activities undertaken to advance the product candidate’s development in a given reporting period.

Amortization of Product Rights. Amortization of product rights increased $1.1 million, or 35%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This increase was primarily due to additional amortization related to CARDENE I.V. product rights, which we acquired in June 2012, partially offset by the fourth quarter 2012 change in estimated life of CUROSURF from 10 to 15 years.

Change in Acquisition-related Contingent Payments. The change in acquisition-related contingent payments was $1.4 million during the three months ended June 30, 2013 due to changes in the fair value measurements of CARDENE I.V. and RETAVASE contingent consideration, which products were acquired in June 2012 as part of our acquisition of EKR. For additional information regarding the change in acquisition-related contingent payments, refer to Note 2 to our consolidated financial statements included in “Part I—Item 1. Financial Statements” of this quarterly report on Form 10-Q.

Transaction- related Expenses. Transaction-related expenses decreased $5.0 million, or 92%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The transaction-related expenses in the second quarter of 2013 primarily related to costs associated with the Special Committee’s consideration of Chiesi’s proposal to acquire the shares of common stock that it does not already own. The transaction-related expenses in the second quarter of 2012 primarily related to our acquisition of EKR.

Other operating expenses, net. The $988,000 gain in other operating expenses, net during the three months ended June 30, 2013, relates primarily to the settlement of certain liabilities acquired in connection with our acquisition of EKR.

Total other expenses, net. Total other expenses, net increased by $1.6 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to interest expense related to our term loan facility with Chiesi, or the Term Loan Facility, entered into in June 2012.

Provision for (Benefit from) Income Taxes. The provision for income taxes was $3.3 million for the three months ended June 30, 2013 compared to a benefit from income taxes of $1.4 million for the three months ended June 30, 2012. Our effective tax rates for the three months ended June 30, 2013 and 2012 were 36.5% and (24.2)%, respectively. The change in the effective tax rate was due primarily to the tax impact of projected income for 2013 as compared to losses for 2012.

Comparison of the Six Months Ended June 30, 2013 and 2012

The following table sets forth certain consolidated statement of comprehensive income (loss) data and certain non-GAAP financial information for the periods indicated (in thousands, except percentages and per share data):

	Six Months Ended June 30,		Change
	2013	2012	$	%
Net product sales
CARDENE I.V. product family	$28,058	$736	27,322	3,712%
CUROSURF	20,778	16,882	3,896	23
ZYFLO product family	29,379	23,236	6,143	26
Other products	(7)	2,774	(2,781)	NM

Total net product sales	78,208	43,628	34,580	79
Other revenues	178	4	174	4,350

Net revenues	78,386	43,632	34,754	80
Cost of product sales (exclusive of amortization of product rights)	22,262	17,587	4,675	27
Selling, general and administrative	26,917	19,812	7,105	36
Research and development	1,442	1,731	(289)	(17)
Amortization of product rights	8,455	8,490	(35)	(0)
Change in acquisition-related contingent payments	3,782	—	3,782	NM
Transaction-related expenses	1,137	6,180	(5,043)	(82)
Other operating expenses, net	(988)	(1,492)	504	34

Income (loss) from operations	15,379	(8,676)	24,055	NM
Total other expenses, net	(2,795)	(115)	(2,680)	(2,330)

Income (loss) before income taxes	12,584	(8,791)	21,375	NM
(Provision for) benefit from income taxes	(4,406)	2,613	(7,019)	NM

Net income (loss)	$8,178	$(6,178)	$14,356	NM

Net income (loss) per share, diluted	$0.28	$(0.24)	$0.52	NM

Non-GAAP income from operations (1)	$30,218	$6,004	$24,214	403

Non-GAAP net income (1)	$17,030	$4,139	$12,891	311

Non-GAAP net income per share, diluted (1)	$0.57	$0.16	$0.41	256

(1)	A reconciliation of our non-GAAP financial measures to the comparable GAAP measures is included below.

NM Not meaningful.

Net Revenues

Net Product Sales.

CARDENE I.V. net product sales increased $27.3 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. We acquired the CARDENE I.V. product rights on June 26, 2012 as part of our acquisition of EKR.

CUROSURF net product sales increased $3.9 million, or 23%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to increased unit volume, coupled with decreases in our estimated rates for price adjustments and chargebacks.

ZYFLO CR and ZYFLO net product sales increased $6.1 million, or 26%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily driven by price increases, partially offset by a decline in unit volume.

Net product sales from other products decreased $2.8 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to our divestiture of our anti-infective product rights and certain related assets and liabilities in early March 2012.

Costs and Expenses

Cost of Product Sales. Cost of product sales (exclusive of amortization of product rights of $8.5 million for both the six months ended June 30, 2013 and 2012) increased $4.7 million, or 27%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to the addition of CARDENE I.V. to our product portfolio, coupled with first quarter 2013 inventory obsolescence charges related to ZYFLO. Cost of product sales consists primarily of standard costs for each of our commercial products, distribution costs, royalties and inventory allowances.

Gross profit (exclusive of other revenues and amortization of product rights) was as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2013	2012	$	%
Net product sales	$78,208	$43,628	$34,580	79%
Cost of product sales (exclusive of amortization of product rights)	22,262	17,587	4,675	27

Gross profit	$55,946	$26,041	$29,905	115%

Gross margin	72%	60%

Gross margin of net product sales for the six months ended June 30, 2013 increased 12.0 percentage points compared to the six months ended June 30, 2012. This increase was primarily due to the June 2012 addition of CARDENE I.V. to our product mix, which has a higher gross margin than CUROSURF. Additionally, gross margin was impacted by growth in our net product sales due to price increases and lower estimated rates for certain sales allowances.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.1 million, or 36%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This increase was primarily due to increases in compensation, travel and other related employee benefits due to the continued growth of our products and related sales force, coupled with an increase in advertising and promotional expenses related to the addition of CARDENE I.V. and our anticipated launches of BETHKIS and PERTZYE.

Research and Development Expenses. Research and development expenses decreased $289,000, or 17%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This decrease was mainly due to the costs related to LIXAR during the first six months of 2012, partially offset by an increase in development expenses related to RETAVASE in the first half of 2013. Our product development expenses for particular product candidates vary significantly from period to period depending on the product development stage and the nature and extent of the activities undertaken to advance the product candidate’s development in a given reporting period.

Amortization of Product Rights. Amortization of product rights decreased $35,000, or less than 1%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The addition of CARDENE I.V. product rights in June 2012 increased amortization of product rights in the six months ended June 30, 2013 compared to June 30, 2012, which were offset by a reduction of amortization of product rights due to the divestiture of our anti-infective product rights in March 2012 of approximately $2.2 million, coupled with the fourth quarter 2012 change in estimated life of CUROSURF from 10 to 15 years.

Change in Acquisition-related Contingent Payments. The change in acquisition-related contingent payments was $3.8 million during the six months ended June 30, 2013 due to changes in the fair value measurements of CARDENE I.V. and RETAVASE contingent consideration, which products were acquired in June 2012 as part of our acquisition of EKR. For additional information regarding the change in acquisition-related contingent payments, refer to Note 2 to our consolidated financial statements included in “Part I—Item 1. Financial Statements” of this quarterly report on Form 10-Q.

Transaction- related Expenses. Transaction-related expenses decreased $5.0 million, or 82%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The transaction-related expenses in the six months ended June 30, 2013 primarily related to costs associated with the Special Committee’s consideration of Chiesi’s proposal to acquire the shares of common stock that it does not already own. The transaction-related expenses in the six months ended June 30, 2012 primarily related to our acquisition of EKR.

Other operating expenses, net. The $504,000 change in other operating expenses, net during the six months ended June 30, 2013, was due to the March 2012 gain on our divestiture of our anti-infective product rights, offset primarily by the settlement of certain liabilities acquired in connection with our acquisition with EKR.

Total other expenses, net. Total other expenses, net increased by $2.7 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to interest expense related to our Term Loan Facility entered into in June 2012, partially offset by a receipt of cash consideration from the demutualization of a former mutual insurance provider.

Provision for (Benefit from) Income Taxes. The provision for income taxes was $4.4 million for the six months ended June 30, 2013 compared to a benefit from income taxes of $2.6 million for the six months ended June 30, 2012. Our effective tax rates for the six months ended June 30, 2013 and 2012 were 35.0% and (29.7)%, respectively. The change in the effective tax rate was due primarily to the tax impact of projected income for 2013 as compared to losses for 2012.

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

The following tables reconcile our non-GAAP measures to the most directly comparable GAAP financial measures (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
GAAP income (loss) from operations	$10,736	$(5,633)	$15,379	$(8,676)
Add: stock-based compensation	722	668	1,390	1,343
Add: amortization of product rights	4,300	3,189	8,455	8,490
Add: transaction-related expenses	454	5,438	1,137	6,180
Add: acquisition adjustments related to inventory sold	46	159	75	159
Less: change in acquisition-related contingent payments	1,384	—	3,782	—
Less: gain on divestiture of product rights	—	—	—	(1,492)

Non-GAAP income from operations	$17,642	$3,821	$30,218	$6,004

GAAP net income (loss)	$5,763	$(4,353)	$8,178	$(6,178)
Add: stock-based compensation	722	668	1,390	1,343
Add: amortization of product rights	4,300	3,189	8,455	8,490
Add: transaction-related expenses	454	5,438	1,137	6,180
Add: acquisition adjustments related to inventory sold	46	159	75	159
Less: change in acquisition-related contingent payments	1,384	—	3,782	—
Less: gain on divestiture of product rights	—	—	—	(1,492)
Less: tax effects related to above items[1]	(2,745)	(2,292)	(5,987)	(4,363)

Non-GAAP net income	$9,924	$2,809	$17,030	$4,139

GAAP net income (loss) per share, diluted	$0.19	$(0.17)	$0.28	$(0.24)

Non-GAAP net income per share, diluted[2]	$0.33	$0.11	$0.57	$0.16

Shares used in diluted net income (loss) per share calculation:
GAAP net income (loss)	31,354,267	26,058,941	31,163,691	25,937,656

Non-GAAP net income	31,354,267	26,693,195	31,163,691	26,492,610

(1)	Income taxes typically represent a complex element of our consolidated statements of comprehensive income (loss) and effective tax rates can vary widely between different periods. As such, for the three and six months ended June 30, 2013, we calculated non-GAAP net income by applying our statutory tax rate of 37.9% to non-GAAP income before taxes of $16.0 million and $27.4 million, respectively. The tax effects for the three and six months ended June 30, 2013 represent the difference between our GAAP tax provision of $3.3 million and $4.4 million, respectively, and our calculated non-GAAP tax expense of $6.1 million and $10.4 million, respectively. Tax effects for the three and six months ended June 30, 2012 were calculated using the effective tax rates of (24.2)% and (29.7)%, respectively.
(2)	The convertible term loan was determined to be dilutive to non-GAAP net income per share, diluted for the three and six months ended June 30, 2013. As such, for the three and six months ended June 30, 2013, non-GAAP net income was adjusted for $311,000 and $619,000, respectively, of interest expense related to the convertible term loan, net of tax effects. Non-GAAP net income adjusted for the related interest expense, net of tax effects, was divided by the sum of the weighted-average number of common shares and dilutive common share equivalents outstanding during the period, as adjusted for the impact of the shares related to the convertible debt of approximately 4.2 million shares for both the three and six months ended June 30, 2013.

Liquidity and Capital Resources

Sources of Liquidity

We require cash to meet our operating expenses and for capital expenditures, acquisitions and in-licenses of rights to products. To date, we have funded our operations primarily from product sales, royalty agreement revenues, and an investment from Chiesi. In June 2012, we entered into the term loans with Chiesi with proceeds of $90.0 million, or the Term Loans, which are described below. We used the proceeds from the Term Loans, together with $36.4 million of cash on hand, to fund our acquisition of EKR. As of June 30, 2013, we had $55.5 million in cash and cash equivalents on hand.

Cash Flows

The following table provides information regarding our cash flows (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash provided by (used in):
Operating activities	$12,107	$(1,855)
Investing activities	(10,684)	(124,019)
Financing activities	(2,140)	90,464

Net increase in cash and cash equivalents	$(717)	$(35,410)

Net Cash Provided By (Used In) Operating Activities

Our primary sources of operating cash flows are product sales. Our primary uses of cash in our operations are for funding working capital, selling, general and administrative expenses and royalties.

Net cash provided by operating activities for the six months ended June 30, 2013 reflected our net income of $8.2 million, adjusted by non-cash expenses totaling $19.7 million and changes in operating assets and liabilities from December 31, 2012 to June 30, 2013 totaling $15.8 million. Non-cash items consisted primarily of amortization and depreciation of $8.8 million, provision increases for prompt payment discounts and inventory allowances of $3.5 million, stock-based compensation of $1.4 million, fair value adjustments to acquisition-related contingent payments of $3.8 million and changes of deferred income taxes of $2.0 million. Changes in operating assets and liabilities were primarily affected by increases in accounts receivable and inventories combined with decreases in accounts payable, accrued expenses and other liabilities, offset by a $1.6 million change in acquisition-related assets and liabilities and a $1.3 million change in income taxes receivable.

Net cash used in operating activities for the six months ended June 30, 2012 reflected our net loss of $6.2 million, adjusted by non-cash expenses totaling $7.3 million and changes in operating assets and liabilities from December 31, 2011 to June 30, 2012 totaling $3.0 million.

Net Cash (Used in) Provided By Investing Activities

Our primary uses of cash in investing activities are the purchase of property and equipment and the acquisition and licensing of product rights.

Net cash used in investing activities for the six months ended June 30, 2013 reflected the purchase of product rights for PERTZYE for $10 million and the purchase of property and equipment for $697,000.

Net cash provided by investing activities for the six months ended June 30, 2012 reflected the $126.9 million of cash paid for our acquisition of Cardiokine, Inc., or Cardiokine, and EKR, net of cash acquired, $3.0 million cash proceeds allocated to the divested anti-infective product rights and purchase of property and equipment for $99,000.

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

Net cash used in financing activities for the six months ended June 30, 2013 reflected contingent payments relating to CARDENE I.V. acquisition-related contingent consideration of $2.6 million, principal payments on capital leases of $59,000, partially offset by proceeds from common stock option exercises of $567,000.

Net cash provided by financing activities for the six months ended June 30, 2012 reflected proceeds from our long-term debt of $90.0 million and proceeds from common stock option exercises of $818,000, partially offset by payment of debt financing costs of $511,000, principal payments on capital leases, purchases of treasury stock and an excess tax benefit from stock options.

Funding Requirements

Our future capital requirements will depend on many factors, including:

•	the level of product sales and product returns of our currently marketed products and any additional products that we may market in the future;

•	the scope, progress, results and costs of development activities for our product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number of, and development requirements for, additional product candidates that we pursue;

•	the extent to which we acquire or invest in products, businesses and technologies;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the costs and timing of establishing manufacturing and supply arrangements for clinical and commercial supplies of our product candidates and products;

•	the extent to which we are required to make certain contingent payments in connection with our acquisitions;

•	the extent to which we may be required to prepay our indebtedness under the Term Loan Facility;

•	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar arrangements for our marketed products and product candidates; and

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending claims related to intellectual property owned by or licensed to us.

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

As of June 30, 2013, we had $55.5 million of cash and cash equivalents on hand. Based on our current operating plans, we believe that our existing cash and cash equivalents and anticipated revenues from product sales are sufficient to continue to fund our existing level of operating expenses and capital expenditure requirements for at least the next 12 months.

Term Loan Facility

On June 21, 2012, we entered into a credit agreement, or the Credit Agreement, with Chiesi in connection with our acquisition of EKR. The Credit Agreement governs the senior secured Term Loan Facility with Chiesi, which is comprised of a five-year Term Loan A of $60.0 million and five-year Term Loan B of $30.0 million, which we refer to as the Term Loans. The Term Loans were funded on June 25, 2012 and the acquisition of EKR closed on June 26, 2012. The proceeds of the Term Loan Facility were used, together with our cash on hand, to finance the acquisition of EKR and the related fees and expenses incurred by us in connection with the acquisition. All obligations under the Term Loan Facility are guaranteed by our domestic subsidiaries, and are secured by a security interest in substantially all of our assets and our domestic subsidiaries’ assets. Under the Credit Agreement, Chiesi is the administrative agent and collateral agent in respect of the Term Loan Facility.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, contingent royalty payments and/or scientific, regulatory or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of June 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$112,465	$3,297	$29,911	$79,257	$—
Capital lease obligations	66	27	39	—	—
Operating leases (2)	1,640	298	1,189	153	—
Purchase obligations (3)	86,456	27,324	22,508	20,696	15,928

Total (4)	$200,627	$30,946	$53,647	$100,106	$15,928

(1)	Long-term debt obligations represent future minimum principal and interest payments due under both our Term Loan A and Term Loan B assuming that the loans remain outstanding until maturity, the conversion option for Term Loan B is not exercised and the default rate of interest is not triggered.
(2)	Operating leases include minimum payments under leases for our facilities and automobiles. Our total minimum lease payments for the corporate headquarters are $536,000 in 2013 (of which we paid $250,000 during the first six months of 2013), $584,000 in 2014, $599,000 in 2015, $152,000 in 2016 and $0 thereafter.
(3)	Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers of $52.0 million; clinical trial and research agreements with contract research organizations and consultants of $1.1 million; agreements with providers of marketing analytical services of $5.3 million; and open purchase orders for the acquisition of goods and services in the ordinary course of business of $28.0 million.
(4)	Excluded from the contractual obligations table are (i) potential payments of up to $167.5 million for contingent consideration that we may be required to pay in connection with our acquisitions of Cardiokine and EKR; (ii) $20 million for potential milestone payments in connection with our licensing and distribution agreement with DCI; (iii) $8.4 million in potential future milestone payments as part of our other licensing, distribution and development agreements; (iv) a contingent liability of $733,000 related to our divestiture of Factive; and (v) anticipated payments under the assumed contingent consideration arrangement related to the ready-to-use formulation of CARDENE I.V., which is based on a percentage of net sales. We have excluded these potential liabilities and milestone payments from the contractual obligations table because we are unable to precisely predict the timing or ultimate cash settlement amounts of these payments. See Note 11 to our consolidated financial statements included in “Part I—Item 1. Financial Statements” of this quarterly report on Form 10-Q for more information regarding the potential payments related to our acquisition of Cardiokine and milestone payments related to our licensing, distribution and development agreements.

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

Chiesi, which owns a majority of our common stock, is considered to be an affiliate of ours under Section 13(r) of the Exchange Act. During the quarter ended June 30, 2013, Chiesi was a party to distribution agreements pursuant to which the applicable distributor sold CUROSURF to hospitals in Iran, which may include hospitals owned by the Government of Iran. We believe Chiesi’s gross revenue attributable to such sales during the quarter ended June 30, 2013 was approximately $1.1 million, while net profit generated from such sales was approximately $344,000.

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

As of the date of this quarterly report on Form 10-Q, we are not aware of any other activity, transaction or dealing by us or any of our affiliates during the quarter ended June 30, 2013, that requires disclosure in this quarterly report under Section 13(r) of the Exchange Act. For affiliates that we do not control and that are our affiliates solely due to their common control by Chiesi, we have relied upon Chiesi for information regarding their activities, transactions and dealings.

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

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars and we do not have investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We currently have one supply contract denominated in Euros and two development agreements denominated in foreign currencies, Euros and Swiss francs. Unfavorable fluctuations in these exchange rates could have a negative impact on our consolidated financial statements. The impact of changes in the exchange rates related to these contracts was immaterial to our consolidated financial statements for the three and six months ended June 30, 2013 and 2012. We do not believe a fluctuation in these exchange rates would have a material impact on us. To date, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. These circumstances may change.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2013, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see “Part I—Item 3. Legal Proceedings” of our annual report on Form 10-K for the year ended December 31, 2012 for a description of certain pending legal proceedings to which we are a party. There have been no material developments in these legal proceedings since the filing of the Form 10-K on March 14, 2013 except as disclosed below.

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

On January 17, 2012, we filed a motion to dismiss the action for failure to state a claim on which relief could be granted and on May 18, 2012, the district court issued an order granting the motion to dismiss. On June 14, 2012, ONY notified the United States Court of Appeals for the Second Circuit that it intended to appeal that order. On June 26, 2013 the court of appeals affirmed the district court’s decision dismissing ONY’s claims against us, Chiesi and the individual defendants.

Propoxyphene Litigation

Since January 11, 2012, we have been served with 37 complaints involving 1,434 plaintiffs in which plaintiffs allege that they (or decedents) suffered personal injury related to their ingestion of prescription medication containing the active pharmaceutical ingredient propoxyphene marketed and sold as generic and/or brand-name drugs under various names by the numerous defendant companies. The suits name numerous pharmaceutical companies, including Cornerstone BioPharma, Inc., Cornerstone BioPharma Holdings, LLC, and Aristos and do not specify which company’s product each plaintiff allegedly ingested. The damages plaintiffs seek include compensatory and exemplary damages.

These cases were initially filed in various jurisdictions. Of the cases filed and served to date, four were originally filed in Federal Courts and 33 were originally filed in State Courts. The four originally filed in federal court were transferred to the pending MDL proceedings in the United States District Court, Eastern District of Kentucky (Northern Division) and were dismissed on the basis that Federal food and drug laws preempted the plaintiffs’ claims. The dismissal rulings in two of the dismissed cases have been appealed to the United States Court of Appeals for the Sixth Circuit, but the Court of Appeals has not yet set a briefing schedule.

The 33 State Court cases were initially removed to Federal Court. Thirty-two of the cases have been remanded to California State Courts and one is pending in the United States District Court for the Northern District of California, and none currently remain in the MDL proceedings. California state court propoxyphene cases were consolidated in a coordinated proceeding (JCCP No. 4741) and the first hearing in these cases took place in Los Angeles Superior Court on July 15, 2013. The presiding judge ordered that plaintiffs effect service of process on all named defendants in pending cases on or before August 15, 2013.

We expect additional cases to be filed in the coming weeks but it is not possible at this time to predict the schedule, jurisdiction, or procedural context in which the propoxyphene litigation will ultimately be resolved.

Paragraph IV Litigation

On June 11, 2013, we received the Notice Letter from Exela, advising us of the filing by Exela of an sNDA seeking approval for a ready to use injectable formulation of 0.1 mg/mL and 0.2 mg/mL nicardipine hydrochloride in 0.9% sodium chloride. We market a ready to use injectable formulation of 0.1 mg/mL and 0.2 mg/mL nicardipine hydrochloride in 0.86% and 0.83% sodium chloride, respectively, under the name CARDENE I.V. The Notice letter included a certification that Exela’s product will not infringe the claims of U.S. Patent No. 7,612,102 and U.S. Patent No. 7,659,291, and/or that the claims of those patents are invalid.

On July 12, 2013, we received a further Notice Letter making the same certification with respect to our U.S. Patent No. 8,455,524.

In response to the filing of the sNDA, on July 24, 2013, we filed a complaint against Exela in the United States District Court for the District of Delaware alleging that Exela infringed our U.S. Patent Nos. 7,612,102 and 7,659,291. By filing suit to enforce our patents within 45 days from our receipt of the Notice Letter, under the Hatch-Waxman Act, the FDA may not approve Exela’s product for a period of 30 months from our receipt of the Notice Letter, or until an earlier court decision adverse to our patents.

We intend to file a similar complaint alleging that Exela infringed our U.S. Patent No. 8,455,524.

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

CORNERSTONE THERAPEUTICS INC.

Date: August 6, 2013	/s/ Craig Collard
Craig Collard
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2013	/s/ Alastair McEwan
Alastair McEwan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 6, 2013	/s/ Ira Duarte
Ira Duarte
Director, Accounting and Financial Planning and Analysis
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Executive Employment Agreement between the Registrant and Andreas Maetzel dated May 6, 2013.

10.2+	License and Distribution Agreement between the Registrant and Digestive Care, Inc. dated May 9, 2013.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment, which portions have been separately filed with the Securities and Exchange Commission.